Form 10-Q
period 2000-04-01
ASPECT MEDICAL SYSTEMS INC
filed 2000-05-15
CIK 886235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                         Commission file number: 0-24663

                           ---------------------------
                          ASPECT MEDICAL SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                    04-2985553
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


141 NEEDHAM STREET, NEWTON, MASSACHUSETTS   02464-1505
(Address of Principal Executive Offices)    (Zip Code)

                                 (617) 559-7000
               Registrant's Telephone Number, Including Area Code

                  TWO VISION DRIVE, NATICK, MASSACHUSETTS 01760
                                 Former Address
                           ---------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The Registrant had 17,023,971 shares of Common Stock, $0.01 par value per share, outstanding as of May 8, 2000.

                          ASPECT MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.           FINANCIAL INFORMATION                                                                           1

Item 1.           Financial Statements (Unaudited)                                                                1

                  Consolidated Balance Sheets as of April 1, 2000 and December 31, 1999                           1

                  Consolidated Statements of Operations for the Three Months Ended
                  April 1, 2000 and April 3, 1999                                                                 2

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  April 1, 2000 and April 3, 1999                                                                 3

                  Notes to Consolidated Financial Statements                                                      4

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations           8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                      19

PART II.          OTHER INFORMATION                                                                               19

Item 1.           Legal Proceedings                                                                               19

Item 2.           Changes in Securities and Use of Proceeds                                                       19

Item 3.           Defaults Upon Senior Securities                                                                 20

Item 4.           Submission of Matters to a Vote of Security Holders                                             20

Item 5.           Other Information                                                                               20

Item 6.           Exhibits and Reports on Form 8-K                                                                20

SIGNATURE                                                                                                         21

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               April 1,             December 31,
                                                                                 2000                  1999
                                                                                 ----                  ----
                                                                             (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                $  26,818,376        $  13,535,364
   Marketable securities                                                       38,435,821            1,000,000
   Accounts receivable, net of allowance of $407,000 at April 1, 2000
   and December 31, 1999                                                        5,070,279            4,300,235
   Current portion of investment in sales-type leases                           1,863,727            1,689,585
   Inventory                                                                    2,782,438            1,514,702
   Other current assets                                                         1,468,779            1,006,023
                                                                            -------------        -------------
           Total current assets                                                76,439,420           23,045,909
Property and equipment, net                                                     4,741,568            3,449,252
Long-term investment in sales-type leases                                       2,946,379            2,906,447
                                                                            -------------        -------------
           Total assets                                                     $  84,127,367        $  29,401,608
                                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                        $   2,221,629        $   2,125,526
   Accounts payable                                                             2,252,732            1,569,093
   Accrued liabilities                                                          5,547,140            5,937,554
   Deferred revenue                                                             1,056,342            1,135,225
                                                                            -------------        -------------
           Total current liabilities                                           11,077,843           10,767,398
                                                                            -------------        -------------
Deferred revenue                                                                1,305,425            1,682,509
Long-term debt                                                                  3,433,957            3,872,484
                                                                            -------------        -------------
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; 5,000,000 shares authorized, no
     shares issued or outstanding                                                      --                   --
   Convertible Preferred Stock, $.01 par value; 22,363,224 shares authorized, 11,067,238 shares issued and outstanding at December
     31, 1999                                                                          --           67,560,365
   Common Stock, $.01 par value; 60,000,000 and 17,030,000 shares authorized, 16,982,373 and 1,815,840 shares issued and
     outstanding at April 1, 2000 and December 31, 1999, respectively             169,824               18,158
   Additional paid-in capital                                                 124,240,940            1,273,725
   Warrants                                                                       146,606              146,606
   Notes receivable from employees and directors                                 (298,324)            (305,324)
   Deferred compensation                                                         (542,703)            (225,111)
   Accumulated other comprehensive loss                                           (42,799)                  --
   Accumulated deficit                                                        (55,363,402)         (55,389,202)
                                                                            -------------        -------------
           Total stockholders' equity                                          68,310,142           13,079,217
                                                                            -------------        -------------
           Total liabilities and stockholders' equity                       $  84,127,367        $  29,401,608
                                                                            =============        =============


The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended
                                                                            ------------------
                                                                     April 1, 2000          April 3, 1999
                                                                     -------------          -------------
                                                                      (Unaudited)            (Unaudited)

Revenue                                                              $   9,659,377          $   5,326,761
Costs and expenses:
    Costs of revenue                                                     3,083,137              2,052,370
    Research and development                                             1,353,819              1,151,173
    Sales and marketing                                                  4,714,053              3,410,778
    General and administrative                                           1,268,613              1,112,040
                                                                     -------------          -------------

             Total costs and expenses                                   10,419,622              7,726,361
                                                                     -------------          -------------


Loss from operations                                                      (760,245)            (2,399,600)
Interest income                                                            988,015                328,748
Interest expense                                                          (201,970)               (49,605)
                                                                     -------------          -------------

Net income (loss)                                                    $      25,800          $  (2,120,457)
                                                                     =============          =============


Net income (loss) per share:
    Basic                                                                    $0.00                 $(1.49)
    Diluted                                                                  $0.00                 $(1.49)

Shares used in computing net income (loss) per share:
    Basic                                                               11,594,734              1,423,133
    Diluted                                                             14,115,682              1,423,133

  The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                            April 1, 2000        April 3, 1999
                                                                            -------------        -------------
                                                                             (Unaudited)          (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                        $     25,800        $ (2,120,457)
   Adjustments to reconcile net income (loss) to net cash used for operating activities -
     Depreciation and amortization                                               349,915             244,486
     Provision for doubtful accounts                                                  --             141,124
     Compensation expense related to stock options                               192,529              15,142
     Changes in assets and liabilities --
       Increase in accounts receivable                                          (770,044)           (198,944)
       Increase in inventory                                                  (1,267,736)            (66,356)
       Increase in other current assets                                         (462,756)           (123,799)
       Increase in investment in sales-type leases                              (214,074)           (559,447)
       Increase in accounts payable                                              683,639             647,589
       Decrease (increase) in accrued liabilities                               (390,414)            110,377
       Decrease in deferred revenue                                             (455,967)           (131,528)
                                                                            ------------        ------------
          Net cash used for operating activities                              (2,309,108)         (2,041,813)
                                                                            ------------        ------------

Cash flows from investing activities:
   Acquisition of property and equipment                                      (1,642,231)           (452,153)
   Purchases of marketable securities                                        (38,478,620)         (2,370,486)
   Proceeds from sales of marketable securities                                1,000,000           1,168,438
                                                                            ------------        ------------
          Net cash used for investing activities                             (39,120,851)         (1,654,201)
                                                                            ------------        ------------

Cash flows from financing activities:
   Principal payments on capital lease obligations                                    --             (34,707)
   Proceeds from working capital line of credit                                       --           1,450,000
   Principal payments on equipment loan                                         (180,167)           (180,167)
   Principal payments on term loan                                              (235,617)                 --
   Proceeds from sale of investment in sales-type leases                         278,248                  --
   Principal payments on debt related to investment in sales-type
     leases                                                                     (204,888)                 --
   Proceeds from issuance of common stock                                     55,048,395               3,625
   Payments received on notes receivable from employees and directors              7,000                  --
                                                                            ------------        ------------
          Net cash provided by financing activities                           54,712,971           1,238,751
                                                                            ------------        ------------
Net increase (decrease) in cash and cash equivalents                          13,283,012          (2,457,263)
Cash and cash equivalents, beginning of period                                13,535,364          17,122,993
                                                                            ------------        ------------
Cash and cash equivalents, end of period                                    $ 26,818,376        $ 14,665,730
                                                                            ============        ============

Supplemental disclosure of cash flow information:
   Interest paid                                                            $    209,970        $     49,605
                                                                            ============        ============




The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      Basis of Presentation

        The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Registration Statement on Form S-1 of Aspect Medical Systems, Inc., as amended, filed with the Securities and Exchange Commission (File No. 333-86295). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.


(2)      Computation of Net Income (Loss) Per Share

        In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic earnings (loss) per share for the three months ended April 1, 2000 and April 3, 1999, were computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted earnings (loss) per share for the periods presented were computed by dividing net income (loss) by the weighted average common and dilutive potential common shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted earnings (loss) per share is as follows:

                                                                          Three Months Ended
                                                                          ------------------
                                                                    April 1, 2000     April 3, 1999
                                                                    -------------     -------------
                                                                     (Unaudited)       (Unaudited)

BASIC EARNING(LOSS) PER SHARE COMPUTATION
   Numerator:
   Net income (loss) applicable to common stock                      $    25,800       $(2,120,457)
                                                                     -----------       -----------

  Denominator:
  Weighted average common shares outstanding                          11,594,734         1,423,133
                                                                     -----------       -----------
  Basic earnings (loss) per share                                    $      0.00       $     (1.49)
                                                                     ===========       ===========

DILUTED EARNING(LOSS) PER SHARE COMPUTATION
   Numerator:
   Net income (loss) applicable to common stock                      $    25,800       $(2,120,457)
                                                                     -----------       -----------

  Denominator:
  Weighted average common shares outstanding                          11,594,734         1,423,133
  Dilutive effect of assumed exercise of warrants                        123,393                --
  Dilutive effect of assumed exercise of stock options                 2,308,131                --
  Dilutive effect of restricted stock                                     89,424                --
                                                                     -----------       -----------
  Weighted average common and dilutive potential common shares
      outstanding                                                     14,115,682         1,423,133
                                                                     -----------       -----------
  Diluted earnings (loss) per share                                  $      0.00       $     (1.49)
                                                                     ===========       ===========

                 ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(3)      Revenue Recognition

        Revenue from equipment sales, disposable product sales and sales-type leases are recognized at the time of shipment. Payments received prior to shipment are recorded as deferred revenue. The Company has entered into certain licensing and distribution agreements for which payments received in advance are recorded as deferred revenue. Revenue is recognized as earned per the terms of the respective agreements. The Company provides for the cost of warranty at the time of product shipment.


(4)      Comprehensive Income

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 103 (SFAS No. 130), Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's total comprehensive income is as follows:

                                                        Three Months Ended
                                                        ------------------
                                                   April 1, 2000     April 3, 1999
                                                   -------------     -------------
                                                    (Unaudited)        (Unaudited)
Net income (loss)                                  $    25,800        $(2,120,457)
Other comprehensive loss:
    Unrealized loss on marketable securities           (42,799)            (3,641)
                                                   -----------        -----------
Comprehensive net loss                             $   (16,999)       $(2,124,098)
                                                   ===========        ===========



(5)      Investment in Sales-Type Leases

        The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                              April 1,         December 31,
                                                2000              1999
                                                ----              ----
                                             (Unaudited)

Total minimum lease payments receivable       $5,979,271       $5,737,674
  Less -- unearned interest                    1,169,165        1,141,642
                                              ----------       ----------
Net investment in sales-type leases            4,810,106        4,596,032
  Less -- current portion                      1,863,727        1,689,585
                                              ----------       ----------
                                              $2,946,379       $2,906,447
                                              ==========       ==========

                 ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(6)      Inventory

        Inventory consists of the following:

                         April 1,        December 31,
                          2000              1999
                          ----              ----
                       (Unaudited)
Raw Material           $  734,014       $  421,117
Work-in-progress          243,993          100,586
Finished goods          1,804,431          992,999
                       ----------       ----------
                       $2,782,438       $1,514,702
                       ==========       ==========


(7)      Segment Information and Enterprise Reporting

        The Company has adopted the FASB's Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 31, 1997. The Company operates in one reportable segment as it has one family of anesthesia monitoring systems. The Company does not disaggregate financial information by product or geographically, other than export sales by region and sales by product, for management purposes. Substantially all of the Company's assets are located within the United States. All of the Company's products are manufactured in the United States.

        Revenue by geographic destination and as a percentage of total revenue is as follows:

                                         Three Months Ended
                                         ------------------
                                   April 1, 2000     April 3, 1999
                                   -------------     -------------
                                    (Unaudited)       (Unaudited)
Geographic Area by Destination
   Domestic                          $8,265,619       $4,814,938
   International                      1,393,758          511,823
                                     ----------       ----------
                                     $9,659,377       $5,326,761
                                     ==========       ==========

                                       Three Months Ended
                                       ------------------
                                 April 1, 2000      April 3, 1999
                                 -------------      -------------
                                  (Unaudited)       (Unaudited)
Geographic Area by Destination
   Domestic                           86%                90%
   International                      14                 10
                                     ---                ---
                                     100%               100%
                                     ===                ===

                 ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(8)      Initial Public Offering

        On February 2, 2000, the Company completed the initial public offering of its common stock. Upon the closing of the initial public offering, the Company issued 3,500,000 shares of its common stock at an offering price of $15.00 per share and all of the Company's convertible preferred stock automatically converted into 11,067,238 shares of common stock. On February 4, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares at $15.00 per share. Cash proceeds from the sale of the 4,025,000 shares of common stock, net of underwriters' discount and offering expenses, totaled approximately $54.9 million. Also upon closing of the Company's initial public offering, the authorized capital stock of the Company consisted of 60,000,000 shares of common stock and 5,000,000 shares of preferred stock. No shares of preferred stock are outstanding and the terms of the preferred stock have not been designated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements, which involve risks and uncertainties. Our actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

We develop, manufacture and market an anesthesia monitoring system that we call the BIS system. The BIS system enables anesthesia providers to assess and manage a patient's level of consciousness during surgery. Our proprietary BIS system includes our BIS monitor or BIS Module Kit and our disposable BIS Sensors. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS index is the only FDA-cleared, commercially available, direct measure of the effects of anesthetics on the brain. Our latest generation monitor, the A-2000 BIS Monitor, was cleared for marketing by the FDA in February 1998. Our other monitor products are the A-1000 Monitor, the A-1050 EEG Monitor with BIS and the BIS Module Kit. After the introduction of the A-2000 BIS Monitor, we ceased active marketing of the A-1050 Monitor domestically. In addition to the disposable BIS Sensor, we offer the Zipprep EEG Electrode.

We follow a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on the Saturday closest to the end of the calendar month and the last month of the fiscal year always ends on December 31.

We offer customers the option either to purchase the BIS monitors outright or to acquire the BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The customer is granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 10% and 20% of revenue in the three months ended April 1, 2000 and April 3, 1999, respectively.

We derive our revenue primarily from sales of monitors, including related accessories and BIS Module Kits, and sales of disposable sensors. In the three months ended April 1, 2000 and April 3, 1999, revenue from the sale of monitors represented approximately 46% and 58%, respectively, of our revenue, and revenue from the sale of disposable sensors represented approximately 54% and 42%, respectively, of our revenue. We expect that revenue from the sale of single-use disposable sensors will continue to increase as a percentage of revenue as the installed base of monitors continues to grow.

Revenue from domestic sales in the three months ended April 1, 2000 and April 3, 1999 was approximately $8.3 million and $4.8 million, respectively, which represented approximately 86% and 90%, respectively, of our revenue. Revenue from international sales in three months ended April 1, 2000 and April 3, 1999 was approximately $1.4 million and $512,000, respectively, which represented approximately 14% and 10%, respectively, of our revenue. In December 1998 and March 1999, we established subsidiaries in The Netherlands and the United Kingdom, respectively, to facilitate our entry into the international market. We are developing our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. We expect to enhance our international third-party distribution program through direct sales efforts and to support our customers with clinical specialists. In January 1998, we entered into a three-year distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, the Japanese Ministry of Health and Welfare approved our A-1050 EEG Monitor with BIS for marketing in Japan. During the three months ended April 1, 2000 and April 3, 1999, sales to Nihon Kohden represented approximately 68% and 8%, respectively, of international revenue. As a result of our move into the international market, we anticipate that international sales will increase in absolute dollars.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, information expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

                                         Three Months Ended
                                         ------------------
                                   April 1, 2000     April 3, 1999
                                   -------------     -------------

Revenue                                      100%             100%
Costs and expenses:
    Costs of revenue                          32               38
    Research and development                  14               22
    Sales and marketing                       49               64
    General and administrative                13               21
                                            ----             ----
             Total costs and expenses        108              145
                                            ----             ----

Loss from operations                          (8)             (45)
Interest income, net                           8                5
                                            ----             ----
Net income (loss)                              0%             (40%)
                                            ====             ====

THREE MONTHS ENDED APRIL 1, 2000 COMPARED TO THREE MONTHS ENDED APRIL 3, 1999

Revenue. Our revenue increased to approximately $9.7 million in the three months ended April 1, 2000 from approximately $5.3 million in the three months ended April 3, 1999, an increase of approximately 81%. Revenue from the sale of monitors increased to approximately $4.4 million in the three months ended April 3, 2000 from approximately $3.1 million in the three months ended April 3, 1999, an increase of approximately 42%. Revenue from the sale of disposable sensors increased to approximately $5.3 million in the three months ended April 1, 2000 from approximately $2.2 million in the three months ended April 3, 1999, an increase of approximately 136%. The growth in revenue from the sale of monitors was primarily attributable to an increase of approximately 71% in the three months ended April 1, 2000 as compared to the three months ended April 3, 1999, in the number of monitors sold, which resulted from the growth of our direct sales force and the contribution of our international organization. The increase in revenue from the sale of disposable sensors was primarily attributable to growth in the installed base of monitors, which resulted in an increase of approximately 135% in the number of disposable sensors sold.

Our gross profit was approximately 68% of revenue in the three months ended April 1, 2000 as compared to a gross profit of approximately 62% of revenue in the three months ended April 3, 1999. The increase in the gross profit percentage in the three months ended April 1, 2000 as compared to the three months ended April 3, 1999 was primarily attributable to an increase in sales of disposable sensors as a percentage of revenue. Disposable sensors have a higher profit margin than monitors and contributed approximately 68% of the increase in gross profit. We expect that sales of higher margin disposable sensors will continue to increase as a percentage of revenue as the installed base of monitors continues to grow.

Research and Development. Research and development expenses increased to approximately $1.4 million in the three months ended April 1, 2000 from approximately $1.2 million in the three months ended April 3, 1999, an increase of approximately 18%. Research and development expenses decreased as a percentage of revenue for the same periods. The increase in research and development expenses for the three months ended April 1, 2000 as compared to the three months ended April 3, 1999, was primarily attributable to an increase in research and development personnel and related payroll and other expenses, which represented approximately 95% of the increase. These expenses were incurred in connection with the continued product development efforts related to the A-2000 BIS Monitor, BIS Sensor and BIS Module Kit and the development of products for use outside the operating room in the intensive care unit and for procedural sedation. We expect research and development expenses to increase as we continue to invest in product improvements, product extensions and technology development.

Sales and Marketing. Sales and marketing expenses increased to approximately $4.7 million in the three months ended April 1, 2000 from approximately $3.4 million in the three months ended April 3, 1999, an increase of approximately 38%. Sales and marketing expenses decreased as a percentage of revenue for the same periods. The increase in sales and marketing expenses in the three months ended April 1, 2000 was primarily attributable to an increase in sales and marketing personnel and related payroll and other expenses, which represented approximately 51% of the increase and the establishment of our international subsidiaries, which represented approximately 38% of the increase. We expect sales and marketing expenses to increase as we continue to expand our international operations, increase our direct sales force and clinical specialists in the United States and engage in activities to further educate and promote the use of the BIS system by our customers.

General and Administrative. General and administrative expenses increased to approximately $1.3 million in the three months ended April 1, 2000 from approximately $1.1 million in the three months ended April 3, 1999, an increase of approximately 14%. General and administrative expenses decreased as a percentage of revenue for the same periods. The increase in absolute dollars was primarily attributable to an increase in general and administrative personnel to support our growth and related payroll and other expenses and increased operating expenses associated with our new facility in Newton, Massachusetts. We expect general and administrative expenses to increase as we increase the number of personnel and related resources required to support our growth.

Interest Income, Net. Interest income, net, increased to approximately $786,000 in the three months ended April 1, 2000 from approximately $279,000 in the three months ended April 3, 1999, an increase of approximately 182%. Interest income increased to approximately $988,000 in the three months ended April 1, 2000 from approximately $329,000 in the three months ended April 3, 1999, an increase of approximately 200%. The increase in interest income was primarily attributable to a higher average balance of cash and investments resulting from our initial public offering of common stock in February 2000 and the proceeds from the sale of a portion of our investment in sales-type leases. Interest expense increased to approximately $202,000 in the three months ended April 1, 2000 from approximately $50,000 in the three months ended April 3, 1999, an increase of approximately 307%, as a result of higher average outstanding debt obligations resulting from borrowings under a term loan we entered into in December 1999 and debt obligations related to the sale of a portion of our investments in sales-type leases in the second half of 1999 and the first three months of 2000. We expect interest income to increase during the remainder of 2000 because of higher cash and investments balances that resulted from our initial public offering.

Net Income (Loss). As a result of the factors discussed above, in the three months ended April 1, 2000 we had net income of approximately $26,000 as compared to a net loss of approximately $2.1 million in the three months ended April 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through January 2000, we financed our operations primarily from the sale of our convertible preferred stock. Through April 1, 2000, we raised approximately $67.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $2.2 million of financing related to our investments in sales-type leases. We received approximately $2.8 million of financing under a term loan in December 1999. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.9 million. At April 1, 2000, we had approximately $1.1 million committed primarily to the purchase of equipment related to the expansion of our automated BIS Sensor production line.

Working capital at April 1, 2000 was approximately $65.4 million compared to approximately $12.3 million at December 31, 1999. The increase in working capital from December 31, 1999 to April 1, 2000 was primarily attributable to the proceeds from our initial public offering.

We used approximately $2.3 million of cash for operations in the three months ended April 1, 2000 as compared to approximately $2.0 million in the three months ended April 3, 1999. Cash used for operations during the three months ended April 1, 2000 was primarily driven by increases in net accounts receivable, inventory, investment in sales-type leases and other current assets and decreases in accrued liabilities and deferred revenue which were offset by an increase in accounts payable.

We used approximately $39.1 million of cash for investing activities in the three months ended April 1, 2000 as compared to approximately $1.7 million in the three months ended April 3, 1999. The increase in cash used for investing activities was primarily the result of the investment of the proceeds we received from our February 2000 initial public offering of common stock. Capital expenditures were approximately $1.6 million in the three months ended April 1, 2000, primarily for manufacturing equipment and our new facility, as compared to approximately $452,000 in the three months ended April 3, 1999.

We received approximately $54.7 million of cash from financing activities in the three months ended April 1, 2000 as compared to approximately $1.2 million in the three months ended April 3, 1999. The cash received from financing activities in the three months ended April 1, 2000 was primarily a result of the closing of our initial public offering of common stock. Cash from financing activities during the three months ended April 3, 1999 resulted primarily from borrowings under a working capital line of credit.

In December 1999, we renegotiated our loan agreement with Imperial Bank. Borrowings outstanding at April 1, 2000 of approximately $1.3 million under the equipment portion of the new loan agreement are payable in monthly installments of approximately $60,000 plus interest through December 31, 2001. The working capital portion of the original loan agreement was replaced with a term loan portion. Borrowings under the term loan portion outstanding at April 1, 2000 of approximately $2.6 million are payable in 36 monthly installments of approximately $79,000 plus interest which commenced in January 2000. Interest on both the equipment portion and the term loan portion of the new loan agreement accrued at the prime rate plus 1.0% through the closing date of our initial public offering of common stock. Since the closing date of our initial public offering, the interest rate has been the prime rate plus 0.5%. The new loan agreement contains restrictive covenants that require us to maintain liquidity and borrowing base ratios and restrict us from declaring and paying cash dividends. The new loan agreement is secured by substantially all of our assets. At December 31, 1999, no additional amounts may be borrowed under the equipment portion or term loan portion of the new loan agreement. Approximately $1.5 million is available under the standby letter of credit portion of the new loan agreement.

In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investments in sales-type leases to AmeriCorp Financial, Inc. Through April 1, 2000, we sold approximately $2.2 million of our investments in sales-type leases. In accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases.

We anticipate that capital expenditures will continue to increase in support of our increased manufacturing capacity and new product activities and to build the infrastructure necessary to accommodate our anticipated growth.

We believe that the financial resources available to us, including our current working capital, together with the proceeds from selling our investments in sales-type leases, will be sufficient to finance our planned operations and capital expenditures at least through 2000. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to expand manufacturing capacity, to finance our sales-type lease program and to meet market demand for our products.

INCOME TAXES
We have net operating loss and research and development tax credit carryforwards for federal income tax purposes that will expire commencing in the year 2002 through the year 2019 if not utilized.

The net operating loss and research and development tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

YEAR 2000 COMPLIANCE

The year 2000 problem refers to the potential for system and processing failures as a result of software using two digits rather than four to define the applicable year. For example, computer programs may recognize a date represented as "00" as the year 1900 rather than the year 2000. As a result, computer software and/or hardware used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions to normal business activities.

We have defined year 2000 compliant or year 2000 readiness as the ability to: a) correctly handle date information needed for dates after December 31, 1999, b) function according to the product documentation provided for these date changes, without changes in operation, assuming correct configuration, c) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner, store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century, and c) recognize year 2000 as a leap year.

As of May 8, 2000, customers have not reported to us any year 2000 related problems or disruptions with any of our systems or products. In addition, we are not aware of any year 2000 related problems with any of our equipment, facilities, material suppliers or sub-contract manufacturers.


CONVERSION TO EURO

Eleven of the 15 members of the European Union have agreed to adopt the Euro as their legal currency. Our current information systems allow us to process Euro-denominated transactions. We are also assessing the business implications of the conversion to the Euro, including long-term competitive implications and the effect of market risk with respect to financial instruments. Substantially all of our international sales are denominated in United States dollars. We do not believe the Euro will have a significant effect on our business, financial condition or results of operations. We will continue to assess the impact of Euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivatives and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS 133 to be effective for all fiscal quarters beginning after June 15, 2000. The adoption of SFAS 133, as amended, is not expected to have a material effect on our financial condition and results of operations as we do not currently hold any derivative instruments or engage in hedging activities.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including our ability to become profitable, information with respect to market acceptance of the BIS system, our dependence on the BIS system, our ability to remain competitive and achieve future growth and information with respect to other plans and strategies for our business, consists of forward-looking statements. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges, singularly or in combination, could have a material adverse effect on our results of operations, business or financial condition.

WE WILL NOT BE PROFITABLE IF HOSPITALS AND ANESTHESIA PROVIDERS DO NOT BUY AND USE OUR BIS SYSTEM IN SUFFICIENT QUANTITIES.

Customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient's level of consciousness during surgery if patients regain consciousness during surgery while being monitored with the BIS system. If extensive or frequent malfunctions occur, these providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate or reliable, they will not buy and use the BIS system in sufficient quantities to enable us to be profitable.

WE DEPEND ON OUR BIS SYSTEM FOR SUBSTANTIALLY ALL OF OUR REVENUE, AND IF THE BIS SYSTEM DOES NOT GAIN WIDESPREAD MARKET ACCEPTANCE, THEN OUR REVENUE WILL NOT GROW.

We began selling our current BIS system in early 1998. To date, we have not achieved widespread market acceptance of the BIS system. Because we depend on our BIS system for substantially all of our revenue and we have no other significant products, if we fail to achieve widespread market acceptance we will not be able to sustain or grow our product revenue.

CASES OF SURGICAL AWARENESS DURING MONITORING WITH THE BIS SYSTEM COULD LIMIT MARKET ACCEPTANCE OF BIS SYSTEMS AND COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS.

Clinicians have reported to us a total of 41 cases of possible surgical awareness during surgical procedures monitored with the BIS system as of April 1, 2000. Not all cases of surgical awareness during surgical procedures monitored with the BIS system may be reported to us, and we have not systematically solicited reports of surgical awareness. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of surgical awareness that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although we do not claim that patient monitoring with the BIS system will reduce the incidence of surgical awareness, we may be subject to product liability claims for cases of surgical awareness during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages.

WE MAY NOT BE ABLE TO COMPETE WITH NEW PRODUCTS OR ALTERNATIVE TECHNIQUES DEVELOPED BY OTHERS, WHICH COULD IMPAIR OUR ABILITY TO REMAIN COMPETITIVE AND ACHIEVE FUTURE GROWTH.

The medical industry in which we market our products is characterized by rapid product development and technological advances. Our current or planned products are at risk of obsolescence from:

-        new monitoring products, based on new or improved technologies,
- new products or technologies used on patients or in the operating room during surgery in lieu of monitoring devices,
- electrical or mechanical interference from new or existing products or technologies,
-        alternative techniques for evaluating the effects of anesthesia,
-        significant changes in the methods of delivering anesthesia, and
-        the development of new anesthetic agents.

We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets and continue to grow our business.

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE ENHANCED OR NEW PRODUCTS WE COULD LOSE REVENUE OPPORTUNITIES AND CUSTOMERS.

As the market for our BIS system matures, we need to develop and introduce new products for anesthesia monitoring or other applications. We face at least the following risks:

- we may not successfully adapt the BIS system to function properly in the intensive care unit, for procedural sedation, when used with anesthetics we have not tested or with patient populations we have not studied, such as infants and young children, and

- our technology is complex, and we may not be able to develop it further for applications outside anesthesia monitoring.

If we do not successfully adapt the BIS system for new products and applications both within and outside the field of anesthesia monitoring, then we could lose revenue opportunities and customers.

IF WE DO NOT DEVELOP AND IMPLEMENT A SUCCESSFUL SALES AND MARKETING STRATEGY, WE WILL NOT EXPAND OUR BUSINESS.

Our current sales and marketing operation is not sufficient to achieve the level of market awareness and sales we need to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

- provide or assure that distributors and original equipment manufacturers provide the technical and educational support customers need to use the BIS system successfully,
- promote frequent use of the BIS system so that sales of our disposable BIS Sensors increase,
- encourage our customers to purchase our products prior to availability of products that are made by original equipment manufacturers incorporating our technology,
-        manage geographically dispersed operations, and
-        modify our products for foreign markets.

IN ORDER TO REACH THE LEVEL OF SALES WE NEED TO SUSTAIN PROFITABILITY, WE NEED TO FURTHER DEVELOP OUR DIRECT AND INDIRECT SALES CHANNELS.

In order to increase our sales, we need to add domestic and international distributors, original equipment manufacturers and other sales channels and increase sales through these channels. In addition, we need to hire and train more sales persons and clinical specialists. If we do not further develop our direct and indirect sales channels, we will not reach the level of sales necessary to sustain profitability.

OUR THIRD-PARTY DISTRIBUTION AND ORIGINAL EQUIPMENT MANUFACTURER RELATIONSHIPS COULD NEGATIVELY AFFECT OUR PROFITABILITY, CAUSE SALES OF OUR PRODUCTS TO DECLINE AND BE DIFFICULT TO TERMINATE IF WE ARE DISSATISFIED.

Sales through distributors could be less profitable than direct sales. Sales of our products through multiple channels could also confuse customers and cause the sale of our products to decline. We do not control our original equipment manufacturers and distribution partners. Our partners could sell competing products and may devote insufficient sales efforts to our products. Our partners are generally not required to purchase minimum quantities. As a result, even if we are dissatisfied with the performance of our partners, we may be unable to terminate our agreements with these partners or enter into alternative arrangements.

WE MAY NOT BE ABLE TO GENERATE ENOUGH ADDITIONAL REVENUE FROM OUR PLANNED INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS.

A component of our growth strategy is to expand our presence in foreign markets. We conduct international business primarily in Europe and we are attempting to increase the number of countries in which we do business. It will be costly to establish international facilities and operations and to promote the BIS system in international markets. In addition, we have little experience in marketing and distributing products for these markets. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations.

WE MAY NOT BE ABLE TO MEET THE UNIQUE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT WE WILL ENCOUNTER IN OUR INTERNATIONAL OPERATIONS, WHICH MAY LIMIT THE GROWTH OF OUR BUSINESS.

We are increasingly subject to a number of challenges which specifically relate to our international business activities. These challenges include:

- failure of local laws to provide the same degree of protection against infringement of our intellectual property,
- protectionist laws and business practices that favor local competitors, which could slow our growth in international markets,
- less acceptance by foreign anesthesia providers of the use of disposable products similar to the BIS Sensor,
- longer sales cycles to sell products like the BIS system to hospitals and outpatient surgical centers, which could slow our revenue growth from international sales, and
- longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

If we are unable to meet and overcome these challenges, our international operations may not be successful which would limit the growth of our business.

WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND OUR REPUTATION COULD SUFFER IF WE FAIL TO MANUFACTURE ENOUGH PRODUCTS TO MEET OUR CUSTOMERS' DEMANDS.

We rely on third-party manufacturers to assemble and manufacture the components of our BIS monitors and a portion of our BIS Sensors. We manufacture substantially all BIS Sensors in our own manufacturing facility. We have only one manufacturing facility. If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility or experience a termination or modification of any manufacturing arrangement with a third party, we may be unable to deliver products to our customers on a timely basis. Our failure to deliver products on a timely basis could lead to customer dissatisfaction and damage our reputation.

OUR RELIANCE ON SOLE SUPPLIERS COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR CUSTOMERS' DEMANDS FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET.

Some of the components that are necessary for the assembly of our BIS system, including some of the components used in the BIS Sensor, are currently provided to us by separate sole suppliers or a limited group of suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our BIS systems in the past, and we may experience similar delays or shortages in the future. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of the BIS system, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture BIS systems in a timely manner or within budget.

WE MAY BE REQUIRED TO BRING LITIGATION TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE AND MAY DIVERT OUR ATTENTION FROM THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

We believe that the success of our business depends, in part, on obtaining patent protection for our products, defending our patents once obtained and preserving our trade secrets. We rely on a combination of contractual provisions, confidentiality procedures and patent, trademark and trade secret laws to protect the proprietary aspects of our technology. These legal measures afford only limited protection and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from the growth of the business and may not be adequate to protect our intellectual property rights.

WE DO NOT OWN THE TRADEMARK "ASPECT" AND ANY COMPETITIVE ADVANTAGE WE DERIVE FROM THE NAME MAY BE IMPAIRED BY THIRD-PARTY USE.

We are a party to a license agreement with a third party under which we have obtained the nonexclusive right to make, use or sell products under the name "Aspect." The licensor of the Aspect name markets products for use in the health care industry. There may be confusion in the market between the licensor and us and this confusion could compromise the competitive advantage, if any, we derive from our name.

WE MAY BE SUED BY THIRD PARTIES WHICH CLAIM THAT OUR PRODUCTS INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, PARTICULARLY BECAUSE THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE VALIDITY AND BREADTH OF MEDICAL DEVICE PATENTS.

We may be exposed to litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

- cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue,

- obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all, and

-        redesign our products, which would be costly and time-consuming.

WE COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS WHICH COULD DIVERT MANAGEMENT ATTENTION AND ADVERSELY AFFECT OUR CASH BALANCES, OUR ABILITY TO OBTAIN AND MAINTAIN INSURANCE COVERAGE AT SATISFACTORY RATES OR IN ADEQUATE AMOUNTS AND OUR REPUTATION.

The manufacture and sale of our products expose us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We currently maintain insurance; however, it might not cover the costs of any product liability claims made against us. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts. In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECREASE.

Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including the timing and volume of customer orders for our BIS system, customer cancellations, reductions in orders by our distribution partners and the timing and amount of our expenses. Because of these fluctuations, it is likely that in some future quarter or quarters our operating results could fall below the expectations of securities analysts or investors. If so, the market price of our stock would likely decrease. In addition, because we do not have a significant backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals are increasingly experiencing financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debts in any quarter.

WE MAY NOT RESERVE AMOUNTS ADEQUATE TO COVER PRODUCT OBSOLESCENCE, CLAIMS AND RETURNS, WHICH COULD RESULT IN UNANTICIPATED EXPENSES AND FLUCTUATIONS IN OPERATING RESULTS.

Depending on factors such as the timing of our introduction of new products which utilize our BIS technology, as well as warranty claims and product returns, we may need to reserve amounts in excess of those currently reserved for product obsolescence, excess inventory, warranty claims and product returns. These reserves may not be adequate to cover all costs associated with these items. If these reserves are inadequate, we would be required to incur unanticipated expenses which could result in unexpected fluctuations in quarterly operating results.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS.

We expect to face substantial competition from larger medical device companies that may have greater financial, technical, marketing and other resources than we do. We may not be able to compete effectively with these potential competitors. For example, we may face substantial competition from companies developing sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share.

OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND GENERATE REVENUE DEPENDS UPON RECEIPT OF DOMESTIC AND FOREIGN REGULATORY APPROVAL OF OUR PRODUCTS AND MANUFACTURING OPERATIONS.

Before we can market new products in the United States we must obtain clearance from the United States Food and Drug Administration, or FDA. If the FDA concludes that any of our products do not meet the requirements to obtain clearance of a premarket notification under Section 510(k) of the Food, Drug and Cosmetic Act, then we would be required to file a premarket approval application. The approval process for a premarket approval application is lengthy, expensive and typically requires extensive preclinical and clinical trial data. We may not obtain clearance of a 510(k) notification or approval of a premarket approval application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue. We may also be required to obtain clearance of a 510(k) notification from the FDA before we can market certain previously marketed products which we modify after they have been cleared. We have made certain enhancements to our currently marketed products which we have determined do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to file a new 510(k) notification for the modification and we may be prohibited from marketing the modified device until we obtain FDA clearance.

The FDA also requires us to adhere to current Good Manufacturing Practices regulations, which include production design controls, testing, quality control, storage and documentation procedures. The FDA may at any time inspect our facilities to determine whether adequate compliance has been achieved. Compliance with current Good Manufacturing Practices regulations for medical devices is difficult and costly. In addition, we may not continue to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. If we do not achieve continued compliance, the FDA may withdraw marketing clearance or require product recall. When any change or modification is made to a device or its intended use, the manufacturer may be required to reassess compliance with current Good Manufacturing Practices regulations, which may cause interruptions or delays in the marketing and sale of our products.

Sales of our products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements.

The federal, state and foreign laws and regulations regarding the manufacture and sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including product seizures, recalls, withdrawal of clearances or approvals and civil and criminal penalties.

IF WE DO NOT RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

Our president and chief executive officer, Nassib Chamoun, joined us at our inception in 1987. Our chairman, J. Breckenridge Eagle, began serving as a director in 1988. Many other members of our management and key employees have extensive experience with us and other companies in the medical device industry. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed.

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, WE WILL NOT BE ABLE TO EXPAND OUR BUSINESS.

Our products are based on complex signal-processing technology. Accordingly, we require skilled personnel to develop, manufacture, sell and support our products. Our future success will depend largely on our ability to continue to hire, train, retain and motivate additional skilled personnel, particularly sales representatives and clinical specialists who are responsible for customer education and training and post-installation customer support. We continue to experience difficulty in recruiting and retaining skilled personnel because the pool of experienced persons is small and we compete for personnel with other companies, many of which have greater resources than we do. Consequently, if we are not able to attract and retain skilled personnel, we will not be able to expand our business.

FAILURE OF USERS OF THE BIS SYSTEM TO OBTAIN ADEQUATE REIMBURSEMENT FROM THIRD-PARTY PAYORS COULD LIMIT MARKET ACCEPTANCE OF THE BIS SYSTEM, WHICH COULD PREVENT US FROM SUSTAINING PROFITABILITY.

Anesthesia providers are generally not reimbursed separately for patient monitoring activities utilizing the BIS system. For hospitals and outpatient surgical centers, when reimbursement is based on charges or costs, patient monitoring with the BIS system may reduce reimbursements for surgical procedures, because charges or costs may decline as a result of monitoring with the BIS system. Failure by hospitals and other users of the BIS system to obtain adequate reimbursement from third-party payors, or any reduction in the reimbursement by third-party payors to hospitals and other users as a result of using the BIS system could limit market acceptance of the BIS system, which could prevent us from sustaining profitability.




ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Most of our revenue, expenses and capital spending are transacted in U.S. dollars. However, the expenses and capital spending of our international subsidiaries are transacted in local currency. As a result, changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. We do not use derivative instruments to hedge our foreign exchange risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances, marketable securities, investment in sales-type leases and our commercial loan agreement with Imperial Bank. The majority of our investments are in short-term instruments and subject to fluctuations in U.S. interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure.


                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              None.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
              (a) Initial Public Offering

                      On February 2, 2000, we sold 3,500,000 shares of our
              common stock, at an initial public offering price of $15.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-86295), which was declared effective by the Securities and Exchange Commission on January 27, 2000. On February 4, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares at $15.00 per share. The managing underwriters of our initial public offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.

                      The aggregate gross proceeds raised in the offering were
              approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.5 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.3 million was for other expenses. Our net proceeds from the offering were approximately $54.9 million. From January 27, 2000 through April 1, 2000, we used approximately $1.6 million of the net proceeds for the acquisition of machinery and equipment and for leasehold improvements to our new facility in Newton, Massachusetts. In addition, from January 27, 2000 through April 1, 2000, we used $1.0 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of April 1, 2000, we had approximately $52.3 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

              (b) Grants and Exercises of Stock Options

                      During the quarterly period ended April 1, 2000, we
              granted stock options to purchase 110,284 shares of our common stock at exercise prices ranging from $15.00 to $47.88 per share to employees pursuant to our 1998 Stock Incentive Plan.

                      During the quarterly period ended April 1, 2000, we issued and sold an aggregate of 74,295 shares of our common stock to employees and consultants for aggregate consideration of approximately $173,000 pursuant to exercises of options under our Amended and Restated 1991 Stock Option Plan and 1998 Stock Incentive Plan. These sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act.



ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None.


ITEM 5.       OTHER INFORMATION
              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a) Exhibits

              27.1 Financial Data Schedule for the three months ended April 3, 1999.

              27.2 Financial Data Schedule for the three months ended April 1, 2000.

              (b) Reports on Form 8-K

              We did not file any reports on Form 8-K during the quarter ended April 1, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ASPECT MEDICAL SYSTEMS, INC.




         Date:  May 12, 2000    By: /s/ J. Neal Armstrong
                                    --------------------------------------------
                                    J. Neal Armstrong
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)