Form 10-Q
period 2000-07-01
ASPECT MEDICAL SYSTEMS INC
filed 2000-08-14
CIK 886235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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

                                 YES [X]    NO [ ]

The Registrant had 17,246,074 shares of Common Stock, $0.01 par value per share, outstanding as of August 4, 2000.

                          ASPECT MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION                                             1

Item 1.   Financial Statements (Unaudited)                                  1

          Consolidated Balance Sheets as of July 1, 2000
          and December 31, 1999                                             1

          Consolidated Statements of Operations for the Three
          and Six Months Ended July 1, 2000 and July 3, 1999                2

          Consolidated Statements of Cash Flows for the
          Six Months Ended July 1, 2000 and July 3, 1999                    3

          Notes to Consolidated Financial Statements                        4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       19

PART II.  OTHER INFORMATION                                                20

Item 1.   Legal Proceedings                                                20

Item 2.   Changes in Securities and Use of Proceeds                        20

Item 3.   Defaults Upon Senior Securities                                  21

Item 4.   Submission of Matters to a Vote of Security Holders              21

Item 5.   Other Information                                                21

Item 6.   Exhibits and Reports on Form 8-K                                 21

SIGNATURE                                                                  22

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                        July 1,        December 31,
                                                                         2000               1999
                                                                    -------------      ------------
                                                                     (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                        $  36,134,198      $ 13,535,364
   Marketable securities                                               26,564,911         1,000,000
   Accounts receivable, net of allowance of $422,000 at July 1,
     2000 and $407,000 at December 31, 1999                             6,558,453         4,300,235
   Current portion of investment in sales-type leases                   1,818,339         1,689,585
   Inventory                                                            2,974,792         1,514,702
   Other current assets                                                 1,251,865         1,006,023
                                                                    -------------      ------------
           Total current assets                                        75,302,558        23,045,909
Property and equipment, net                                             6,334,478         3,449,252
Long-term investment in sales-type leases                               2,899,714         2,906,447
                                                                    -------------      ------------
           Total assets                                             $  84,536,750      $ 29,401,608
                                                                    =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $   2,439,511      $  2,125,526
   Accounts payable                                                     1,893,209         1,569,093
   Accrued liabilities                                                  5,767,140         5,937,554
   Deferred revenue                                                       972,525         1,135,225
                                                                    -------------      ------------
           Total current liabilities                                   11,072,385        10,767,398
                                                                    -------------      ------------
Deferred revenue                                                        1,249,176         1,682,509
Long-term debt                                                          3,399,674         3,872,484
                                                                    -------------      ------------
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized, no shares issued or outstanding                               --                --
   Convertible Preferred Stock, $.01 par value; 22,363,224
     shares authorized, 11,067,238 shares issued and
     outstanding at December 31, 1999                                          --        67,560,365
   Common Stock, $.01 par value; 60,000,000 and 17,030,000
     shares authorized, 17,029,019 and 1,815,840 shares
     issued and outstanding at July 1, 2000 and
     December 31, 1999, respectively                                      170,290            18,158
   Additional paid-in capital                                         124,117,005         1,273,725
   Warrants                                                               145,979           146,606
   Notes receivable from employees and directors                         (279,167)         (305,324)
   Deferred compensation                                                 (285,591)         (225,111)
   Accumulated other comprehensive loss                                   (82,605)               --
   Accumulated deficit                                                (54,970,396)      (55,389,202)
                                                                    -------------      ------------
           Total stockholders' equity                                  68,815,515        13,079,217
                                                                    -------------      ------------
           Total liabilities and stockholders' equity               $  84,536,750      $ 29,401,608
                                                                    =============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended                 Six Months Ended
                                          -----------------------------    --------------------------------
                                          July 1, 2000     July 3, 1999      July 1, 2000      July 3, 1999
                                          ------------     ------------      ------------      ------------
                                           (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)

Revenue                                   $ 11,066,167      $ 6,385,436      $ 20,725,544      $ 11,712,197
Costs and expenses:
    Costs of revenue                         3,382,298        2,183,567         6,465,435         4,235,937
    Research and development                 1,448,930        1,194,807         2,802,749         2,345,980
    Sales and marketing                      5,212,576        4,154,993         9,926,629         7,565,771
    General and administrative               1,725,900        1,181,022         2,994,513         2,293,062
                                          ------------      -----------      ------------      ------------
             Total costs and expenses       11,769,704        8,714,389        22,189,326        16,440,750
                                          ------------      -----------      ------------      ------------

Loss from operations                          (703,537)      (2,328,953)       (1,463,782)       (4,728,553)
Interest income                              1,266,716          411,226         2,254,731           739,974
Interest expense                              (170,173)         (46,282)         (372,143)          (95,887)
                                          ------------      -----------      ------------      ------------
Net income (loss)                         $    393,006      $(1,964,009)     $    418,806      $ (4,084,466)
                                          ============      ===========      ============      ============

Net income (loss) per share:
    Basic                                 $       0.02      $     (1.31)     $       0.03      $      (2.79)
    Diluted                               $       0.02      $     (1.31)     $       0.03      $      (2.79)

Shares used in computing net income
    (loss) per share:
    Basic                                   16,933,787        1,502,773        14,249,675         1,462,520
    Diluted                                 19,395,504        1,502,773        16,749,812         1,462,520





  The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended
                                                                   ------------------------------
                                                                   July 1, 2000      July 3, 1999
                                                                   ------------      ------------
                                                                    (Unaudited)       (Unaudited)

Cash flows from operating activities:
   Net income (loss)                                               $    418,806      $ (4,084,466)
   Adjustments to reconcile net income (loss) to net cash
     used for operating activities -
     Depreciation and amortization                                      723,320           509,943
     Provision for doubtful accounts                                     15,000           151,015
     Compensation expense related to stock options                      402,174           142,869
     Changes in assets and liabilities -
       Increase in accounts receivable                               (2,273,218)         (912,916)
       Increase in inventory                                         (1,460,090)         (466,425)
       Increase in other current assets                                (245,842)          (63,150)
       Increase in investment in sales-type leases                     (122,021)       (1,494,257)
       Increase in accounts payable                                     324,116           804,052
       (Decrease) increase in accrued liabilities                      (170,414)          653,961
       Decrease in deferred revenue                                    (596,033)         (167,405)
                                                                   ------------      ------------
          Net cash used for operating activities                     (2,984,202)       (4,926,779)
                                                                   ------------      ------------

Cash flows from investing activities:
   Acquisition of property and equipment                             (3,608,546)       (1,379,683)
   Purchases of marketable securities                               (46,397,516)       (1,761,464)
   Proceeds from sales of marketable securities                      20,750,000         4,345,802
                                                                   ------------      ------------
          Net cash (used for) provided by investing activities      (29,256,062)        1,204,655
                                                                   ------------      ------------

Cash flows from financing activities:
   Principal payments on capital lease obligations                           --           (67,737)
   Proceeds from working capital line of credit                              --         1,568,750
   Principal payments on equipment loan                                (360,335)         (360,335)
   Principal payments on term loan                                     (471,230)               --
   Proceeds from sale of investment in sales-type leases              1,020,070                --
   Principal payments on debt related to investment in
     sales-type leases                                                 (347,330)               --
   Proceeds from issuance of common stock                            54,971,766             7,379
   Payments received on notes receivable from employees and
     directors                                                           26,157               859
                                                                   ------------      ------------
          Net cash provided by financing activities                  54,839,098         1,148,916
                                                                   ------------      ------------
Net increase (decrease) in cash and cash equivalents                 22,598,834        (2,573,208)
Cash and cash equivalents, beginning of period                       13,535,364        17,122,993
                                                                   ------------      ------------
Cash and cash equivalents, end of period                           $ 36,134,198      $ 14,549,785
                                                                   ============      ============

Supplemental disclosure of cash flow information:
   Interest paid                                                   $    365,693      $     95,887
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


(2)  Computation of Net Income (Loss) Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS No. 128), basic earnings (loss) per share for the three and six months ended July 1, 2000 and July 3, 1999, were computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted earnings (loss) per share for the periods presented were computed by dividing net income (loss) by the weighted average common and dilutive potential common shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted earnings
(loss) per share is as follows:

                                                                Three Months Ended               Six Months Ended
                                                          -----------------------------     ----------------------------
                                                          July 1, 2000     July 3, 1999     July 1, 2000    July 3, 1999
                                                          ------------     ------------     ------------    ------------
                                                           (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

BASIC EARNINGS (LOSS) PER SHARE COMPUTATION
   Numerator:
   Net income (loss) applicable to common stock            $   393,006     $(1,964,009)     $   418,806     $(4,084,466)
                                                           -----------     -----------      -----------     -----------

  Denominator:
  Weighted average common shares outstanding                16,933,787       1,502,773       14,249,675       1,462,520
                                                           -----------     -----------      -----------     -----------
  Basic earnings (loss) per share                          $      0.02     $     (1.31)     $      0.03     $     (2.79)
                                                           ===========     ===========      ===========     ===========

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION
   Numerator:
   Net income (loss) applicable to common stock            $   393,006     $(1,964,009)     $   418,806     $(4,084,466)
                                                           -----------     -----------      -----------     -----------

  Denominator:
  Weighted average common shares outstanding                16,933,787       1,502,773       14,249,675       1,462,520
  Dilutive effect of assumed exercise of warrants              124,977              --          123,938              --
  Dilutive effect of assumed exercise of stock options       2,255,113              --        2,281,278              --
  Dilutive effect of restricted stock                           81,627              --           94,921              --
                                                           -----------     -----------      -----------     -----------
  Weighted average common and dilutive potential
      common shares outstanding                             19,395,504       1,502,773       16,749,812       1,462,520
                                                           -----------     -----------      -----------     -----------
  Diluted earnings (loss) per share                        $      0.02     $     (1.31)     $      0.03     $     (2.79)
                                                           ===========     ===========      ===========     ===========


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


(4)  Comprehensive Income

     Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive income is as follows:

                                         Three Months Ended              Six Months Ended
                                    -----------------------------    ----------------------------
                                    July 1, 2000     July 3, 1999    July 1, 2000    July 3, 1999
                                    ------------     ------------    ------------    ------------
                                     (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

Net income (loss)                     $ 393,006      $(1,964,009)     $ 418,806      $(4,084,466)
Other comprehensive loss:
    Unrealized loss on marketable
      securities                        (39,806)              --        (82,605)          (3,641)
                                      ---------      -----------      ---------      -----------
Comprehensive net income (loss)       $ 353,200      $(1,964,009)     $ 336,201      $(4,088,107)
                                      =========      ===========      =========      ===========



(5)  Investment in Sales-Type Leases

     The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                                  July 1,       December 31,
                                                   2000           1999
                                                -----------     ----------
                                                (Unaudited)

     Total minimum lease payments receivable     $5,857,850     $5,737,674
       Less-- unearned interest                   1,139,797      1,141,642
                                                 ----------     ----------
     Net investment in sales-type leases          4,718,053      4,596,032
       Less-- current portion                     1,818,339      1,689,585
                                                 ----------     ----------
                                                 $2,899,714     $2,906,447
                                                 ==========     ==========

(6)  Inventory

     Inventory consists of the following:

                                   July 1,     December 31,
                                    2000          1999
                                -----------    ------------
                                (Unaudited)

     Raw material               $  827,553      $  421,117
     Work-in-progress              207,891         100,586
     Finished goods              1,939,348         992,999
                                ----------      ----------
                                $2,974,792      $1,514,702
                                ==========      ==========


(7)  Segment Information and Enterprise Reporting

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

     Revenue by geographic destination and as a percentage of total revenue is as follows:

                                            Three Months Ended                 Six Months Ended
                                     ------------------------------      ------------------------------
                                     July 1, 2000      July 3, 1999      July 1, 2000      July 3, 1999
                                     ------------      ------------      ------------      ------------
                                     (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Geographic Area by Destination
   Domestic                          $ 9,337,416       $ 5,821,878       $17,603,035       $10,636,817
   International                       1,728,751           563,558         3,122,509         1,075,380
                                     -----------       -----------       -----------       -----------
                                     $11,066,167       $ 6,385,436       $20,725,544       $11,712,197
                                     ===========       ===========       ===========       ===========



                                           Three Months Ended                  Six Months Ended
                                     ------------------------------      ------------------------------
                                     July 1, 2000      July 3, 1999      July 1, 2000      July 3, 1999
                                     ------------      ------------      ------------      ------------
                                     (Unaudited)       (Unaudited)        (Unaudited)      (Unaudited)

Geographic Area by Destination
   Domestic                               84%              91%                 85%              91%
   International                          16                9                  15                9
                                         ---              ---                 ---              ---
                                         100%             100%                100%             100%
                                         ===              ===                 ===              ===


(8)  Initial Public Offering

     On February 2, 2000, the Company completed the initial public offering of its common stock. Upon the closing of the initial public offering, the Company issued 3,500,000 shares of its common stock at an offering price of $15.00 per share and all of the Company's convertible preferred stock automatically converted into 11,067,238 shares of common stock. On February 4, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares at $15.00 per share. Cash proceeds from the sale of the 4,025,000 shares of common stock, net of the underwriters' discount and offering expenses, totaled approximately $54.6 million. Also upon closing of the Company's initial public offering, the authorized capital stock of the Company consisted of 60,000,000 shares of common stock and 5,000,000 shares of preferred stock. No shares of preferred stock are outstanding and the terms of the preferred stock have not been designated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

We develop, manufacture and market an anesthesia monitoring system that we call the BIS system. The BIS system enables anesthesia providers to assess and manage a patient's level of consciousness during surgery. Our proprietary BIS system includes our BIS monitor or BIS Module Kit and our disposable BIS Sensors. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. Our latest generation monitor, the A-2000 BIS Monitor, was cleared for marketing by the FDA in February 1998. Our other monitor products are the A-1000 Monitor, the A-1050 EEG Monitor with BIS and the BIS Module Kit. After the introduction of the A-2000 BIS Monitor, we ceased active marketing of the A-1050 EEG Monitor domestically. In addition to the disposable BIS Sensor, we offer the Zipprep EEG Electrode.

We follow a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on the Saturday closest to the end of the calendar month and the last month of the fiscal year always ends on December 31.

We offer customers the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The customer is granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 6% and 23% of revenue in the three months and 8% and 21% of revenue in the six months ended July 1, 2000 and July 3, 1999, respectively.

We derive our revenue primarily from sales of monitors, including related accessories and BIS Module Kits, and sales of disposable sensors. In the three months ended July 1, 2000 and July 3, 1999, revenue from the sale of monitors represented approximately 48% and 55%, respectively, of our revenue, and revenue from the sale of disposable sensors represented approximately 52% and 45%, respectively, of our revenue. In the six months ended July 1, 2000 and July 3, 1999, revenue from the sale of monitors represented approximately 47% and 56%, respectively, of our revenue, and revenue from the sale of disposable sensors represented approximately 53% and 44%, respectively, of our revenue. In the three months ended July 1, 2000, revenue from the sale of disposable sensors, as a percentage of total revenue, decreased to 52% from 54% in the three months ended April 1, 2000. In the three months ended July 1, 2000 revenue from the sale of disposable sensors increased by 11% as compared to the three months ended April 1, 2000. We intend to focus on improving disposable sensor utilization in the second half of 2000. We expect that with increased focus on disposable sensor utilization and growth in the installed base of monitors, revenue from the sale of single-use disposable sensors will continue to increase as a percentage of revenue.

Revenue from domestic sales in the three months ended July 1, 2000 and July 3, 1999 was approximately $9.3 million and $5.8 million, respectively, which represented approximately 84% and 91%, respectively, of our revenue. Revenue from domestic sales in the six months ended July 1, 2000 and July 3, 1999 was approximately $17.6 million and $10.6 million, respectively, which represented approximately 85% and 91%, respectively, of our revenue. Revenue from international sales in the three months ended July 1, 2000 and July 3, 1999 was approximately $1.7 million and $564,000, respectively, which represented approximately 16% and 9%, respectively, of our revenue. Revenue from international sales in the six months ended July 1, 2000 and July 3, 1999 was approximately $3.1 million and $1.1 million, respectively, which represented approximately 15% and 9%, respectively, of our revenue. In December 1998 and March 1999, we established subsidiaries in The Netherlands and the United Kingdom, respectively, to facilitate our entry into the international market. We are developing our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. We expect to enhance our international third-party distribution program through direct sales efforts and to support our customers with clinical specialists. In January 1998, we entered into a three-year distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, the Japanese Ministry of Health and Welfare approved our A-1050 EEG Monitor with BIS for marketing in Japan. Sales to Nihon Kohden represented approximately 42% and 4% of international revenue for the three months ended July 1, 2000 and July 3, 1999, respectively. Sales to Nihon Kohden represented approximately 54% and 6% of international revenue for the six months ended July 1, 2000 and July 3, 1999, respectively. As a result of our sales and marketing efforts in the international market, we anticipate that international sales will increase in absolute dollars.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, information expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.


                                               Three Months Ended             Six Months Ended
                                             ----------------------        ----------------------
                                             July 1,        July 3,        July 1,        July 3,
                                              2000           1999           2000           1999
                                             -------        -------        -------        -------

Revenue                                        100%           100%           100%           100%
Costs and expenses:
    Costs of revenue                            31             34             31             36
    Research and development                    13             19             14             20
    Sales and marketing                         47             65             48             65
    General and administrative                  15             18             14             19
                                              ----           ----           ----           ----
             Total costs and expenses          106            136            107            140
                                              ----           ----           ----           ----

Loss from operations                            (6)           (36)            (7)           (40)
Interest income, net                            10              5              9              5
                                              ----           ----           ----           ----
Net income (loss)                                4%           (31)%            2%           (35)%
                                              ====           ====           ====           ====


THREE AND SIX MONTHS ENDED JULY 1, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JULY 3, 1999

Revenue. Our revenue increased to approximately $11.1 million in the three months ended July 1, 2000 from approximately $6.4 million in the three months ended July 3, 1999, an increase of approximately 73%. Our revenue increased to approximately $20.7 million in the six months ended July 1, 2000 from approximately $11.7 million in the six months ended July 3, 1999, an increase of approximately 77%. Revenue from the sale of monitors increased to approximately $5.3 million in the three months ended July 1, 2000 from approximately $3.5 million in the three months ended July 3, 1999, an increase of approximately 51%. Revenue from the sale of monitors increased to approximately $9.7 million in the six months ended July 1, 2000 from approximately $6.6 million in the six months ended July 3, 1999, an increase of approximately 47%. The growth in revenue from the sale of monitors was primarily attributable to an increase of approximately 68% and 69% in the number of monitors sold in the three and six months ended July 1, 2000, as compared to the comparable periods in the prior year. The increase in the number of monitors sold resulted from the growth of our direct sales force, the development of our domestic distributor network and the contribution of our international organization.

Revenue from the sale of disposable sensors increased to approximately $5.8 million in the three months ended July 1, 2000 from approximately $2.9 million in the three months ended July 3, 1999, an increase of approximately 100%. Revenue from the sale of disposable sensors increased to approximately $11.1 million in the six months ended July 1, 2000 from approximately $5.1 million in the six months ended July 3, 1999, an increase of approximately 116%. The increase in revenue from the sale of disposable sensors was primarily attributable to growth in the installed base of monitors, which resulted in an increase of approximately 102% and 117% in the number of disposable sensors sold in the three and six months ended July 1, 2000 as compared to the three and six months ended July 3, 1999, respectively.

Our gross profit was approximately 69% of revenue in the three months ended July 1, 2000 as compared to a gross profit of approximately 66% of revenue in the three months ended July 3, 1999. Our gross profit was approximately 69% of revenue in the six months ended July 1, 2000 as compared to a gross profit of approximately 64% of revenue in the six months ended July 3, 1999. The increase in the gross profit percentage in the three and six months ended July 1, 2000 as compared to the three and six months ended July 3, 1999 was primarily attributable to an increase in sales of disposable sensors as a percentage of revenue. Disposable sensors have a higher profit margin than monitors and contributed approximately 74% and 73% of the increase in gross profit in the three and six months ended July 1, 2000 as compared to the comparable periods in the prior year. We expect that sales of higher-margin disposable sensors will continue to increase as a percentage of revenue as the installed base of monitors continues to grow and we increase our focus on improving disposable sensor utilization.

Research and Development. Research and development expenses increased to approximately $1.4 million in the three months ended July 1, 2000 from approximately $1.2 million in the three months ended July 3, 1999, an increase of approximately 21%. Research and development expenses increased to approximately $2.8 million in the six months ended July 1, 2000 from approximately $2.3 million in the six months ended July 3, 1999, an increase of approximately 20%. Research and development expenses decreased as a percentage of revenue for the same periods. The increase in research and development expenses for the three and six months ended July 1, 2000 as compared to the three and six months ended July 3, 1999, was primarily attributable to an increase in research and development personnel and related payroll and other expenses, which represented approximately 82% and 87% of the increase, respectively. These expenses were incurred in connection with the continued product development efforts related to the A-2000 BIS Monitor, BIS Sensor and BIS Module Kit and the development of products for use outside the operating room in the intensive care unit and for procedural sedation. We expect research and development expenses to increase as we continue to invest in the development of product improvements, product extensions and new applications for our technology.

Sales and Marketing. Sales and marketing expenses increased to approximately $5.2 million in the three months ended July 1, 2000 from approximately $4.2 million in the three months ended July 3, 1999, an increase of approximately 26%. Sales and marketing expenses increased to approximately $9.9 million in the six months ended July 1, 2000 from approximately $7.6 million in the six months ended July 3, 1999, an increase of approximately 31%. Sales and marketing expenses decreased as a percentage of revenue for the same periods. The increase in sales and marketing expenses in the three and six months ended July 1, 2000 was primarily attributable to an increase in sales and marketing personnel and related payroll and other expenses, which represented approximately 59% of the increase in each period, and the increased operations of our international subsidiaries, which represented approximately 27% and 25%, respectively, of the increase. We expect sales and marketing expenses to increase as we continue to expand our international operations, increase our direct sales force and clinical specialists in the United States and engage in activities to further educate and promote the use of the BIS system by our customers.

General and Administrative. General and administrative expenses increased to approximately $1.7 million in the three months ended July 1, 2000 from approximately $1.2 million in the three months ended July 3, 1999, an increase of approximately 46%. General and administrative expenses increased to approximately $3.0 million in the six months ended July 1, 2000 from approximately $2.3 million in the six months ended July 3, 1999, an increase of approximately 31%. General and administrative expenses decreased as a percentage of revenue for the same periods. The increase in general and administrative expenses in the three and six months ended July 1, 2000 was primarily attributable to an increase in general and administrative personnel to support our growth and related payroll and other expenses, which represented approximately 22% and 42%, respectively, of the increase, compensation expense related to stock options, which represented approximately 32% and 49%, respectively, of the increase, and incremental expenses related to being a public company, such as expenses related to enhancements of our investor relations capabilities and insurance expenses, which represented approximately 23% and 26%, respectively, of the increase. We expect general and administrative expenses to increase as we increase the number of personnel and related resources required to support our growth.

Interest Income, Net. Interest income, net, increased to approximately $1.1 million in the three months ended July 1, 2000 from approximately $365,000 in the three months ended July 3, 1999, an increase of approximately 201%. Interest income, net, increased to approximately $1.9 million in the six months ended July 1, 2000 from approximately $644,000 in the six months ended July 3, 1999, an increase of approximately 192%. Interest income increased to approximately $1.3 million in the three months ended July 1, 2000 from approximately $411,000 in the three months ended July 3, 1999, an increase of approximately 208%. Interest income increased to approximately $2.3 million in the six months ended July 1, 2000 from approximately $740,000 in the six months ended July 3, 1999, an increase of approximately 205%. The increase in interest income was primarily attributable to a higher average balance of cash and investments resulting from our initial public offering of common stock in February 2000 and the proceeds from the sale of a portion of our investment in sales-type leases. Interest expense increased to approximately $170,000 in the three months ended July 1, 2000 from approximately $46,000 in the three months ended July 3, 1999, an increase of approximately 268%. Interest expense increased to approximately $372,000 in the six months ended July 1, 2000 from approximately $96,000 in the six months ended July 3, 1999, an increase of approximately 288%. The increase in interest expense in the three and six months ended July 1, 2000 was a result of higher average outstanding debt obligations resulting from borrowings under a term loan we entered into in December 1999 and debt obligations related to the sale of a portion of our investments in sales-type leases in the second half of 1999 and the first half of 2000. We expect interest income to increase during the remainder of 2000 because of higher cash and investments balances that resulted from our initial public offering.

Net Income (Loss). As a result of the factors discussed above, in the three and six months ended July 1, 2000, we had net income of approximately $393,000 and $419,000, respectively, as compared to a net loss of approximately $2.0 million and $4.1 million in the three and six months ended July 3, 1999, respectively. We have not included a provision for federal income taxes in the three and six months ended July 1, 2000, because we have net operating loss and research and development tax credit carryforwards to offset current year income.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through January 2000, we financed our operations primarily from the sale of our convertible preferred stock. Through July 1, 2000, we raised approximately $67.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $2.9 million of financing related to our investments in sales-type leases. We received approximately $2.8 million of financing under a term loan in December 1999. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. At July 1, 2000, we had approximately $730,000 committed primarily to the purchase of equipment related to the expansion of our automated BIS Sensor production line.

Working capital at July 1, 2000 was approximately $64.2 million compared to approximately $12.3 million at December 31, 1999. The increase in working capital from December 31, 1999 to July 1, 2000 was primarily attributable to the proceeds from our initial public offering.

We used approximately $3.0 million of cash for operations in the six months ended July 1, 2000 as compared to approximately $4.9 million in the six months ended July 3, 1999. Cash used for operations during the six months ended July 1, 2000 was primarily driven by increases in net accounts receivable, inventory, investment in sales-type leases and other current assets and decreases in accrued liabilities and deferred revenue which were offset by an increase in accounts payable.

We used approximately $29.3 million of cash for investing activities in the six months ended July 1, 2000 as compared to receiving approximately $1.2 million in the six months ended July 3, 1999. The cash used for investing activities in the six months ended July 1, 2000 was primarily the result of the investment of the proceeds we received from our February 2000 initial public offering of common stock. Capital expenditures were approximately $3.6 million in the six months ended July 1, 2000, primarily for manufacturing equipment and leasehold improvements for our new facility, as compared to approximately $1.4 million in the six months ended July 3, 1999.

We received approximately $54.8 million of cash from financing activities in the six months ended July 1, 2000 as compared to approximately $1.1 million in the six months ended July 3, 1999. The cash received from financing activities in the six months ended July 1, 2000 was primarily a result of the closing of our initial public offering of common stock. Cash from financing activities during the six months ended July 3, 1999 resulted primarily from borrowings under a working capital line of credit.

In December 1999, we renegotiated our loan agreement with Imperial Bank. Borrowings outstanding at July 1, 2000 of approximately $1.1 million under the equipment portion of the new loan agreement are payable in monthly installments of approximately $60,000 plus interest through December 31, 2001. The working capital portion of the original loan agreement was replaced with a term loan portion. Borrowings under the term loan portion outstanding at July 1, 2000 of approximately $2.4 million are payable in 36 monthly installments of approximately $79,000 plus interest which commenced in January 2000. Interest on both the equipment portion and the term loan portion of the new loan agreement accrued at the prime rate plus 1.0% through the closing date of our initial public offering of common stock. Since the closing date of our initial public offering, the interest rate has been the prime rate plus 0.5%. The new loan agreement contains restrictive covenants that require us to maintain liquidity and borrowing base ratios and restrict us from declaring and paying cash dividends. The new loan agreement is secured by substantially all of our assets. At December 31, 1999, no additional amounts may be borrowed under the equipment portion or term loan portion of the new loan agreement. Approximately $1.5 million is available under the standby letter of credit portion of the new loan agreement.

In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investments in sales-type leases to AmeriCorp Financial, Inc. Through July 1, 2000, we sold approximately $2.9 million of our investments in sales-type leases. In accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivatives and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on our financial condition and results of operations as we do not currently hold any derivative instruments or engage in hedging activities.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including our ability to sustain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth and information with respect to other plans and strategies for our business, consists of forward-looking statements. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges, singularly or in combination, could have a material adverse effect on our results of operations, business or financial condition.

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

Clinicians have reported to us a total of 50 cases of possible surgical awareness during surgical procedures monitored with the BIS system as of July 1, 2000. Not all cases of surgical awareness during surgical procedures monitored with the BIS system may be reported to us, and we have not systematically solicited reports of surgical awareness. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of surgical awareness that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although we do not claim that patient monitoring with the BIS system will reduce the incidence of surgical awareness, we may be subject to product liability claims for cases of surgical awareness during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages.

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

IN ORDER TO REACH THE LEVEL OF SALES WE NEED TO SUSTAIN PROFITABILITY, WE NEED TO FURTHER DEVELOP OUR DIRECT AND INDIRECT SALES CHANNELS.

In order to increase our sales, we need to add domestic and international distributors, original equipment manufacturers and other sales channels and increase sales through these channels. In addition, we need to hire and train more sales persons and clinical specialists. If we do not further develop our direct and indirect sales channels, we will not reach the level of sales necessary to sustain profitability. In addition, we are transitioning to a new vice president of sales. This may impact our revenue depending in part on the time required to successfully implement the transition.

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

A component of our growth strategy is to expand our presence in foreign markets. We conduct international business primarily in Europe and Japan and we are attempting to increase the number of countries in which we do business. It will be costly to establish international facilities and operations and to promote the BIS system in international markets. In addition, we have little experience in marketing and distributing products for these markets. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECREASE.

Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including the timing and volume of customer orders for our BIS system, use of and demand for our BIS Sensors, customer cancellations, reductions in orders by our distribution partners and the timing and amount of our expenses. Because of these fluctuations, it is likely that in some future quarter or quarters our operating results could fall below the expectations of securities analysts or investors. If so, the market price of our stock would likely decrease. In addition, because we do not have a significant backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals are increasingly experiencing financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debts in any quarter.

VARIOUS MARKET FACTORS MAY ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS FOR THE THIRD FISCAL QUARTER OF 2000.

Various factors may adversely affect our quarterly operating results for the third fiscal quarter of 2000. We are facing increased competition in the domestic level of consciousness monitoring market as a result of recent FDA approval of a new monitoring system. Second, we are making a transition to a new vice president of sales. This may adversely impact our revenue for the third fiscal quarter of 2000, depending in part on the amount of time required to successfully implement the transition. Third, revenue from sales of our BIS Sensors as a percent of total revenue in the second fiscal quarter of 2000 declined as compared to the first fiscal quarter of 2000. Fourth, revenue for the third fiscal quarter of 2000 may be adversely affected by seasonal factors.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS.

We are facing increased competition in the domestic level of consciousness monitoring market as a result of recent FDA approval of a new monitoring product. This recently approved product is expected to be marketed by a well-established medical products company with significant resources. We may not be able to compete effectively with these potential competitors. We may also face substantial competition from companies developing sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share.

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

               The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through July 1, 2000, we used approximately $3.6 million of the net proceeds for the acquisition of machinery and equipment and for leasehold improvements to our new facility in Newton, Massachusetts. In addition, from January 27, 2000 through July 1, 2000, we used approximately $2.6 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of July 1, 2000, we had approximately $48.4 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

          (b) Warrant Exercise

               On May 10, 2000, we issued 606 shares of our common stock to one of our stockholders pursuant to the exercise of a warrant issued by us in December 1998. The exercise price of the warrant was $12.50 per share of our common stock, however the warrant was exercised pursuant to a cashless exercise provision contained in the warrant. As a result, we received no consideration as a result of the exercise of the warrant. The shares of our common stock issued upon exercise of the warrant were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

          (c) Grants and Exercises of Stock Options

               During the quarterly period ended July 1, 2000, we granted stock options to purchase 151,800 shares of our common stock at exercise prices ranging from $28.625 to $46.438 per share to employees, consultants and directors pursuant to our 1998 Stock Incentive Plan.

               During the quarterly period ended July 1, 2000, we issued and sold an aggregate of 46,040 shares of our common stock to employees and consultants for aggregate consideration of approximately $156,700 pursuant to exercises of options under our Amended and Restated 1991 Stock Option Plan and 1998 Stock Incentive Plan. These sales were made in reliance upon an exemption from registration under Rule 701 of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.


ITEM 5.   OTHER INFORMATION
          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits

          27      Financial Data Schedule for the Six Months Ended July 1, 2000

          (b) Reports on Form 8-K

          We did not file any reports on Form 8-K during the quarter ended July 1, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ASPECT MEDICAL SYSTEMS, INC.




Date: August 11, 2000            By: /s/ J. Neal Armstrong
                                    ---------------------------------
                                    J. Neal Armstrong
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           EXHIBIT
-------          -------

  27             Financial Data Schedule for the Six Months Ended July 1, 2000