Form 10-Q
period 2000-09-30
ASPECT MEDICAL SYSTEMS INC
filed 2000-11-13
CIK 886235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 YES [X] NO [ ]

The Registrant had 17,359,691 shares of Common Stock, $0.01 par value per share, outstanding as of November 7, 2000.

                          ASPECT MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I.   FINANCIAL INFORMATION                                                                            1

Item 1.   Financial Statements (Unaudited)                                                                 1

          Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                       1

          Consolidated Statements of Operations for the Three and Nine Months Ended
          September 30, 2000 and October 2, 1999                                                           2

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2000 and October 2, 1999                                                           3

          Notes to Consolidated Financial Statements                                                       4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      19

PART II.  OTHER INFORMATION                                                                               20

Item 1.   Legal Proceedings                                                                               20

Item 2.   Changes in Securities and Use of Proceeds                                                       20

Item 3.   Defaults Upon Senior Securities                                                                 21

Item 4.   Submission of Matters to a Vote of Security Holders                                             21

Item 5.   Other Information                                                                               21

Item 6.   Exhibits and Reports on Form 8-K                                                                21

SIGNATURE                                                                                                 22

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                           September 30,           December 31,
                                                                               2000                     1999
                                                                           -------------           ------------
                                                                            (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                               $  26,337,945           $  13,535,364
   Marketable securities                                                      34,537,161               1,000,000
   Accounts receivable, net of allowance of $472,000 at
     September 30, 2000 and $407,000 at December 31, 1999                      4,532,885               4,300,235
   Current portion of investment in sales-type leases                          1,714,173               1,689,585
   Inventory                                                                   5,202,851               1,514,702
   Other current assets                                                        1,220,053               1,006,023
                                                                           -------------           -------------
           Total current assets                                               73,545,068              23,045,909
Property and equipment, net                                                    6,375,025               3,449,252
Long-term investment in sales-type leases                                      2,690,681               2,906,447
                                                                           -------------           -------------
           Total assets                                                    $  82,610,774           $  29,401,608
                                                                           =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                       $   2,585,130           $   2,125,526
   Accounts payable                                                            1,946,180               1,569,093
   Accrued liabilities                                                         5,860,177               5,937,554
   Deferred revenue                                                              807,898               1,135,225
                                                                           -------------           -------------
           Total current liabilities                                          11,199,385              10,767,398
                                                                           -------------           -------------
Deferred revenue                                                               1,192,926               1,682,509
Long-term debt                                                                 3,165,089               3,872,484
                                                                           -------------           -------------
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized, no shares issued or outstanding                                      --                      --
   Convertible Preferred Stock, $.01 par value; 22,363,224 shares authorized, 11,067,238 shares issued and
     outstanding at December 31, 1999                                                 --              67,560,365
   Common Stock, $.01 par value; 60,000,000 and 17,030,000
     shares authorized, 17,346,003 and 1,815,840 shares
     issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively                                             173,460                  18,158
   Additional paid-in capital                                                124,737,294               1,273,725
   Warrants                                                                      121,684                 146,606
   Notes receivable from employees and directors                                (513,587)               (305,324)
   Deferred compensation                                                        (117,205)               (225,111)
   Accumulated other comprehensive income                                         40,682                      --
   Accumulated deficit                                                       (57,388,954)            (55,389,202)
                                                                           -------------           -------------
           Total stockholders' equity                                         67,053,374              13,079,217
                                                                           -------------           -------------
           Total liabilities and stockholders' equity                      $  82,610,774           $  29,401,608
                                                                           =============           =============

   The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended                           Nine Months Ended
                                                     ---------------------------------           ---------------------------------
                                                     September 30,          October 2,           September 30,          October 2,
                                                         2000                  1999                  2000                  1999
                                                     -------------          ----------           -------------          ---------
                                                      (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)

Revenue                                              $  7,231,033          $  7,125,464          $ 27,956,577          $ 18,837,661
Costs and expenses:
    Costs of revenue                                    2,097,716             2,325,555             8,563,151             6,561,492
    Research and development                            1,304,227             1,220,778             4,106,976             3,566,758
    Sales and marketing                                 5,484,308             4,294,291            15,410,937            11,860,062
    General and administrative                          1,738,341             1,258,180             4,732,854             3,551,242
                                                     ------------          ------------          ------------          ------------
          Total costs and expenses                     10,624,592             9,098,804            32,813,918            25,539,554
                                                     ------------          ------------          ------------          ------------

Loss from operations                                   (3,393,559)           (1,973,340)           (4,857,341)           (6,701,893)
Interest income                                         1,173,066               392,623             3,427,797             1,132,597
Interest expense                                         (198,065)              (49,273)             (570,208)             (145,160)
                                                     ------------          ------------          ------------          ------------
Net loss                                             $ (2,418,558)         $ (1,629,990)         $ (1,999,752)         $ (5,714,456)
                                                     ============          ============          ============          ============

Net loss per share:
    Basic and diluted                                $      (0.14)         $      (1.03)         $      (0.13)         $      (3.81)

Shares used in computing net loss per share:
    Basic and diluted                                  17,199,671             1,579,535            15,229,417             1,501,240


   The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                           -----------------------------------
                                                                           September 30,            October 2,
                                                                               2000                    1999
                                                                           -------------            ----------
                                                                            (Unaudited)            (Unaudited)

Cash flows from operating activities:
   Net loss                                                                $ (1,999,752)          $ (5,714,456)
   Adjustments to reconcile net loss to net cash used for
     operating activities -
     Depreciation and amortization                                            1,200,920                972,685
     Provision for doubtful accounts                                             65,000                152,100
     Compensation expense related to stock options                              446,963                268,924
     Changes in assets and liabilities -
       Increase in accounts receivable                                         (297,650)            (2,242,151)
       Increase in inventory                                                 (3,688,149)              (976,233)
       Increase in other current assets                                        (214,030)              (198,877)
       Decrease (increase) in investment in sales-type leases                   191,178             (1,911,754)
       Increase in accounts payable                                             377,087              1,031,258
       (Decrease) increase in accrued liabilities                               (77,377)             1,149,740
       Decrease in deferred revenue                                            (816,910)              (203,282)
                                                                           ------------           ------------
          Net cash used for operating activities                             (4,812,720)            (7,672,046)
                                                                           ------------           ------------

Cash flows from investing activities:
   Acquisition of property and equipment                                     (4,126,693)            (1,837,933)
   Purchases of marketable securities                                       (54,246,480)            (1,810,895)
   Proceeds from sales and maturities of marketable securities               20,750,000              4,770,481
                                                                           ------------           ------------
          Net cash (used for) provided by investing activities              (37,623,173)             1,121,653
                                                                           ------------           ------------

Cash flows from financing activities:
   Principal payments on capital lease obligations                                   --                (96,044)
   Proceeds from working capital line of credit                                      --              2,059,616
   Principal payments on equipment loan                                        (540,502)              (540,502)
   Principal payments on term loan                                             (706,847)                    --
   Proceeds from sale of investment in sales-type leases                      1,514,084              1,447,130
   Principal payments on debt related to investment in sales-type
     leases                                                                    (514,526)                (8,768)
   Proceeds from issuance of common stock                                    55,460,108                 10,840
   Payments received on notes receivable from employees and
     directors                                                                   26,157                    859
                                                                           ------------           ------------
          Net cash provided by financing activities                          55,238,474              2,873,131
                                                                           ------------           ------------
Net increase (decrease) in cash and cash equivalents                         12,802,581             (3,677,262)
Cash and cash equivalents, beginning of period                               13,535,364             17,122,993
                                                                           ------------           ------------
Cash and cash equivalents, end of period                                   $ 26,337,945           $ 13,445,731
                                                                           ============           ============

Supplemental disclosure of cash flow information:
   Interest paid                                                           $    585,744           $    145,160
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


(2)  Computation of Net Loss Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), basic and diluted loss per share for the three and nine months ended September 30, 2000 and October 2, 1999, were computed by dividing net loss by the weighted average common shares outstanding during the periods presented. The effect of stock options and warrants is antidilutive and accordingly is excluded for diluted earnings per share.

(3)  Revenue Recognition

     Revenue from equipment sales, disposable product sales and sales-type leases is recognized at the time of shipment. Payments received prior to shipment are recorded as deferred revenue. The Company has entered into certain licensing and distribution agreements for which payments received in advance are recorded as deferred revenue. Revenue is recognized as earned per the terms of the respective agreements. The Company provides for the cost of warranty at the time of product shipment.


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

                                                   Three Months Ended                           Nine Months Ended
                                           ---------------------------------           ----------------------------------
                                           September 30,          October 2,           September 30,          October 2,
                                               2000                  1999                  2000                  1999
                                           -------------          ----------           -------------          -----------
                                            (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)

Net loss                                    $(2,418,558)          $(1,629,990)          $(1,999,752)          $(5,714,456)
Other comprehensive income (loss):
    Unrealized gain (loss) on
      marketable securities                     123,287                    --                40,682                (4,408)
                                            -----------           -----------           -----------           -----------
Comprehensive net loss                      $(2,295,271)          $(1,629,990)          $(1,959,070)          $(5,718,864)
                                            ===========           ===========           ===========           ===========

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(5)  Investment in Sales-Type Leases

     The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                                        September 30,       December 31,
                                                            2000                1999
                                                        -------------       ------------
                                                        (Unaudited)

        Total minimum lease payments receivable          $5,745,517          $5,737,674
          Less-- unearned interest                        1,340,663           1,141,642
                                                         ----------          ----------
        Net investment in sales-type leases               4,404,854           4,596,032
          Less-- current portion                          1,714,173           1,689,585
                                                         ----------          ----------
                                                         $2,690,681          $2,906,447
                                                         ==========          ==========



(6)  Inventory

     Inventory consists of the following:

                                 September 30,       December 31,
                                     2000                1999
                                 -------------       ------------
                                  (Unaudited)

        Raw material              $1,496,381          $  421,117
        Work-in-progress               8,925             100,586
        Finished goods             3,697,545             992,999
                                  ----------          ----------
                                  $5,202,851          $1,514,702
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

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Revenue by geographic destination and as a percentage of total revenue is as follows:

                                                   Three Months Ended                        Nine Months Ended
                                           ---------------------------------         ---------------------------------
                                           September 30,          October 2,         September 30,          October 2,
                                               2000                  1999                2000                  1999
                                           -------------          ----------         -------------          ----------
                                            (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)

    Geographic Area by Destination
       Domestic                             $ 5,743,043          $ 6,498,882          $23,346,078          $17,135,698
       International                          1,487,990              626,582            4,610,499            1,701,963
                                            -----------          -----------          -----------          -----------
                                            $ 7,231,033          $ 7,125,464          $27,956,577          $18,837,661
                                            ===========          ===========          ===========          ===========



                                                   Three Months Ended                        Nine Months Ended
                                           ---------------------------------         ---------------------------------
                                           September 30,          October 2,         September 30,          October 2,
                                               2000                  1999                2000                  1999
                                           -------------          ----------         -------------          ----------
                                            (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)

Geographic Area by Destination
   Domestic                                     79%                   91%                  84%                  91%
   International                                21                     9                   16                    9
                                               ---                   ---                  ---                  ---
                                               100%                  100%                 100%                 100%
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

We offer customers the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The customer is granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 3% and 14% of revenue in the three months and 7% and 19% of revenue in the nine months ended September 30, 2000 and October 2, 1999, respectively.

In the three months ended September 30, 2000, revenue from the sale of monitors decreased by 58% and revenue from the sale of disposable sensors decreased by 14% as compared to the three months ended July 1, 2000. In the fourth quarter, we expect to introduce a variety of sales and marketing programs to address the factors which we believe contributed to these decreases. These factors include increased competition in the domestic level of consciousness monitoring market as a result of recent FDA approval of a new monitoring system, the transition to a new vice president of sales and our underestimating the amount of clinical education necessary to bring our installed base up to expected sensor utilization levels. These sales and marketing programs will include new sales programs to facilitate monitor placements. We also intend to increase investments in clinical education in an effort to return to higher and more consistent sensor utilization rates. Even with the introduction of new sales and marketing programs and increased investment in clinical education, we believe that the factors that adversely affected our revenue for the quarter ended September 30, 2000 will continue to influence our revenue for the fourth quarter of 2000 and next year.

We derive our revenue primarily from sales of monitors, including related accessories and BIS Module Kits, and sales of disposable sensors. In the three months ended September 30, 2000 and October 2, 1999, revenue from the sale of monitors represented approximately 31% and 51%, respectively, of our revenue, and revenue from the sale of disposable sensors represented approximately 69% and 49%, respectively, of our revenue. In the nine months ended September 30, 2000 and October 2, 1999, revenue from the sale of monitors represented approximately 43% and 54%, respectively, of our revenue, and revenue from the sale of disposable sensors represented approximately 57% and 46%, respectively, of our revenue. In the three months ended September 30, 2000, revenue from the sale of monitors, as a percentage of total revenue, decreased to 31% from 48% in the three months ended July 1, 2000 and revenue from the sale of disposable sensors, as a percentage of total revenue, increased to 69% from 52% in the three months ended July 1, 2000.

Revenue from domestic sales in the three months ended September 30, 2000 and October 2, 1999 was approximately $5.7 million and $6.5 million, respectively, which represented approximately 79% and 91%, respectively, of our revenue. Revenue from domestic sales in the nine months ended September 30, 2000 and October 2, 1999 was approximately $23.3 million and $17.1 million, respectively, which represented approximately 84% and 91%, respectively, of our revenue. Revenue from international sales in the three months ended September 30, 2000 and October 2, 1999 was approximately $1.5 million and $627,000, respectively, which represented approximately 21% and 9%, respectively, of our revenue. Revenue from international sales in the nine months ended September 30, 2000 and October 2, 1999 was approximately $4.6 million and $1.7 million, respectively, which represented approximately 16% and 9%, respectively, of our revenue. In December 1998 and March 1999, we established subsidiaries in The Netherlands and the United Kingdom, respectively, to facilitate our entry into the international market. We are developing our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. We expect to enhance our international third-party distribution program through direct sales efforts and to support our customers with clinical specialists. In January 1998, we entered into a three-year distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, the Japanese Ministry of Health and Welfare approved our A-1050 EEG Monitor with BIS for marketing in Japan. Sales to Nihon Kohden represented approximately 33% and 2% of revenue from international sales for the three months ended September 30, 2000 and October 2, 1999, respectively. Sales to Nihon Kohden represented approximately 47% and 4% of international revenue for the nine months ended September 30, 2000 and October 2, 1999, respectively. We believe that Japan's Ministry of Health and Welfare approval for the A-2000 BIS Monitor will occur late in the fourth quarter of 2000 or the first quarter of 2001. As a result, we believe that monitor shipments to Nihon Kohden will be delayed until Japan's Ministry of Health and Welfare's approval is received and therefore revenue from international sales may decrease in the fourth quarter of 2000 as compared to the three months ended September 30, 2000.


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, information expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

                                                   Three Months Ended                        Nine Months Ended
                                           ---------------------------------         ---------------------------------
                                           September 30,          October 2,         September 30,          October 2,
                                               2000                  1999                2000                  1999
                                           -------------          ----------         -------------          ----------

Revenue                                         100%                 100%                 100%                 100%
Costs and expenses:
    Costs of revenue                             29                   33                   31                   35
    Research and development                     18                   17                   14                   19
    Sales and marketing                          76                   60                   55                   63
    General and administrative                   24                   18                   17                   19
                                               ----                 ----                 ----                 ----
             Total costs and expenses           147                  128                  117                  136
                                               ----                 ----                 ----                 ----

Loss from operations                            (47)                 (28)                 (17)                 (36)
Interest income, net                             14                    5                   10                    6
                                               ----                 ----                 ----                 ----
Net loss                                        (33)%                (23)%                 (7)%                (30)%
                                               ====                 ====                 ====                 ====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED OCTOBER 2, 1999

Revenue. Our revenue increased slightly to approximately $7.2 million in the three months ended September 30, 2000 from approximately $7.1 million in the three months ended October 2, 1999. Our revenue increased to approximately $28.0 million in the nine months ended September 30, 2000 from approximately $18.8 million in the nine months ended October 2, 1999, an increase of approximately 48%. Revenue from the sale of monitors decreased to approximately $2.2 million in the three months ended September 30, 2000 from approximately $3.6 million in the three months ended October 2, 1999, a decrease of approximately 39%. Revenue from the sale of monitors increased to approximately $11.9 million in the nine months ended September 30, 2000 from approximately $10.2 million in the nine months ended October 2, 1999, an increase of approximately 16%. The decrease in revenue from the sale of monitors in the three months ended September 30, 2000 as compared to the comparable period in the prior year was primarily attributable to a decrease of approximately 34% in the number of monitors sold. The growth in revenue from the sale of monitors in the nine months ended September 30, 2000 as compared to the comparable period in the prior year was primarily attributable to an increase of approximately 28% in the number of monitors sold. There were two primary factors that contributed to the decrease in monitor sales in the three months ended September 30, 2000 as compared to the three months ended October 2, 1999. First, as a result of the recent FDA approval of a competitive monitoring product, more customers than we expected have elected to delay purchase decisions until they have had an opportunity to evaluate the competitive product. Second, we hired a new vice president of sales during the third quarter and we underestimated the impact that this transition would have on our sales effort. The increase in the sales of monitors in the nine months ended September 30, 2000 as compared to the comparable period in the prior year resulted from the efforts of our direct sales force, the development of our domestic distributor network and the contribution of our international organization.

Revenue from the sale of disposable sensors increased to approximately $5.0 million in the three months ended September 30, 2000 from approximately $3.5 million in the three months ended October 2, 1999, an increase of approximately 43%. Revenue from the sale of disposable sensors increased to approximately $16.1 million in the nine months ended September 30, 2000 from approximately $8.6 million in the nine months ended October 2, 1999, an increase of approximately 86%. The increase in revenue from the sale of disposable sensors was primarily attributable to an increase in the number of disposable sensors sold as a result of growth in the installed base of monitors. The number of disposable sensors sold increased approximately 43% and 87% in the three and nine months ended September 30, 2000 as compared to the three and nine months ended October 2, 1999, respectively.

Our gross profit was approximately 71% of revenue in the three months ended September 30, 2000 as compared to a gross profit of approximately 67% of revenue in the three months ended October 2, 1999. Our gross profit was approximately 69% of revenue in the nine months ended September 30, 2000 as compared to a gross profit of approximately 65% of revenue in the nine months ended October 2, 1999. The increase in the gross profit percentage in the three and nine months ended September 30, 2000 as compared to the three and nine months ended October 2, 1999 was primarily attributable to an increase in sales of disposable sensors as a percentage of revenue. Disposable sensors have a higher profit margin than monitors and contributed nearly all of the increase in gross profit in the three months ended September 30, 2000 as compared to the three months ended October 2, 1999 and 87% of the increase in gross profit in the nine months ended September 30, 2000 as compared to the nine months ended October 2, 1999. We expect that sales of higher-margin disposable sensors, as a percentage of revenue, will continue to represent the majority of our sales as the installed base of monitors continues to grow and we increase our investments in clinical education in an effort to maintain higher and more consistent sensor utilization rates.

Research and Development. Research and development expenses increased to approximately $1.3 million in the three months ended September 30, 2000 from approximately $1.2 million in the three months ended October 2, 1999, an increase of approximately 7%. Research and development expenses increased to approximately $4.1 million in the nine months ended September 30, 2000 from approximately $3.6 million in the nine months ended October 2, 1999, an increase of approximately 15%. Research and development expenses increased as a percentage of revenue in the three months ended September 30, 2000 as compared to the three months ended October 2, 1999 and decreased as a percentage of revenue for the nine months ended September 30, 2000 as compared to the nine months ended October 2, 1999. The increase in research and development expenses for the three and nine months ended September 30, 2000 as compared to the three and nine months ended October 2, 1999, was primarily attributable to an increase in research and development personnel and related payroll and other expenses. These expenses were incurred in connection with the continued product development efforts related to the A-2000 BIS Monitor, BIS Sensor and BIS Module Kit and the development of products for use outside the operating room in the intensive care unit and for procedural sedation. We expect research and development expenses to increase as we continue to invest in the development of product improvements, product extensions and new applications for our technology.

Sales and Marketing. Sales and marketing expenses increased to approximately $5.5 million in the three months ended September 30, 2000 from approximately $4.3 million in the three months ended October 2, 1999, an increase of approximately 28%. Sales and marketing expenses increased to approximately $15.4 million in the nine months ended September 30, 2000 from approximately $11.9 million in the nine months ended October 2, 1999, an increase of approximately 30%. Sales and marketing expenses increased as a percentage of revenue for the three months ended September 30, 2000 as compared to the three months ended October 2, 1999 and decreased as a percentage of revenue for the nine months ended September 30, 2000 as compared to the nine months ended October 2, 1999. The increase in sales and marketing expenses in the three and nine months ended September 30, 2000 as compared to the three and nine months ended October 2, 1999 was primarily attributable to an increase in sales and marketing personnel and related payroll and other expenses, which represented approximately 66% and 61%, respectively, of the increase in each period, and the increased operations of our international subsidiaries, which represented approximately 9% and 20%, respectively, of the increase. We expect sales and marketing expenses to increase as we continue to expand our international operations, enter into agreements with group purchasing organizations, increase our direct sales force and clinical specialists in the United States, increase our sales and marketing programs and engage in activities to further educate and promote the use of the BIS system by our customers.

General and Administrative. General and administrative expenses increased to approximately $1.7 million in the three months ended September 30, 2000 from approximately $1.3 million in the three months ended October 2, 1999, an increase of approximately 38%. General and administrative expenses increased to approximately $4.7 million in the nine months ended September 30, 2000 from approximately $3.6 million in the nine months ended October 2, 1999, an increase of approximately 33%. General and administrative expenses increased as a percentage of revenue for the three months ended September 30, 2000 as compared to the three months ended October 2, 1999 and decreased as a percentage of revenue for the nine months ended September 30, 2000 as compared to the comparable period in the prior year. The increase in general and administrative expenses in the three and nine months ended September 30, 2000 as compared to the three and nine months ended October 2, 1999 was primarily attributable to an increase in general and administrative personnel to support our growth and related payroll and other expenses, which represented approximately 34% and 69%, respectively, of the increase. The increase in payroll and other expenses included compensation expense related to stock options, which decreased approximately 70% in the three months ended September 30, 2000 as compared to the comparable period in the prior year and increased approximately 171% in the nine months ended September 30, 2000 as compared to the comparable period in the prior year. The increase also included incremental expenses related to being a public company, such as expenses related to enhancements of our investor relations capabilities and insurance expenses, which represented approximately 21% and 24%, respectively, of the increase. We expect general and administrative expenses to increase as we increase the number of personnel and related resources required to support our growth.

Interest Income, Net. Interest income, net, increased to approximately $975,000 in the three months ended September 30, 2000 from approximately $343,000 in the three months ended October 2, 1999, an increase of approximately 184%. Interest income, net, increased to approximately $2.9 million in the nine months ended September 30, 2000 from approximately $988,000 in the nine months ended October 2, 1999, an increase of approximately 189%. Interest income increased to approximately $1.2 million in the three months ended September 30, 2000 from approximately $393,000 in the three months ended October 2, 1999, an increase of approximately 199%. Interest income increased to approximately $3.4 million in the nine months ended September 30, 2000 from approximately $1.1 million in the nine months ended October 2, 1999, an increase of approximately 203%. The increase in interest income was primarily attributable to a higher average balance of cash and investments resulting from our initial public offering of common stock in February 2000 and the proceeds from the sale of a portion of our investment in sales-type leases. Interest expense increased to approximately $198,000 in the three months ended September 30, 2000 from approximately $49,000 in the three months ended October 2, 1999, an increase of approximately 302%. Interest expense increased to approximately $570,000 in the nine months ended September 30, 2000 from approximately $145,000 in the nine months ended October 2, 1999, an increase of approximately 293%. The increase in interest expense in the three and nine months ended September 30, 2000 was a result of higher average outstanding debt obligations resulting from borrowings under a term loan we entered into in December 1999 and debt obligations related to the sale of a portion of our investments in sales-type leases in the second half of 1999 and the first nine months of 2000. We expect interest income to increase in the fourth quarter of 2000 as compared to the interest income in the fourth quarter of 1999 as a result of the higher cash and investments balances that exist as a result of our initial public offering in February 2000.

Net Loss. As a result of the factors discussed above, in the three and nine months ended September 30, 2000, we had a net loss of approximately $2.4 million and $2.0 million, respectively, as compared to a net loss of approximately $1.6 million and $5.7 million in the three and nine months ended October 2, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

From our inception through January 2000, we financed our operations primarily from the sale of our convertible preferred stock. Through September 30, 2000, we raised approximately $67.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $3.4 million of financing related to our investments in sales-type leases. We received approximately $2.8 million of financing under a term loan in December 1999. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. At September 30, 2000, we had approximately $190,000 committed primarily to the purchase of equipment related to improvements in our monitor and disposable sensor production lines.

Working capital at September 30, 2000 was approximately $62.3 million compared to approximately $12.3 million at December 31, 1999. The increase in working capital from December 31, 1999 to September 30, 2000 was primarily attributable to the proceeds from our initial public offering.

We used approximately $4.8 million of cash for operations in the nine months ended September 30, 2000 as compared to approximately $7.7 million in the nine months ended October 2, 1999. Cash used for operations during the nine months ended September 30, 2000 was primarily driven by operating losses, increases in net accounts receivable, inventory and other current assets and decreases in accrued liabilities and deferred revenue which were offset by a decrease in investment in sales-type leases and an increase in accounts payable.

We used approximately $37.6 million of cash for investing activities in the nine months ended September 30, 2000 as compared to receiving approximately $1.1 million in the nine months ended October 2, 1999. The cash used for investing activities in the nine months ended September 30, 2000 was primarily the result of the investment of the proceeds we received from our February 2000 initial public offering of common stock. Capital expenditures were approximately $4.1 million in the nine months ended September 30, 2000, primarily for manufacturing equipment and leasehold improvements for our new facility, as compared to approximately $1.8 million in the nine months ended October 2, 1999.

We received approximately $55.2 million of cash from financing activities in the nine months ended September 30, 2000 as compared to approximately $2.9 million in the nine months ended October 2, 1999. The cash received from financing activities in the nine months ended September 30, 2000 was primarily a result of the closing of our initial public offering of common stock. Cash from financing activities during the nine months ended October 2, 1999 resulted primarily from borrowings under a working capital line of credit and proceeds from the sale of a portion of our investment in sales-type leases.

In December 1999, we renegotiated our loan agreement with Imperial Bank. Borrowings outstanding at September 30, 2000 of approximately $901,000 under the equipment portion of the new loan agreement are payable in monthly installments of approximately $60,000 plus interest through December 31, 2001. The working capital portion of the original loan agreement was replaced with a term loan portion. Borrowings under the term loan portion outstanding at September 30, 2000 of approximately $2.1 million are payable in 36 monthly installments of approximately $79,000 plus interest which commenced in January 2000. Interest on both the equipment portion and the term loan portion of the new loan agreement accrued at the prime rate plus 1.0% through the closing date of our initial public offering of common stock. Since the closing date of our initial public offering, the interest rate has been the prime rate plus 0.5%. The new loan agreement contains restrictive covenants that require us to maintain liquidity and borrowing base ratios and restrict us from declaring and paying cash dividends. The new loan agreement is secured by substantially all of our assets. No additional amounts may be borrowed under the equipment portion or term loan portion of the new loan agreement. Approximately $1.5 million is available under the standby letter of credit portion of the new loan agreement.

In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investments in sales-type leases to AmeriCorp Financial, Inc. Through September 30, 2000, we sold approximately $3.4 million of our investments in sales-type leases. In accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases.

We anticipate that the level of capital expenditures will decrease as a result of the completion of the leasehold improvements to our Newton, Massachusetts facility.

We believe that the financial resources available to us, including our current working capital, together with the proceeds from selling our investments in sales-type leases, will be sufficient to finance our planned operations and capital expenditures at least through 2001. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to expand manufacturing capacity, to finance our sales-type lease program and to meet market demand for our products.


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

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Quarterly Report on Form 10-Q includes forward looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fourth quarter of 2000. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges, singularly or in combination, could have a material adverse effect on our results of operations, business or financial condition.

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

Clinicians have reported to us a total of 58 cases of possible surgical awareness during surgical procedures monitored with the BIS system as of September 30, 2000. Not all cases of surgical awareness during surgical procedures monitored with the BIS system may be reported to us, and we have not systematically solicited reports of surgical awareness. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of surgical awareness that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although we do not claim that patient monitoring with the BIS system will reduce the incidence of surgical awareness, we may be subject to product liability claims for cases of surgical awareness during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages.

WE MAY NOT BE ABLE TO COMPETE WITH NEW PRODUCTS OR ALTERNATIVE TECHNIQUES DEVELOPED BY OTHERS, WHICH COULD IMPAIR OUR ABILITY TO REMAIN COMPETITIVE AND ACHIEVE FUTURE GROWTH.

The medical industry in which we market our products is characterized by rapid product development and technological advances. Our revenue in the quarter ended September 30, 2000 was adversely affected by recent FDA approval of a competitive anesthesia monitoring product. If we do not compete effectively with this new monitoring product, our revenue will be adversely affected. Our current or planned products are at risk of obsolescence from:

-    other new monitoring products, based on new or improved technologies,
- new products or technologies used on patients or in the operating room during surgery in lieu of monitoring devices,
- electrical or mechanical interference from new or existing products or technologies,
-    alternative techniques for evaluating the effects of anesthesia,
-    significant changes in the methods of delivering anesthesia, and
-    the development of new anesthetic agents.

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

IF WE DO NOT DEVELOP AND IMPLEMENT A SUCCESSFUL SALES AND MARKETING STRATEGY, WE WILL NOT EXPAND OUR BUSINESS.

We recently hired a new vice president of sales and we have underestimated the impact that this transition would have on our sales efforts. Until we succeed in effecting this transition, our sales efforts will be adversely affected. In addition, our current sales and marketing operation is not sufficient to achieve the level of market awareness and sales we need to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

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

IN ORDER TO REACH THE LEVEL OF SALES WE NEED TO ACHIEVE PROFITABILITY, WE NEED TO FURTHER DEVELOP OUR DIRECT AND INDIRECT SALES CHANNELS.

In order to increase our sales, we need to add domestic and international distributors, original equipment manufacturers and other sales channels and increase sales through these channels. In addition, we need to hire and train more sales persons and clinical specialists. We are also implementing new sales and marketing programs and clinical education programs to promote the use of our BIS system by our customers. If we do not further develop our direct and indirect sales channels and successfully implement new sales and marketing programs and clinical education programs, we will not reach the level of sales necessary to achieve profitability.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECREASE.

Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including the timing and volume of customer orders for our BIS system, use of and demand for our BIS Sensors, customer cancellations, introduction of competitive products, changes in management, reductions in orders by our distribution partners and the timing and amount of our expenses. Because of these fluctuations, our operating results for the quarter ended September 30, 2000 fell below the expectations of securities analysts or investors, and it is likely that in some future quarter or quarters our operating results could again fall below the expectations of securities analysts or investors. Following the public announcement of our results of operations for the quarter ended September 30, 2000, the market price of our stock declined. If our quarterly operating results are below expectations in the future the market price of our stock would also be likely to decrease. In addition, because we do not have a significant backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals are increasingly experiencing financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debts in any quarter.

VARIOUS MARKET FACTORS MAY ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS FOR THE FOURTH FISCAL QUARTER OF 2000.

Various factors may adversely affect our quarterly operating results for the fourth fiscal quarter of 2000. We are facing increased competition in the domestic level of consciousness monitoring market as a result of recent FDA approval of a new monitoring system. Second, we transitioned to a new vice president of sales. This may adversely impact our revenue for the fourth fiscal quarter of 2000, depending in part on the successful implementation of the transition. Third, we underestimated the amount of clinical education necessary to bring our installed base up to expected sensor utilization levels.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS.

We are facing increased competition in the domestic level of consciousness monitoring market as a result of recent FDA approval of a new monitoring product. This recently approved product is marketed by a well-established medical products company with significant resources. We may not be able to compete effectively with these potential competitors. We may also face substantial competition from companies developing sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share.

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

FAILURE OF USERS OF THE BIS SYSTEM TO OBTAIN ADEQUATE REIMBURSEMENT FROM THIRD-PARTY PAYORS COULD LIMIT MARKET ACCEPTANCE OF THE BIS SYSTEM, WHICH COULD PREVENT US FROM ACHIEVING PROFITABILITY.

Anesthesia providers are generally not reimbursed separately for patient monitoring activities utilizing the BIS system. For hospitals and outpatient surgical centers, when reimbursement is based on charges or costs, patient monitoring with the BIS system may reduce reimbursements for surgical procedures, because charges or costs may decline as a result of monitoring with the BIS system. Failure by hospitals and other users of the BIS system to obtain adequate reimbursement from third-party payors, or any reduction in the reimbursement by third-party payors to hospitals and other users as a result of using the BIS system could limit market acceptance of the BIS system, which could prevent us from achieving profitability.


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

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          (a) Initial Public Offering

               On February 2, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $15.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-86295), which was declared effective by the Securities and Exchange Commission on January 27, 2000. On February 4, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of our common stock at $15.00 per share. The managing underwriters of our initial public offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.

               The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through September 30, 2000, we used approximately $4.1 million of the net proceeds for the acquisition of machinery and equipment and for leasehold improvements to our new facility in Newton, Massachusetts. In addition, from January 27, 2000 through September 30, 2000, we used approximately $5.1 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of September 30, 2000, we had approximately $45.4 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

          (b) Warrant Exercises

               On July 18, August 2 and August 7, 2000, we issued 12,100, 4,037 and 6,163 shares of our common stock, respectively, to three of our stockholders pursuant to the exercise of warrants issued by us in December 1998 in connection with our Series E preferred stock financing. The exercise price of the warrants was $12.50 per share of our common stock; however, two of the warrants were exercised pursuant to a cashless exercise provision contained in the warrants. As a result, we received no consideration upon the exercise of those two warrants and approximately $151,250 of consideration for the third warrant. The shares of our common stock issued upon exercise of the warrants were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.


ITEM 5.   OTHER INFORMATION
          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits

          27    Financial Data Schedule for the Nine Months Ended September 30,
                2000

          10.1 Promissory Note, dated July 13, 2000, made in favor of the Registrant by Nassib Chamoun, together with Pledge Agreement, dated as of July 13, 2000, by and between the Registrant and Nassib Chamoun.

          (b) Reports on Form 8-K

          We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ASPECT MEDICAL SYSTEMS, INC.


     Date: November 13, 2000            By: /s/ J. Neal Armstrong
                                            ------------------------------------
                                            J. Neal Armstrong
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT
-------        -------


  27           Financial Data Schedule for the Nine Months Ended
               September 30, 2000

  10.1 Promissory Note, dated July 13, 2000, made in favor of the Registrant by Nassib Chamoun, together with Pledge Agreement, dated as of July 13, 2000, by and between the Registrant and Nassib Chamoun.