Form 10-K
period 2000-12-31
ASPECT MEDICAL SYSTEMS INC
filed 2001-03-29
CIK 886235

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                           --------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value
                                (Title Of Class)

                           --------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2001 (based on the closing price as quoted by the Nasdaq National Market as of such date) was $191,336,000. The registrant had 17,492,790 shares of Common Stock, $0.01 par value per share, outstanding as of March 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS.

OVERVIEW

     Aspect was incorporated as a Delaware corporation in 1987. We develop, manufacture and market an anesthesia-monitoring system that we call the BIS(R) system. The BIS system enables anesthesia providers to assess and manage a patient's level of consciousness during surgery. Our proprietary BIS system includes our BIS monitor or BIS Module Kit and our single-use, disposable BIS Sensors. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. We developed the BIS system over 10 years, and it is the subject of 12 issued and six pending United States patents. As of December 31, 2000, more than 10,300 BIS monitors and modules have been installed worldwide, including approximately 8,200 BIS units in more than 1,000 sites in North America. These sites include 48 of the 100 largest hospitals and 46% of all teaching hospitals with anesthesia residency programs. We believe that over 2.5 million patients have been monitored using the BIS index during surgery. Our latest generation monitor, the A-2000(R) BIS Monitor, was cleared for marketing by the United States Food and Drug Administration, or the FDA, in February 1998. We market the BIS system in the United States through a combination of a direct sales organization and specialty distributors. Internationally we market the BIS system through distributors and marketing partners. We have also established original equipment manufacturer relationships with several patient monitoring and anesthesia equipment companies to incorporate our BIS technology into their equipment using the BIS Module Kit.

     Clinical trials and routine clinical use of the BIS system have shown that patient monitoring with the BIS system results in:

     -    a reduction in the amount of anesthetics used,

     -    faster wake-up from anesthesia,

     - less patient time in the operating room and the post-anesthesia care unit following surgery,

     - higher rates of outpatients bypassing the post-anesthesia care unit and proceeding to a less costly step-down recovery area directly from the operating room,

     -    improvements in the quality of recovery, and

     - improvements in the means to assess the risk of surgical awareness, which is the unintentional regaining of consciousness during surgery.


THE ASPECT SOLUTION: PATIENT MONITORING WITH THE BIS SYSTEM

     We have developed the BIS monitoring system that is based on our proprietary BIS index. Our BIS system is comprised of our BIS monitor or BIS Module Kit and our single-use, disposable BIS Sensors. The BIS Sensor is applied to a patient's forehead to acquire the EEG, a measure of the electrical activity of the brain. The EEG is then analyzed by the BIS monitor or BIS Module Kit to produce the BIS index. The BIS index is a numerical index that correlates with levels of consciousness and is displayed as a number ranging between 100, indicating that the patient is awake, and zero, indicating an absence of brain activity. In October 1996, the FDA cleared the BIS index for marketing for use as a direct measure of anesthetic effect on the brain.

PRODUCTS

     The following chart summarizes our proprietary product offerings, all of which have received clearance from the FDA:

----------------------------------------------------------------------------------------------------------
                                  INITIAL
                                COMMERCIAL
            PRODUCT              SHIPMENT                                  DESCRIPTION
----------------------------------------------------------------------------------------------------------
  A-2000 BIS Monitor               1998                Small, lightweight third-generation BIS monitor
  BIS Sensor                       1997                Disposable product for use with A-2000, A-1050
                                                         and BIS Module Kit
  BIS Module Kit                   1998                Components of BIS monitoring technology to be
                                                         integrated into monitors sold by original
                                                         equipment manufacturers
  A-1050 EEG Monitor with BIS      1996                Second-generation monitor with BIS index and
                                                         simplified user interface
  Zipprep EEG Electrode            1995                EEG electrode with our Zipprep technology
  BIS Sensor Plus              pending initial         Second-generation disposable product for use with
                               commercial                the A-2000 and BIS Module Kit
                               shipment
  BIS Pediatric Sensor         pending initial         Disposable product for use with A-2000 and BIS
                               commercial                Module Kit that is smaller and easier to apply to
                               shipment                  children
  BIS Sensor XP                pending initial         Disposable product for use with A-2000 and BIS
                               commercial                Module Kit that offers enhanced performance in
                               shipment                  deep anesthetic states and improved robustness
                                                         to interference from noise sources
----------------------------------------------------------------------------------------------------------

   A-2000 BIS MONITOR

     We began commercial distribution of the A-2000 BIS Monitor, our third-generation monitor, in February 1998. The A-2000 is a compact, lightweight, portable monitor designed to accommodate the space limitations and positioning requirements of surgical settings. The A-2000 displays the BIS index and supporting information and includes our proprietary digital signal converter. This converter is a palm-sized module that serves as the interface between the BIS monitor and the BIS Sensor. The digital signal converter acquires the EEG signal from the BIS Sensor and converts the EEG signal to digital format. The EEG signal is then processed and the BIS index is displayed on the A-2000.

   BIS SENSOR

     We commenced commercial distribution of the BIS Sensor in January 1997. The BIS Sensor is a single-use, disposable product for use with the A-2000, the A-1050 and the BIS Module Kit. Our BIS monitors and BIS Module Kits require the use of the BIS Sensor to generate the BIS index. The BIS Sensor provides a reliable and simple means of acquiring the EEG signal needed to generate the BIS index. The one-piece design allows quick and accurate placement on the patient's forehead. The BIS Sensor connects to the monitor by a single-point proprietary connector.

     Our Zipprep self-prepping technology is a key feature of the BIS Sensor, BIS Sensor Plus, BIS Sensor XP and BIS Pediatric Sensor. The technology minimizes patient set-up time and establishes effective electrical contact with the patient which enables consistent, accurate readings of the EEG signal. Prior to our development of the Zipprep technology, to obtain an EEG signal the user prepared a patient's skin by rubbing an abrasive cream over the forehead 10 to 20 times in order to remove the top layer of skin prior to applying the electrode.

   BIS MODULE KIT

     In 1996, we introduced our BIS Module Kit, which is designed to facilitate the integration of the BIS index into monitoring products marketed by our original equipment manufacturers. The BIS Module Kit consists of two pieces, our proprietary digital signal converter and a small circuit board that resides in the original equipment manufacturer's system. The digital signal converter acquires the EEG signal from the BIS Sensor and converts the EEG signal to digital format. The circuit board then processes the EEG signal and outputs the BIS index to the original equipment manufacturer's system.

     The common architecture of the BIS Module Kit facilitates integration of the BIS index into the original equipment manufacturer's system. Each original equipment manufacturer is required to obtain FDA and other appropriate regulatory clearance of its BIS module product.

   BIS SENSOR PLUS

     The BIS Sensor Plus is a second-generation disposable product for use with the A-2000 BIS Monitor and BIS Module Kit. The BIS Sensor Plus features an improved design for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications.

   BIS PEDIATRIC SENSOR

     The BIS Pediatric Sensor is smaller, easier to apply and visually appealing to children. The BIS Pediatric Sensor features an improved design for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications.

   BIS SENSOR XP

     The BIS Sensor XP (for eXpanded Performance) offers enhanced performance in deep anesthetic states and improved robustness to interference from noise sources, such as high frequency/EMG conditions in the operating room and intensive care unit. The BIS Sensor XP features an improved design for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications.

TECHNOLOGY

     We developed the BIS system, including our proprietary BIS index, over 10 years. The BIS index is a numerical index that correlates with levels of consciousness and is derived from an analysis of the EEG signal. In general, an EEG signal changes from a small-amplitude, high-frequency signal while a person is awake to a large-amplitude, low-frequency signal while a person is deeply anesthetized. Historically, researchers have used observations about these changes in the EEG signal to create mathematical algorithms to track the effects of anesthetics on the brain. However, these algorithms have not been widely adopted because studies have indicated that they generally do not provide sufficient clinically useful information to assess levels of consciousness with commonly used anesthetics and doses.

     In developing the BIS index, we sought to improve these early EEG analyses in two ways. First, by using bispectral analysis, a mathematical tool that examines signals such as the EEG, we can extract new information from the EEG signal. Second, we developed proprietary processing algorithms that extract information from bispectral analysis, power spectral analysis and time domain analysis. Geophysicists originally used bispectral analysis in the early 1960s to study ocean wave motion, atmospheric pressure changes and seismic activity. The advent of high-speed, low-cost digital signal processors has enabled the use of bispectral analysis for other applications. By using bispectral analysis, we are able to extract a distinctive fingerprint of the underlying signal structure of the EEG and represent it as a three-dimensional mathematical model.

     We created the BIS index to describe changes in the EEG that relate to the effects of anesthetics on the brain in order to assess levels of consciousness. Over a number of years, Aspect and others collected a large database of high fidelity EEG recordings and clinical assessments from patients and volunteers receiving a wide variety of anesthetics. Researchers used clinical assessments such as a sedation rating scale, picture or word recall memory tests and response to stimuli to define levels of consciousness. Using statistical methods, we identified features within the EEG that correlated with sedation and loss of consciousness. We then used proprietary statistical methods to combine these features to generate an interpretive numerical index, which we refer to as the BIS index. The BIS index ranges from 100, indicating that the patient is awake, to zero, indicating an absence of electrical brain activity.

CLINICAL DEVELOPMENT

     Our clinical research and regulatory affairs group is responsible for:

     - establishing collaborative relationships with leading clinical researchers,

     - encouraging publications related to the BIS index in the scientific literature,

     -    coordinating with the FDA and other regulatory agencies,

     - conducting clinical research with the goal of extending the application of patient monitoring with the BIS system to other settings and clinical uses, and

     -    collecting data for new product development.

     We have a clinical database of over 5,000 cases for use in algorithm development and product validation based on trials that we conducted or sponsored or that third parties undertook.

     In 1996, the FDA cleared the BIS index for marketing as a measure of anesthetic effect on the brain. The regulatory process involved studies we conducted on over 900 subjects. These studies characterized the relationships between the BIS index value and various clinical endpoints, including movement, response to incision, response to verbal command as a measure of consciousness in volunteers and patients, memory function, drug utilization and speed of patient recovery following surgery.

     Although we have not systematically solicited reports of surgical awareness, only 63 cases of possible surgical awareness during BIS monitoring had been reported to us as of December 31, 2000. These reports may not include all cases of surgical awareness that might have occurred during patient monitoring with the BIS system. In most of the 63 cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness in these patients. However, in a small number of these reported cases, surgical awareness may not have been detected by monitoring with the BIS system.

     We have not conducted a prospective, randomized, controlled study to evaluate whether or not monitoring with the BIS system reduces the incidence of surgical awareness. A controlled study to evaluate the ability of monitoring with the BIS system to reduce the frequency of surgical awareness in the general population would require a sample size of up to 50,000 patients, which may not be practicable. However, we are currently sponsoring three multi-center, multinational studies to determine the incidence of awareness during BIS monitoring. Because these studies have not been completed, we cannot and do not claim that patient monitoring with the BIS system will reduce the incidence of surgical awareness. Although our experience suggests that surgical awareness is more likely to occur when BIS values are high, we do not believe that our experience proves conclusively that patient monitoring with the BIS system will reduce the frequency of awareness.

SALES, MARKETING AND CUSTOMERS

   DOMESTIC

     Our customers include anesthesia providers, hospitals, outpatient surgical centers and individual practitioners in office-based practice. As of December 31, 2000, BIS systems have been installed in more than 1,000 sites in North America.

     We market our BIS system in the United States primarily through a combination of a direct sales force and specialty distributors. As of December 31, 2000, our domestic sales force was comprised of 29 sales professionals and 40 clinical specialists. We have developed a financial model which is used by sales representatives to assist administrators in evaluating the economic impact of patient monitoring with the BIS system at their hospital. We believe that our clinical specialists play a key role in the ongoing process of developing support for the BIS technology both before and after the sale of BIS systems.

     We augment our direct sales force with medical products distributors in selected markets, including Canada and locations in the United States. We have also begun to market our products through the sales organizations of our original equipment manufacturers and contracts with hospital group purchasing organizations.

     We entered into a distribution agreement, effective September 1, 2000, with Datex-Ohmeda Division of Instrumentarium Corporation, under which Datex-Ohmeda has agreed to act as a nonexclusive distributor of our A-2000 BIS Monitor and related products in some territories outside the United States.

     We entered into a distribution agreement, effective October 1, 1999, with Agilent Technologies, Inc., formerly part of Hewlett-Packard Company, under which Agilent agreed to act as a nonexclusive distributor of our A-2000 BIS Monitor and related products in some territories outside the United States. Unless earlier terminated in accordance with the terms of the agreement, this agreement extends for a two-year term.

     We entered into a distribution agreement, dated January 21, 1998, with Nihon Kohden Corporation, under which Nihon Kohden has agreed to act as an exclusive distributor of our BIS monitors and related products in Japan.

     We have entered into a single source agreement, effective November 1, 2000, with Premier Purchasing Partners, L.P., the group purchasing program of one of the nation's leading hospital and healthcare system alliances. Under this agreement, the more than 1,800 hospitals and healthcare facilities affiliated with Premier will have the right to purchase BIS monitors and BIS Sensors under the pricing terms contained in the agreement. Under this agreement, Premier's field force has agreed to work with our sales force to facilitate the adoption of BIS technology by their affiliated healthcare organizations.

     We have entered into an agreement, effective November 1, 2000, with Consorta, Inc. Consorta's shareholder health care systems operate more than half of all Catholic hospitals in the United States. The Consorta membership encompasses more than 300 acute care facilities, representing nearly 50,000 beds, and 700 alternate care sites. Under this agreement, the Consorta membership will have the right to purchase BIS monitors and BIS Sensors under the pricing terms contained in the agreement. Under this agreement, Consorta's field force has agreed to work with our sales force to facilitate the adoption of BIS technology by their member healthcare organizations.

     We have entered into an agreement, effective September 1, 2000, with AmeriNet, Inc., the nation's largest membership-based health care group purchasing organization. AmeriNet represents 13,989 member facilities in all 50 states, including hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, pharmacies and integrated delivery networks. Under this agreement, AmeriNet's membership will have the right to purchase BIS monitors and BIS Sensors under the pricing terms contained in the agreement. Under this agreement, AmeriNet's field force has agreed to work with our sales force to facilitate the adoption of BIS technology by their member healthcare organizations.

     We have entered into a single source agreement, effective September 1, 2000, with Healthtrust Purchasing Group, L.P. Healthtrust Purchasing Group serves over 330 hospitals and more than 125 surgery centers, representing five percent of the nation's operating rooms. Under this agreement, Healthtrust Purchasing Group's participants will have the right to purchase BIS monitors and BIS Sensors under the pricing terms contained in the agreement.

     We have entered into a single source agreement, effective September 1, 2000, with Health Services Corporation of America, a leading group purchasing organization dedicated to improving purchasing to improve healthcare. Health Services Corporation of America's 2,000 plus members include hospitals, health systems, integrated delivery networks, and other healthcare facilities across the United States. Under this agreement, Health Services Corporation of America's membership will have the right to purchase BIS monitors and BIS Sensors under the pricing terms contained in the agreement. Under this agreement, Health Services Corporation of America's field force has agreed to work with our sales force to facilitate the adoption of BIS technology by their member healthcare organizations.

     We have entered into an agreement, dated August 13, 1998, with Novation, the supply cost management company for VHA Inc. and the University Hospital Consortium, two national health care alliances. Under this agreement, the approximately 1,900 member healthcare organizations of VHA and the University Hospital Consortium will have the right to purchase BIS monitors and BIS Sensors under the pricing terms contained in the agreement. Under this agreement, Novation's field force has agreed to work with our sales force to facilitate the adoption of BIS technology by their member healthcare organizations.

     We offer customers the option either to purchase the BIS monitors outright or to acquire the BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase the BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The customer is granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. We believe that the sales-type lease arrangement in some cases reduces the time required for customers to adopt the BIS system because it provides them with an option to utilize their operating budget to fund the purchase.

     Under certain circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program the customer receives the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the evaluation period the customer has the option of purchasing the BIS monitors or returning them to us. We believe that the EP program will, in certain circumstances, provide an effective method of allowing customers to evaluate and ultimately acquire the BIS technology from us or our original equipment manufacturers.

     We conduct several activities for the different constituencies that may be involved in the decision-making process. For clinical audiences, we exhibit at tradeshows, sponsor speakers at professional meetings and develop articles for publication in conjunction with industry experts. In addition, we work with hospitals to publicize their adoption of patient monitoring with the BIS system in an effort to assist them in communicating their commitment to improving the quality and efficiency of patient care.

   INTERNATIONAL

     In late 1998, we established our international operations and opened our international headquarters in Leiden, The Netherlands. We are developing our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. We expect to complement our international third-party distribution program through direct sales to select customers and to support these customers with clinical specialists. As of December 31, 2000, we employed 24 persons in our international organization. Substantially all international sales are denominated in United States dollars. See Note 17 of notes to our consolidated financial statements for domestic and international financial information.

   ORIGINAL EQUIPMENT MANUFACTURER RELATIONSHIPS

     We have entered into agreements with six patient monitoring or anesthesia equipment companies, Datex-Ohmeda Division of Instrumentarium Corporation, Drager Medizintechnik GmbH, Agilent Technologies, Inc., formerly part of Hewlett-Packard Company, GE Medical Systems - Information Technologies, Nihon Kohden Corporation and Spacelabs Medical, Inc., that provide for the integration of our BIS technology into their equipment. Spacelabs introduced a BIS module for its patient monitoring systems in October 1998 and Agilent introduced a BIS module for its patient monitoring systems in October 2000. We currently expect that BIS modules for our other four original equipment manufacturers will be available within the next several years.

     Under an OEM Purchase Agreement, dated September 1, 2000, between Aspect and Datex-Ohmeda Division of Instrumentarium Corporation, we have agreed with Datex-Ohmeda to integrate our BIS technology with Datex-Ohmeda's patient monitors. Unless terminated sooner, this agreement expires on December 31, 2005. The term of the agreement automatically renews for one-year periods unless either party provides written notice of termination to the other party, at least 12 months prior to expiration of the agreement. Under a separate agreement with Datex-Ohmeda, Aspect agreed to supply certain sensor products to Datex-Ohmeda if and when certain monitoring products are developed and introduced by Datex-Ohmeda.

     Under an OEM Development and Purchase Agreement, dated December 22, 1999, between Aspect and GE Medical Systems - Information Technologies, we have agreed with GE Medical Systems to integrate our BIS technology with GE Medical Systems' patient monitors. The agreement expires three years following the introduction of a GE Medical Systems patient monitor which integrates Aspect's BIS technology, unless terminated sooner due to certain milestones not being achieved.

     Under an OEM Development and Purchase Agreement, dated August 6, 1999, between Aspect and Agilent, we have agreed with Agilent to integrate our BIS technology with Agilent's patient monitors. Unless terminated sooner if milestones are not achieved by October 31, 2001, this agreement expires on August 6, 2005. The term of the agreement automatically renews for one-year periods unless either party provides written notice of termination to the other party, at least 60 days prior to expiration of the agreement.

     Under a Product Agreement with Drager Medizintechnik GmbH, dated May 5, 1999, we have agreed to integrate our technology with Drager's anesthesia equipment. Unless terminated sooner, this agreement will expire on December 31, 2005. This agreement automatically renews for successive one-year periods thereafter unless either party provides written notice of termination to the other party, at least twelve months prior to expiration of the renewal period.

     Under an International License Agreement, dated January 21, 1998, between Aspect and Nihon Kohden, we have licensed our technology to Nihon Kohden on a worldwide non-exclusive basis. Nihon Kohden has the right to incorporate our technology into its patient monitoring systems. Unless terminated sooner, the agreement expires four years following approval by the Japanese Ministry of Health and Welfare of a Nihon Kohden patient monitor which integrates Aspect's BIS technology.

     Pursuant to the terms of a Distribution and License Agreement, dated April 1, 1996, between Aspect and Spacelabs Medical, Inc., we have granted to Spacelabs a worldwide, non-exclusive license to the BIS index to develop, manufacture, market and sell Spacelabs monitoring equipment that incorporates the BIS index. Spacelabs also has the right to distribute BIS Sensors on a non-exclusive basis throughout the world with the exception of the United States. Unless earlier terminated, the license expires in April 2006.

     For the fiscal years ended December 31, 2000, 1999 and 1998, sales to Spacelabs accounted for approximately less than 1%, 2% and 13%, respectively, of our total revenue. Spacelabs no longer distributes our monitors. For the fiscal year ended December 31, 2000, no one customer accounted for 10% or more of our total revenue.

RESEARCH AND DEVELOPMENT

     Our research and development efforts focus primarily on continuing to improve the function and features of the BIS system and enhancing our technical leadership in signal-processing technology for use in patient care. We intend to leverage the BIS technology for the development of new monitoring products and proprietary disposable sensors for new applications and to take advantage of new opportunities such as the intensive care unit and procedural sedation markets.

     During the fiscal years ended December 31, 2000, 1999 and 1998, we spent approximately $5.7 million, $4.8 million and $4.0 million, respectively, in our research and development efforts, including clinical and regulatory expenses.

     Our research and development department has four primary areas of responsibility:

     -    algorithm research,

     -    product development,

     -    pre-production quality assurance, and

     -    clinical engineering.

     Algorithm research involves developing signal-processing techniques to analyze the EEG and other electrical signals generated by the body. Our product development activities include developing and maintaining the hardware and software, including signal-processing software employed in the BIS systems, and coordinating with external resources, particularly with respect to mechanical engineering and industrial design. Disposable-product research and development combines expertise in materials science, disposable-products design, electrode technology and design for manufacturing to develop our disposable products, including the BIS Sensor products. Pre-production quality-assurance activities include testing our products to ensure that they meet FDA guidelines, other applicable regulatory and international quality standards and internal verification and validation protocols. Our clinical engineering activities include optimizing products for use in the clinical environment.

     We have developed a BIS Sensor with improved signal processing for detection and filtration of electrical interference. We also continue to explore new signal-processing techniques to improve the quality of the BIS index. We developed a new version of the BIS Sensor that will contain an electronic memory device. This memory device will allow information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor when used. In addition, we have developed a smaller BIS Sensor that can be used with children between the ages of two and eight years. We are exploring the development of other BIS Sensors which offer advantages in cases where patients may require extended monitoring with the BIS system, such as in the intensive care unit.

     We are also investigating other product areas that utilize our expertise in anesthesia delivery and monitoring. Specifically, we are exploring the application of the BIS index to provide additional information about other effects of anesthetics on the patient. We are evaluating the application of the BIS index to measure additional states of the brain, including dementia, which may apply to detection of Alzheimer's disease, sleep cycles, seizure detection, and/or other neurological states.

     Additional studies, some of which we sponsored, are being conducted, or have been completed, to assess the performance of the BIS index in the presence of certain anesthetics, such as ketamine, and patient populations such as infants and young children, not included in the clinical development of the BIS algorithms.

MANUFACTURING

     We have a 19,000 square foot manufacturing and warehousing facility located in our Newton, Massachusetts headquarters. In this facility we assemble all of our BIS monitors, and we produce substantially all of our BIS Sensors on a semi-automated production line. Prior to 1998, we outsourced all BIS Sensor manufacturing. We currently outsource to third parties the production of our Zipprep EEG Electrodes.

     Our production process for our BIS monitors consists of final assembly, integration and testing of standard and custom components. Our production process for our BIS Sensor consists of several manufacturing and assembly processes using custom components. Qualified sub-contractors, who have met our supplier certification process and are placed on an approved vendors list, produce certain custom components.

     We maintain a quality-assurance program covering our manufacturing operations. Suppliers of purchased components are required to meet stated specifications. We certify suppliers prior to use by conducting audits and product inspections. We engage in ongoing evaluations of the performance of our suppliers by evaluating the results of inspections and tests as well as the timeliness of product deliveries. We employ numerous quality-assurance procedures during our in-house manufacturing processes to ensure finished products meet specification. Quality assurance procedures include operator training, process validation, equipment calibration, inspection and testing. All manufacturing procedures and processes are formally approved and updated using established revision control procedures. Documentation of in-process and final testing results is maintained in device history records for every unit. We maintain an ongoing post-sale performance-monitoring program.

COMPETITION

     The medical device industry is subject to intense competition. We currently have a single competitor in the US market. This competitive device is based on signal-processing of the EEG and is marketed by a well-established medical products company. We believe that new competition will come from companies, including patient monitoring companies, currently marketing conventional EEG monitors utilizing standard signal-processing techniques such as spectral edge frequency analyses and median frequency analyses. We also believe that new competition will come from companies that market EEG monitors utilizing novel signal-processing technologies. Several potential competitive products are currently being marketed outside the United States although we do not believe that these products provide any significant advantages relative to the BIS technology. We believe that one or more companies will seek to market competitive products based on auditory evoked potentials in the United States. Additionally, a number of academic researchers worldwide are studying the potential use of other techniques to measure the effects of anesthetics. These other products and techniques include the use of auditory evoked potentials, heart rate variability, pupillary reflexes and skin blood flow measurement techniques.

     We believe that the principal competitive factors in the market for anesthesia-monitoring products include:

     -    improved patient outcomes,

     -    cost effectiveness,

     -    acceptance by leading anesthesia providers,

     -    ease of use for anesthesia providers,

     -    the publication of peer reviewed clinical studies,

     -    sales and marketing capability,

     -    timing and acceptance of product innovation,

     -    patent protection, and

     -    product quality.


PATENTS AND PROPRIETARY RIGHTS

     Our policy is to prosecute and enforce our patents and proprietary technology. We intend to continue to file United States and foreign patent applications to protect technology, inventions and improvements that are considered important to the development of our business. We also rely upon trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We have established a substantial proprietary position with respect to our products and our core signal processing technology, bispectral analysis, and its application to biological signals. As of December 31, 2000, we held 12 United States patents and had filed 6 additional United States patent applications. We also have numerous corresponding patents and pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia and Japan. The following chart summarizes our United States patents and patent applications:

-----------------------------------------------------------------------------------------------------------------
  NUMBER         NUMBER                                                                          PATENT
 OF ISSUED     OF PATENT                                                                       EXPIRATION
  PATENTS     APPLICATIONS            TECHNOLOGY COVERED                                          DATE
-----------------------------------------------------------------------------------------------------------------
    --             1          Closed loop delivery of anesthesia
     4            --          Application of Bispectral and higher order analysis and        March 13, 2007
                                various statistical modeling technologies to EEG signals     April 30, 2008
                                                                                             June 14, 2011
                                                                                             October 17, 2012
     2            --          Methods of ensuring the reliability of the computed values     December 24, 2016
                                                                                             January 30, 2018
    --             1          Method of evaluating BIS information to facilitate clinical decision making
     2            --          Application of bispectral and higher order analysis            May 15, 2007
                                to electrocardiogram signals                                 June 4, 2008
     1            --          Zipprep self-prepping disposable electrode technology          April 26, 2011
     1             1          Technology relating to the interface between the BIS           October 20, 2015
                                Sensor and the BIS monitor
     1             3          BIS Sensor technology                                          October 11, 2016
     1            --          Signal acquisition technology for digital signal converter     January 17, 2012
  ----          ----

    12             6
  ====          ====
-----------------------------------------------------------------------------------------------------------------

We have also been granted a perpetual, royalty-free, non-exclusive license by Siemens Medical Systems, Inc. to a United States patent covering signal acquisition technology for digital signal converters.

GOVERNMENT REGULATION

     The manufacture and sale of medical diagnostic devices intended for commercial distribution and use are subject to extensive government regulation in the United States and in other countries. Our existing products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices. Noncompliance with applicable regulations can result in refusal of the government to grant clearance for devices, withdrawal of prior clearances or approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products and criminal prosecution.

     Generally, before we can introduce a new product in the United States, we must obtain FDA clearance of a premarket notification under Section 510(k) of the FDC Act, referred to as a 510(k) notification, or approval of a premarket approval application under Section 515 of the FDC Act. To date, we have received clearance of 510(k) notification from the FDA with respect to the following products:

     -    Zipprep EEG Electrodes (June 1994),

     -    A-1050 EEG Monitor with BIS (January 1996),

     -    BIS Sensor (October 1996),

     -    BIS Clinical Utility Indication (October 1996),

     -    A-2000 BIS Monitor (February 1998),

     -    BIS Sensor Plus (January 2000),

     -    BIS Pediatric Sensor (October 2000),

     -    BIS Sensor XP (October 2000), and

     -    BIS Module Kit (October 2000).

     Once we have received clearance of a 510(k) notification, any products we manufacture or distribute are subject to extensive and continuing regulation by the FDA, including compliance with current Good Manufacturing Practices regulations, record keeping requirements, reporting of adverse experience with the use of the device, post-market surveillance, and other actions deemed necessary by the FDA. A new 510(k) notification is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device. When any change or modification is made to a device or its intended use, the manufacturer must make the initial determination whether the change or modification is of a kind that would necessitate the filing of a new 510(k) notification. The FDA's regulations provide only limited guidance for making this determination.

     The FDC Act regulates our quality control and manufacturing procedures by requiring us to demonstrate and maintain compliance with current Good Manufacturing Practices regulations, including quality systems regulations, as specified by the FDA. This regulation requires, among other things, that:

     - we use written procedures to control our product development and manufacturing process,

     - we validate, by extensive and detailed testing of every aspect of the process, our ability to produce devices which meet our manufacturing specifications,

     - we investigate any deficiencies in the manufacturing process or in the products produced, and

     -    we maintain detailed record keeping.

The current Good Manufacturing Practices regulations are applicable to manufacturers that produce components specifically for use in a medical device, and require design controls and maintenance of service records.

     The FDA monitors compliance with current Good Manufacturing Practices regulations by conducting periodic inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities, the continued marketing of our products may be adversely affected. In August 1996, the FDA conducted a routine inspection of our manufacturing facility to ensure compliance with current Good Manufacturing Practices regulations. The FDA noted no adverse observations during this inspection. We believe that we have continued to maintain manufacturing facilities and procedures that are fully compliant with all applicable government quality systems regulations and guidelines.

     In June 1998, we obtained ISO 9001/EN 46001 international quality systems registration, a certification showing that our procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Our compliance with this registration has been confirmed since June 1998 in semi-annual surveillance audits. The ISO 9001 certification, along with the EN 46001, the European Medical Device Directive certification, signifies compliance with the requirements enabling us to affix the CE Mark to our current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union countries. After June 1998, medical devices may not be sold in European Union countries unless they display the CE Mark.

     We have established a dedicated regulatory and quality assurance group to maintain regulatory compliance and manage all of our quality-assurance activities. This group is responsible for the following activities:

     -    all regulatory submissions and communications,

     -    scheduling and performing company-wide audits,

     -    coordinating product update procedures and corrective actions,

     - maintaining adherence to appropriate procedures and applicable requirements related to the FDA's quality systems regulations, and

     - coordinating appropriate documentation for FDA and ISO 9001/EN 46001 review and audits.

THIRD-PARTY REIMBURSEMENT

     Third-party payors, including Medicare, Medicaid, private health insurance carriers, managed care organizations, health care administration authorities in foreign countries and other organizations, may affect the pricing or demand for our products by regulating the maximum amount of reimbursement provided by these payors to the anesthesia providers, hospitals, outpatient surgical centers or physicians' offices where surgical procedures are performed.

     We expect that anesthesia providers will not be separately reimbursed for patient-monitoring activities utilizing the BIS system. When providers, such as hospitals or outpatient surgical centers, are reimbursed a fixed fee calculated on a per case, per stay, or per capita basis, the cost of monitoring with the BIS system will not be recovered by these providers unless the incremental costs of this monitoring are offset by savings in other costs, such as the costs of anesthetics or costs of the operating room or post-anesthesia care unit. This type of reimbursement policy has been adopted by Medicare, for example, for both inpatient and outpatient surgery. In such cases, patient monitoring with the BIS system may not result in sufficient savings to offset these costs. When reimbursement is based on charges or costs, patient monitoring with the BIS system may have the effect of reducing reimbursement because the charges or costs for surgical procedures, including operating room and post-anesthesia care unit charges and costs, may decline as a result of monitoring with the BIS system.

EMPLOYEES

     As of December 31, 2000, we had 215 full-time employees, of which:

     -    26 persons were engaged in research and development activities,

     -    31 persons were engaged in manufacturing and engineering,

     -    13 persons were engaged in clinical and regulatory affairs,

     - 117 persons were engaged in sales and marketing and clinical support, and

     -    28 persons were engaged in general and administrative functions.

     None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

SCIENTIFIC ADVISORS

     We seek advice from a number of leading scientists and physicians on scientific and medical matters, including experts in EEG monitoring, pharmacology and anesthesia management. These individuals advise us concerning a number of matters, including:

     -    our research and development programs,

     -    the design and implementation of our clinical research program,

     -    our publication strategies,

     - the identification of market opportunities from the clinical perspective, and

     -    specific scientific and technical issues.

ITEM 2    PROPERTIES

     We currently lease approximately 61,000 square feet of development, manufacturing, warehouse, and administrative space in Newton, Massachusetts pursuant to a lease which expires on December 31, 2006. Our international organization is based in approximately 2,800 square feet of office space, which we lease in Leiden, The Netherlands. We believe our current facilities are sufficient to meet our needs through the fiscal year ending December 31, 2001 and that additional space will be available at a reasonable cost to meet our space needs thereafter.

ITEM 3    LEGAL PROCEEDINGS

     We are not a party to any material threatened or pending legal proceedings.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market for Registrant's Common Equity

          Our common stock is traded on the Nasdaq National Market under the symbol "ASPM". The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                                             High              Low
                                                                             ----              ---
               2000:
                 Quarter Ended April 1, 2000                               $66.500           $21.563
                 Quarter Ended July 1, 2000                                $49.109           $21.250
                 Quarter Ended September 30, 2000                          $28.563           $ 9.750
                 Quarter Ended December 31, 2000                           $12.313           $ 7.563

          On March 15, 2001, the last reported sales price of our common stock on the Nasdaq National Market was $10.938 per share. As of March 15, 2001, there were approximately 289 holders of record of our common stock.

     (b)  Initial Public Offering

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

          The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through December 31, 2000, we used approximately $5.1 million of the net proceeds for the acquisition of machinery and equipment and for leasehold improvements to our new facility in Newton, Massachusetts. In addition, from January 27, 2000 through December 31, 2000, we used approximately $7.5 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of December 31, 2000, we had approximately $42.0 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

     (c)  Dividend Policy

          We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. We have a loan agreement with a bank which prohibits the declaration or payment of cash dividends without the consent of the lender.

ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes and other financial information included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements not included in this Form 10-K. The historical results presented here are not necessarily indicative of future results.

                                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                      2000             1999             1998             1997             1996
                                                    --------         --------         --------         --------         --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenue ....................................        $ 36,024         $ 27,187         $ 11,238         $  3,068         $  1,389
Costs and expenses:
  Costs of revenue .........................          11,279            9,324            5,880            3,602            1,096
  Research and development .................           5,713            4,847            4,042            2,603            2,338
  Sales and marketing ......................          21,979           16,543           10,354            4,813            1,561
  General and administrative ...............           6,390            4,829            4,254            2,358            1,871
                                                    --------         --------         --------         --------         --------
     Total costs and expenses ..............          45,361           35,543           24,530           13,376            6,866
                                                    --------         --------         --------         --------         --------
Loss from operations .......................          (9,337)          (8,356)         (13,292)         (10,308)          (5,477)
Interest income, net .......................           3,993            1,317              459              422               81
Other expense ..............................              --               --             (774)              --               --
                                                    --------         --------         --------         --------         --------
Net loss ...................................        $ (5,344)        $ (7,039)        $(13,607)        $ (9,886)        $ (5,396)
                                                    ========         ========         ========         ========         ========
Net loss per share:
  Basic and diluted ........................        $  (0.34)        $  (4.57)        $ (11.70)        $ (15.63)        $ (57.76)
                                                    ========         ========         ========         ========         ========

Shares used in computing net loss per share:
  Basic and diluted ........................          15,755            1,539            1,163              632               93


                                                                                     DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                      2000             1999             1998             1997             1996
                                                    --------         --------         --------         --------         --------
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ...............................        $ 58,489         $ 14,535         $ 21,273         $  4,981         $  2,231
Working capital ............................          58,455           12,279           19,104            3,572            1,334
Total assets ...............................          79,411           29,402           28,589            7,603            3,973
Long-term debt .............................           2,617            3,872            1,441              118              270
Total stockholders' equity .................          63,974           13,079           19,688            4,067            1,066

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ significantly from the results discussed in such forward-looking statements. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change. See "Factors Affecting Future Operating Results" below.

OVERVIEW

     We develop, manufacture and market an anesthesia monitoring system that we call the BIS system. The BIS system enables anesthesia providers to assess and manage a patient's level of consciousness during surgery. Our proprietary BIS system includes our BIS monitor or BIS Module Kit and our disposable BIS Sensors. The BIS system is based on our patented core technology, the BIS index. Our latest generation monitor, the A-2000 BIS Monitor, was cleared for marketing by the FDA in February 1998. Our other monitor products are the A-1000 Monitor, the A-1050 EEG Monitor with BIS and the BIS Module Kit. After the introduction of the A-2000 BIS Monitor, we ceased active marketing of the A-1050 EEG Monitor domestically. In addition to the disposable BIS Sensor, we offer the Zipprep EEG Electrode.

     We follow a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on the Saturday closest to the end of the calendar month and the last month of the fiscal year always ends on December 31.

     We offer customers the option either to purchase the BIS monitors outright or to acquire the BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The customer is granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 6%, 15% and 27% of revenue in 2000, 1999 and 1998, respectively.

     Under certain circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, the customer receives the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the evaluation period, the customer has the option of purchasing the BIS monitors or returning them to us.

     In the three months ended December 31, 2000, revenue from the sale of monitors increased by 22% and revenue from the sale of disposable sensors increased by 7% as compared to the three months ended September 30, 2000. In comparison, revenue from the sale of monitors decreased by 58% and revenue from the sale of disposable sensors decreased by 14% in the three months ended September 30, 2000 as compared to the three months ended July 1, 2000. In the fourth quarter, we introduced a variety of sales and marketing programs to increase sales of our products. Factors that we believe contributed to the increasingly competitive environment include increased competition in the domestic level of consciousness monitoring market as a result of recent FDA approval of a new monitoring system, turnover in our direct sales force and our underestimating the amount of clinical education necessary to bring our installed base up to expected sensor utilization levels. The sales and marketing programs we introduced in the fourth quarter of 2000 include new sales programs to facilitate monitor placements, such as the EP program. We also increased investments in clinical education in an effort to return to higher and more consistent sensor utilization rates. Even with the introduction of new sales and marketing programs and continued increased investment in clinical education, we believe that the factors that adversely affected our revenue for the third and fourth quarters of 2000 will continue to influence our revenue in 2001.

     We derive our revenue primarily from sales of monitors, including related accessories and BIS Module Kits, and sales of disposable sensors. In 2000, 1999 and 1998, revenue from the sale of monitors represented approximately 40%, 53% and 67%, respectively, of our revenue, and revenue from the sale of disposable sensors represented approximately 60%, 47% and 33%, respectively, of our revenue. We expect that revenue from the sale of disposable sensors will continue to increase as a percentage of revenue as the installed base of monitors continues to grow.

     Revenue from domestic sales in 2000, 1999 and 1998 was approximately $30.1 million, $24.6 million and $10.3 million, respectively, which represented approximately 84%, 91% and 92%, respectively, of our revenue. Revenue from international sales in 2000, 1999 and 1998 was approximately $5.9 million, $2.6 million and $942,000, respectively, which represented approximately 16%, 9% and 8%, respectively, of our revenue.

     Effective July 1, 1998, our agreement with Spacelabs Medical, Inc. to distribute our monitors internationally, except in Japan, was terminated pursuant to the terms of the agreement. Sales to Spacelabs represented approximately 1% and 3% of our international revenue in 2000 and 1999, respectively, and substantially all of our revenue from international sales in 1998. In December 1998 and March 1999, we established subsidiaries in The Netherlands and the United Kingdom, respectively, to facilitate our entry into the international market. We are developing our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. We expect to enhance our international third-party distribution program through direct sales efforts and to support our customers with clinical specialists. In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, the Japanese Ministry of Health and Welfare approved our A-1050 EEG Monitor with BIS for marketing in Japan. Sales to Nihon Kohden represented approximately 39% of international revenue in 2000 and 3% of international revenue in each of 1999 and 1998. We believe that Japan's Ministry of Health and Welfare approval for the A-2000 BIS Monitor will occur no earlier than the first quarter of 2001. As a result, we believe that monitor shipments to Nihon Kohden will be delayed until Japan's Ministry of Health and Welfare's approval is received as Japanese customers will postpone new purchases until the A-2000 BIS Monitor is approved. As a result, revenue from Japan may decrease in 2001 until approval is received. Effective September 1, 2000, we entered into an agreement with Datex-Ohmeda Division of Instrumentarium Corporation, under which Datex-Ohmeda has agreed to act as a nonexclusive distributor of our A-2000 BIS Monitor and related products in some territories.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, information expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Form 10-K. You should not draw any conclusions about our future results from the results of operations for any period.

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                            2000            1999            1998
                                            ----            ----            ----
Revenue ..........................           100%            100%            100%
Costs and expenses:
  Costs of revenue ...............            31              34              52
  Research and development .......            16              18              36
  Sales and marketing ............            61              61              92
  General and administrative .....            18              18              38
                                            ----            ----            ----
     Total costs and expenses.....           126             131             218
                                            ----            ----            ----
Loss from operations .............           (26)            (31)           (118)
Interest income, net .............            11               5               4
Other expense ....................            --              --              (7)
                                            ----            ----            ----
Net loss .........................           (15)%           (26)%          (121)%
                                            ====            ====            ====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenue. Our revenue increased to approximately $36.0 million in 2000 from approximately $27.2 million in 1999, an increase of approximately 32%. Revenue from the sale of monitors increased to approximately $14.6 million in 2000 from approximately $14.3 million in 1999, an increase of approximately 2%. The growth in revenue from the sale of monitors in 2000 as compared to 1999 was primarily attributable to an increase of approximately 10% in the number of monitors sold, partially offset by a decrease in the average selling price of the monitors. There were two primary factors that contributed to the minimal increase in revenue from monitor sales in 2000 as compared to 1999. First, as a result of the recent FDA approval of a competitive monitoring product, in the second-half of 2000 more customers than we expected have elected to delay purchase decisions until they have had an opportunity to evaluate the competitive product. Second, during the second and third quarters of 2000 we experienced higher than anticipated turnover in our direct sales force. We underestimated the impact that this turnover in our direct sales force would have on our sales effort. The development of our domestic distributor channel and the contribution of our international organization offset these factors that negatively affected our monitor revenue.

     Revenue from the sale of disposable sensors increased to approximately $21.4 million in 2000 from approximately $12.9 million in 1999, an increase of approximately 67%. The increase in revenue from the sale of disposable sensors was primarily attributable to an increase in the number of disposable sensors sold as a result of growth in the installed base of monitors. The number of disposable sensors sold increased approximately 67% in 2000 as compared to 1999.

     Our gross profit was approximately 69% of revenue in 2000 as compared to a gross profit of approximately 66% of revenue in 1999. The increase in the gross profit percentage in 2000 as compared to 1999 was primarily attributable to an increase in sales of disposable sensors as a percentage of revenue. Disposable sensors have a higher profit margin than monitors and contributed almost all of the increase in gross profit in 2000 as compared to 1999. We expect that sales of higher-margin disposable sensors, as a percentage of revenue, will continue to represent the majority of our sales as the installed base of monitors continues to grow and we continue to increase our investments in clinical education in an effort to enhance use of the monitors, and accordingly, to grow sensor volume and revenue.

     Research and Development. Research and development expenses increased to approximately $5.7 million in 2000 from approximately $4.8 million in 1999, an increase of approximately 18%. Research and development expenses decreased as a percentage of revenue in 2000 as compared to 1999. The increase in research and development expenses for 2000 as compared to 1999, was primarily attributable to an increase in research and development personnel and related payroll and other expenses. These expenses were incurred in connection with the continued product development efforts related to the A-2000 BIS Monitor, BIS Sensor Plus, BIS Sensor XP, BIS Pediatric Sensor and BIS Module Kit and the development of products for use outside the operating room in the intensive care unit and for procedural sedation. We expect research and development expenses to increase as we continue to invest in the development of product improvements, product extensions and new applications for our technology.

     Sales and Marketing. Sales and marketing expenses increased to approximately $22.0 million in 2000 from approximately $16.5 million in 1999, an increase of approximately 33%. Sales and marketing expenses remained the same as a percentage of revenue for 2000 as compared to 1999. The increase in sales and marketing expenses in 2000 as compared to 1999 was primarily attributable to an increase in sales and marketing personnel and related payroll and other expenses, which represented approximately 59% of the increase, increased operating expenses associated with our international subsidiaries, which represented approximately 16% of the increase, and fees and commissions related to the agreements with group purchasing organizations, OEMs and distributors, which represented approximately 5% of the increase. We expect sales and marketing expenses to increase as we continue to expand our international operations, leverage the relationships with group purchasing organizations we entered into in the second-half of 2000 and enter into additional relationships with group purchasing organizations and, increase our sales and marketing programs and engage in activities to further educate and promote the use of the BIS system by our customers.

     General and Administrative. General and administrative expenses increased to approximately $6.4 million in 2000 from approximately $4.8 million in 1999, an increase of approximately 32%. General and administrative expenses remained the same as a percentage of revenue for 2000 as compared to 1999. The increase in general and administrative expenses in 2000 as compared to 1999 was primarily attributable to an increase in general and administrative personnel to support our growth and related payroll and other expenses, which represented approximately 58% of the increase. The increase in payroll and other expenses included compensation expense related to stock option grants, which increased approximately 15% in 2000 as compared to 1999. The increase also included incremental expenses related to being a public company, such as expenses related to enhancements of our investor relations capabilities and insurance expenses, which represented approximately 31% of the increase. We expect general and administrative expenses to increase as we increase the number of personnel and related resources required to support our growth.

     Interest Income, Net. Interest income, net, increased to approximately $4.0 million in 2000 from approximately $1.3 million in 1999, an increase of approximately 203%. Interest income increased to approximately $4.7 million in 2000 from approximately $1.5 million in 1999, an increase of approximately 209%. The increase in interest income was primarily attributable to a higher average balance of cash and investments resulting from our initial public offering of common stock and the proceeds from the sale of a portion of our investment in sales-type leases. Interest expense increased to approximately $713,000 in 2000 from approximately $204,000 in 1999, an increase of approximately 250%. The increase in interest expense in 2000 was a result of higher average outstanding debt obligations resulting from borrowings under a term loan we entered into in December 1999 and debt obligations related to the sale of a portion of our investments in sales-type leases in the second half of 1999 and throughout 2000. We expect interest income to decrease in 2001 as compared to the interest income in 2000 as a result of lower cash and investments balances resulting from continued operating losses and other uses of cash.

     Net Loss. As a result of the factors discussed above, in 2000 we had a net loss of approximately $5.3 million as compared to a net loss of approximately $7.0 million in 1999, a decrease of approximately 24%.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenue. Our revenue increased to approximately $27.2 million in 1999 from approximately $11.2 million in 1998, an increase of approximately 143%. Revenue from the sale of monitors increased to approximately $14.3 million in 1999 from approximately $7.5 million in 1998, an increase of approximately 91%. The growth in revenue from the sale of monitors was primarily attributable to an increase of approximately 108% in the number of monitors sold, which resulted from the growth of our direct sales force and the contribution of our international organization. In addition, sales of the BIS Module Kit, which was introduced in the second half of 1998, contributed to the increase in monitor revenue. Revenue from the sale of disposable sensors increased to approximately $12.9 million in 1999 from approximately $3.7 million in 1998, an increase of approximately 249%. The increase in revenue from the sale of disposable sensors was primarily attributable to growth in the installed base of monitors, which resulted in an increase of approximately 223% in the number of disposable sensors sold. An increase of approximately 8% in the average selling price of the disposable sensors also contributed to the increase in revenue.

     Our gross profit was approximately 66% of revenue in 1999 as compared to a gross profit of approximately 48% of revenue in 1998. The increase in the gross profit percentage in 1999 as compared to 1998 was primarily attributable to an increase in sales of disposable sensors as a percentage of revenue. Disposable sensors have a higher profit margin than monitors and contributed approximately 62% of the increase in gross profit. The increase in the gross profit percentage in 1999 also resulted from improved manufacturing efficiencies.

     Research and Development. Research and development expenses increased to approximately $4.8 million in 1999 from approximately $4.0 million in 1998, an increase of approximately 20%. Research and development expenses decreased as a percentage of revenue. The increase in absolute dollars was primarily attributable to an increase in research and development personnel and related payroll and other expenses, which represented approximately 65% of the increase. These expenses were incurred in connection with the continued product development efforts related to the A-2000 BIS Monitor, BIS Sensor and BIS Module Kit and the development of products for use outside the operating room in the intensive care unit and for procedural sedation.

     Sales and Marketing. Sales and marketing expenses increased to approximately $16.5 million in 1999 from approximately $10.4 million in 1998, an increase of approximately 59%. Sales and marketing expenses decreased as a percentage of revenue. The increase in absolute dollars in 1999 was primarily attributable to an increase in sales and marketing personnel and related payroll and other expenses, which represented approximately 84% of the increase, the establishment of our international subsidiaries, and an increase in professional education programs, customer support and clinical education initiatives, development of sales materials and participation at trade shows.

     General and Administrative. General and administrative expenses increased to approximately $4.8 million in 1999 from approximately $4.3 million in 1998, an increase of approximately 12%. General and administrative expenses decreased as a percentage of revenue. The increase in absolute dollars was primarily attributable to an increase in general and administrative personnel to support our growth and related payroll and other expenses.

     Interest Income, Net. Interest income, net, increased to approximately $1.3 million in 1999 from approximately $459,000 in 1998, an increase of approximately 183%. Interest income increased to approximately $1.5 million in 1999 from approximately $553,000 in 1998, an increase of approximately 171%. The increase in interest income was primarily attributable to a higher average outstanding balance of cash and investments resulting from the sale of our convertible preferred stock in February 1998 and December 1998, which resulted in approximately 31% of the increase, and an increase in our investment in sales-type leases, which resulted in approximately 69% of the increase. Interest expense increased to approximately $204,000 in 1999 from approximately $94,000 in 1998, an increase of approximately 117%, as a result of higher average outstanding debt obligations under an equipment loan in the second half of 1998 and debt obligations related to the sale of a portion of our investments in sales-type leases in the second half of 1999.

     Other Expense. Other expense in 1998 primarily related to the costs incurred in a proposed initial public offering, which was terminated in August 1998.

     Net Loss. Our net loss decreased to approximately $7.0 million in 1999 from approximately $13.6 million in 1998, a decrease of approximately 49%, as a result of the factors discussed above.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited selected operating results for each of the eight fiscal quarters in the two fiscal years ended December 31, 2000. We believe that the following selected quarterly information includes all adjustments (consisting only of normal, recurring adjustments) that we consider necessary to present this information fairly. This financial information should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K. Our results of operations have fluctuated in the past and are likely to continue to fluctuate significantly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations to be recorded in the future.

                                                                          QUARTER ENDED
                            -------------------------------------------------------------------------------------------------------
                            APRIL 3,    JULY 3,      OCTOBER 2,  DECEMBER 31,     APRIL 1,     JULY 1,  SEPTEMBER 30,  DECEMBER 31,
                              1999       1999           1999         1999           2000        2000        2000           2000
                            --------    -------      ----------  ------------     --------     -------  -------------  ------------
Revenue ..............      $ 5,327     $ 6,385       $ 7,126       $ 8,349       $ 9,660      $11,066    $ 7,231        $ 8,067

Gross margin .........        3,274       4,202         4,800         5,587         6,576        7,684      5,134          5,351

Operating expenses ...        5,674       6,531         6,773         7,241         7,336        8,387      8,527          9,831

Net income (loss) ....       (2,120)     (1,964)       (1,630)       (1,325)           26          393     (2,419)        (3,344)

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through January 2000, we financed our operations primarily from the sale of our convertible preferred stock. Through December 31, 2000, we raised approximately $67.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $3.5 million of financing related to our investments in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. At December 31, 2000, we had approximately $85,000 primarily committed to the purchase of equipment related to improvements in our monitor and disposable sensor production lines.

     Working capital at December 31, 2000 was approximately $58.5 million compared to approximately $12.3 million at December 31, 1999. The increase in working capital from December 31, 1999 to December 31, 2000 was primarily attributable to the net proceeds from our initial public offering of $54.6 million and increases in inventory of approximately $3.2 million and other current assets of approximately $537,000, offset by continued net operating losses of approximately $5.3 million, a decrease in net accounts receivable of approximately $620,000, and an increase in accounts payable and accrued liabilities of approximately $845,000.

     We used approximately $5.8 million of cash for operations in 2000. Cash used for operations during this period was primarily driven by operating losses, increases in inventory and other current assets and a decrease in deferred revenue, offset by decreases in net accounts receivable, investment in sales-type leases and increases in accounts payable and accrued liabilities. We used approximately $26.7 million for operations during the three years ended December 31, 2000. Cash used for operations during this period was also primarily driven by operating losses, increases in net accounts receivable, inventory, investment in sales-type leases and other current assets, offset by increases in accounts payable, accrued liabilities and deferred revenue.

     We used approximately $38.8 million of cash for investing activities in 2000. The cash used for investing activities in 2000 was primarily the result of the investment of the proceeds we received from our initial public offering of common stock. We invested approximately $33.6 million, net, in marketable securities and invested approximately $5.1 million primarily in manufacturing equipment and leasehold improvements for our new facility. We used approximately $39.6 million for investing activities during the three years ended December 31, 2000. We invested approximately $30.0 million, net, in marketable securities and approximately $9.6 million in manufacturing equipment, leasehold improvements and new information systems during the three years ended December 31, 2000.

     We received approximately $54.8 million of cash from financing activities in 2000 primarily as a result of the closing of our initial public offering of common stock and the sale of approximately $1.6 million of our investments in sales-type leases offset by approximately $2.5 million of debt repayments. We received approximately $89.7 million of cash from financing activities during the three years ended December 31, 2000. Cash provided by financing activities during this period was primarily the result of the closing of our initial public offering, the sale of our convertible preferred stock, proceeds from our equipment loan and term loan and the sale of a portion of our investments in sales-type leases in the three year period ended December 31, 2000.

     In December 1999, we renegotiated our loan agreement with Imperial Bank. Borrowings outstanding at December 31, 2000 of approximately $721,000 under the equipment portion of the new loan agreement are payable in monthly installments of approximately $60,000 plus interest through December 31, 2001. The working capital portion of the original June 1998 loan agreement was replaced with a term loan portion. Borrowings under the term loan portion outstanding at December 31, 2000 of approximately $1.9 million are payable in 36 monthly installments of approximately $79,000 plus interest which commenced in January 2000. Interest on both the equipment portion and the term loan portion of the loan agreement accrued at the prime rate plus 1.0% through the closing date of our initial public offering of common stock. Since the closing of our initial public offering, the interest rate has been the prime rate plus 0.5%. The loan agreement contains restrictive covenants that require us to maintain liquidity and borrowing base ratios. The loan agreement also restricts us from declaring and paying cash dividends. The loan agreement is secured by substantially all of our assets. No additional amounts may be borrowed under the equipment portion or term loan portion of the loan agreement. Approximately $1.5 million is available under the standby letter of credit portion of the loan agreement.

     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investments in sales-type leases to Americorp Financial, Inc. Through December 31, 2000, we sold approximately $3.5 million of our investments in sales-type leases. In accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases.

     We anticipate that the level of capital expenditures will decrease in 2001 as a result of the completion of the leasehold improvements to our Newton, Massachusetts facility in 2000.

     We believe that the financial resources available to us, including our current working capital, together with the proceeds from selling our investments in sales-type leases, will be sufficient to finance our planned operations and capital expenditures at least through 2001. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to expand manufacturing capacity, to finance our sales-type lease program and EP program and to meet market demand for our products.

INCOME TAXES

     We have net operating loss and research and development tax credit carryforwards for federal income tax purposes of approximately $53,000,000 and $1,500,000, respectively, at December 31, 2000 that will expire commencing in the year 2002 through the year 2019 if not utilized.

     The net operating loss and research and development tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under section 382 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

EFFECTS OF INFLATION

     We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

CONVERSION TO EURO

     Eleven of the 15 members of the European Union have agreed to adopt the Euro as their legal currency. Our current information systems allow us to currently process Euro-denominated transactions. We are also assessing the business implications of the conversion to the Euro, including long-term competitive implications and the effect of market risk with respect to financial instruments. Substantially all of our international sales are denominated in United States dollars. We do not believe the Euro will have a significant effect on our business, financial condition or results of operations. We will continue to assess the impact of Euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Most of our revenue, expenses and capital spending are transacted in U.S. dollars. However, the expenses and capital spending of our international subsidiaries are transacted in local currency. As a result, changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. We do not use derivative instruments to hedge our foreign exchange risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances, marketable securities, investment in sales-type leases and loan agreement. The majority of our investments are in short-term instruments and subject to fluctuations in U.S. interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivatives and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 will be effective concurrently with SFAS No. 133. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on our financial condition and results of operations as we do not currently hold any derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition in financial statements filed with the SEC. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Effective January 1, 2000, we adopted SAB No. 101. The adoption of SAB No. 101 did not have a material impact on our results of operations, cash flows or financial position.

     In October 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS No. 140 reviews criteria for accounting securitizations, other financial asset transfers and collateral, and introduces new disclosures. The new disclosure requirements must be implemented for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to the transfer of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 carries forward most of the provisions of SFAS No. 125 without amendment. We do not believe that this pronouncement will have a material impact on our results of operations, cash flows or financial position as we have not currently transferred any financial assets.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Annual Report on Form 10-K includes forward looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the year ended December 31, 2001. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

WE WILL NOT BE PROFITABLE IF HOSPITALS AND ANESTHESIA PROVIDERS DO NOT BUY AND USE OUR BIS SYSTEM IN SUFFICIENT QUANTITIES.

     Customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient's level of consciousness during surgery. If extensive or frequent malfunctions occur, these providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate or reliable, they will not buy and use the BIS system in sufficient quantities to enable us to be profitable.

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

     Clinicians have reported to us a total of 63 cases of possible surgical awareness during surgical procedures monitored with the BIS system as of December 31, 2000. In most of the 63 cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness in these patients. However, in a small number of these reported cases, surgical awareness may not have been detected by monitoring with the BIS system. Not all cases of surgical awareness during surgical procedures monitored with the BIS system may be reported to us, and we have not systematically solicited reports of surgical awareness. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of surgical awareness that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although we do not claim that patient monitoring with the BIS system will reduce the incidence of surgical awareness, we may be subject to product liability claims for cases of surgical awareness during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages.

WE MAY NOT BE ABLE TO COMPETE WITH NEW PRODUCTS OR ALTERNATIVE TECHNIQUES DEVELOPED BY OTHERS, WHICH COULD IMPAIR OUR ABILITY TO REMAIN COMPETITIVE AND ACHIEVE FUTURE GROWTH.

     The medical industry in which we market our products is characterized by rapid product development and technological advances. Our revenue in the second half of 2000 was adversely affected by commercial introduction of a recently FDA-approved competitive anesthesia monitoring product. If we do not compete effectively with this new monitoring product, our revenue will be adversely affected. Our current or planned products are at risk of obsolescence from:

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE ENHANCED OR NEW PRODUCTS WE COULD LOSE REVENUE OPPORTUNITIES AND CUSTOMERS.

     As the market for our BIS system matures, we need to develop and introduce new products for anesthesia monitoring or other applications. We face at least the following risks:

     - we may not successfully adapt the BIS system to function properly in the intensive care unit, for procedural sedation, when used with anesthetics we have not tested or with patient populations we have not studied, such as infants, and
     - our technology is complex, and we may not be able to develop it further for applications outside anesthesia monitoring.

     If we do not successfully adapt the BIS system for new products and applications both within and outside the field of anesthesia monitoring, then we could lose revenue opportunities and customers.

IF WE DO NOT DEVELOP AND IMPLEMENT A SUCCESSFUL SALES AND MARKETING STRATEGY, WE WILL NOT EXPAND OUR BUSINESS.

     We recently experienced higher than anticipated turnover in our direct sales force and we underestimated the impact that this turnover in our direct sales force would have on our sales efforts. Until the newly hired sales representatives become knowledgeable about our products, customer base and sales programs, our sales efforts will be adversely affected. In addition, our current sales and marketing operation is not sufficient to achieve the level of market awareness and sales we need to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

     - provide or assure that distributors and original equipment manufacturers provide the technical and educational support customers need to use the BIS system successfully,
     - promote frequent use of the BIS system so that sales of our disposable BIS sensors increase,
     - encourage our customers to purchase our products or the products that are made by original equipment manufacturers incorporating our technology,
     -    manage geographically dispersed operations, and
     -    modify our products for foreign markets.

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

     Sales through distributors could be less profitable than direct sales. Sales of our products through multiple channels could also confuse customers and cause the sale of our products to decline. We do not control our original equipment manufacturers and distribution partners. Our partners could sell competing products, may not incorporate our technology into their products in a timely manner and may devote insufficient sales efforts to our products. Our partners are generally not required to purchase minimum quantities. As a result, even if we are dissatisfied with the performance of our partners, we may be unable to terminate our agreements with these partners or enter into alternative arrangements.

WE MAY NOT BE ABLE TO GENERATE ENOUGH ADDITIONAL REVENUE FROM OUR INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECREASE.

     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including the timing and volume of customer orders for our BIS system, use of and demand for our BIS Sensors, customer cancellations, introduction of competitive products, changes in management, reductions in orders by our distribution partners and the timing and amount of our expenses. Because of these fluctuations, our operating results for the year ended December 31, 2000 fell below the original expectations of securities analysts or investors, and it is likely that in some future quarter or quarters our operating results could again fall below the expectations of securities analysts or investors. If our quarterly operating results are below expectations in the future the market price of our stock would also be likely to decrease. In addition, because we do not have a significant backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals are increasingly experiencing financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debts in any quarter.

VARIOUS MARKET FACTORS MAY ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS DURING THE FIRST QUARTER OF 2001 AND FOR THE YEAR ENDING DECEMBER 31, 2001.

     Various factors may adversely affect our quarterly operating results during the first fiscal quarter of 2001 and the year ending December 31, 2001. We are facing increased competition in the domestic level of consciousness monitoring market as a result of recent FDA approval of a new monitoring system. Second, we experienced higher than anticipated turnover in our direct sales force. This may adversely impact our revenue for the first fiscal quarter of 2001, depending in part on the timing of when the newly hired sales representatives become knowledgeable about our products, customer base and sales programs. Third, we underestimated the amount of clinical education necessary to bring our installed base up to expected sensor utilization levels.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS.

     We are facing increased competition in the domestic level of consciousness monitoring market as a result of recent FDA approval of a new monitoring product. This recently approved product is marketed by a well-established medical products company with significant resources. We may not be able to compete effectively with this and other potential competitors. We may also face substantial competition from companies developing sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item may be found on pages F-1 through F-20 of this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to directors required under this item is incorporated by reference to the information set forth under the section entitled "Election of Directors" in our proxy statement for our 2001 Annual Meeting of Stockholders to be held on May 22, 2001. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2001 proxy statement under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11   EXECUTIVE COMPENSATION

     The information required under this item is incorporated by reference to the section entitled "Compensation of Executive Officers" in our 2001 proxy statement.

     The sections entitled "Report of the Compensation Committee" and "Comparative Stock Performance Graph" in our 2001 proxy statement are not incorporated herein by reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated by reference to the section entitled "Stock Ownership Information" in our 2001 proxy statement.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in our 2001 proxy statement.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1) Consolidated Financial Statements.

                 For a list of the consolidated financial information included herein, see Index on page F-1.

          (a)(2) Financial Statement Schedules.

                 Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

          (a)(3) List of Exhibits.

                 The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
   3.1         Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant's Registration Statement
               on Form S-1 (File No. 333-86295).
   3.2         Amended and Restated By-Laws are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form
               S-1 (File No. 333-86295).
   4.1         Specimen common stock certificate is incorporated herein by reference to Exhibits to the Registrant's Registration Statement
               on Form S-1 (File No. 333-86295).
   4.2         See Exhibits 3.1 and 3.2 for provisions of the Registrant's certificate of incorporation and by-laws defining the rights of holders of common stock.
  10.1         1998 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.2+        International Distribution Agreement, dated as of January 21,
               1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibits to the
               Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.3+        International License Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibits to the Registrant's
               Registration Statement on Form S-1 (File No. 333-86295).
  10.4         License Agreement, dated as of October 31, 1995, by and between the Registrant and Siemens Medical Systems, Inc. is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.5+        Product Agreement, dated May 5, 1999, by and between the
               Registrant and Drager Medizintechnik GmbH is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.6+        OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Agilent Technologies, Inc.
               (formerly part of Hewlett-Packard Company) is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.7+        Letter Agreement, dated August 27, 1999, by and between the
               Registrant and Agilent Technologies, Inc. (formerly part of
               Hewlett-Packard Company) is incorporated herein by reference to
               Exhibits to the Registrant's Registration Statement on Form S-1
               (File No. 333-86295).
  10.8+        Distribution and License Agreement, dated as of April 1, 1996, between SpaceLabs Medical, Inc. and the Registrant is
               incorporated herein by reference to Exhibits to the Registrant's
               Registration Statement on Form S-1 (File No. 333-86295).
  10.9         Loan and Security Agreement, dated as of December 10, 1999, by and between the Registrant and Imperial Bank; together with
               Intellectual Property Security Agreement, dated as of December
               10, 1999, by and between the Registrant and Imperial Bank and
               Securities Account Control Agreement, dated as of December 10,
               1999, by and between the Registrant and Imperial Bank are
               incorporated herein by reference to Exhibits to the Registrant's
               Registration Statement on Form S-1 (File No. 333-86295).
  10.10        Promissory Note, dated February 18, 1997, as amended on April 14,
               1997, made in favor of the Registrant by Nassib G. Chamoun, together with Pledge Agreement, dated as of February 18, 1997, as amended on April 14, 1997, by and between the Registrant and
               Nassib G. Chamoun are incorporated herein by reference to
               Exhibits to the Registrant's Registration Statement on Form S-1
               (File No. 333-86295).

  10.11 Promissory Note, dated May 1, 1997, made in favor of the Registrant by Nassib G. Chamoun, together with Pledge Agreement, dated as of May 1, 1997, by and between the Registrant and Nassib
               G. Chamoun are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.12 Promissory Note, dated May 1, 1997, made in favor of the Registrant by Nassib G. Chamoun, together with Pledge Agreement, dated as of May 1, 1997, by and between the Registrant and Nassib
               G. Chamoun are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.13 Form of Promissory Note made in favor of the Registrant by certain directors and executive officers, together with Form of Pledge Agreement, by and between the Registrant and certain directors and executive officers, together with a schedule of material terms are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.14 Promissory Note, dated September 24, 1997, made in favor of the Registrant by Jeffrey Barrett is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form
               S-1 (File No. 333-86295).
  10.15 Promissory Note, dated April 10, 1998, made in favor of the Registrant by Jeffrey Barrett, together with Pledge Agreement, dated as of April 10, 1998, by and between the Registrant and Jeffrey Barrett are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.16        Fourth Amended and Restated Registration Rights Agreement, dated
               December 17, 1998, by and among the Registrant and the several purchasers named on the signature pages thereto is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.17 Form of Warrant to purchase the Registrant's common stock, together with schedule of warrantholders are incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.18+ Supplier Agreement, dated August 13, 1999, between Novation, LLC and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1
               (File No. 333-86295).
  10.19+ Medical Products Distribution Agreement, dated October 1, 1999, between Hewlett-Packard Company and the Registrant is incorporated herein by reference to Exhibits to the Registrant's
               Registration Statement on Form S-1 (File No. 333-86295).
  10.20+ OEM Development and Purchase Agreement, dated December 22, 1999, by and between the Registrant and GE Marquette Medical Systems, Inc. is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.21+ Master Distribution Agreement, dated September 1, 2000, by and between the Registrant and Datex-Ohmeda Division of Instrumentarium Corporation.
  10.22 Promissory Note, dated July 13, 2000, made in favor of the Registrant by Nassib Chamoun, together with Pledge Agreement, dated as of July 13, 2000, by and between the Registrant and Nassib Chamoun is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
  10.23 Promissory Note, dated December 7, 2000, made in favor of the Registrant by Helgert van Raamt.
  10.24 Sublease Agreement, dated as of October 15, 1999, by and between Newton Technology Park LLC and the Registrant.
  21.1         Subsidiaries of the Registrant.
  23.1         Consent of Arthur Andersen LLP.

----------
+ Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 2000.

     (c)  Exhibits.

          The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549, and at the SEC's regional offices located at Seven World Trade Center, Suite 1300, New York, New York 10048, and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address "HTTP://WWW.SEC.GOV".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASPECT MEDICAL SYSTEMS, INC.

          Date: March 28, 2001
                --------------

                                        By: /s/ J. NEAL ARMSTRONG
                                            ------------------------------------
                                            J. Neal Armstrong
                                            Vice President and Chief Financial
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                 TITLE                                  DATE
            ---------                                 -----                                  ----
       /s/ NASSIB G. CHAMOUN                 President, Chief Executive                 March 28, 2001
------------------------------------         Officer and Director
         Nassib G. Chamoun                   (Principal Executive Officer)

     /s/ J. BRECKENRIDGE EAGLE               Chairman of the Board of                   March 28, 2001
------------------------------------         Directors
       J. Breckenridge Eagle

       /s/ J. NEAL ARMSTRONG                 Vice President and Chief                   March 28, 2001
------------------------------------         Financial Officer (Principal
         J. Neal Armstrong                   Financial and Accounting
                                             Officer)

    /s/ BOUDEWIJN L.P.M. BOLLEN              Director                                   March 28, 2001
------------------------------------
      Boudewijn L.P.M. Bollen

        /s/ STEPHEN E. COIT                  Director                                   March 28, 2001
------------------------------------
          Stephen E. Coit

        /s/ EDWIN M. KANIA                   Director                                   March 28, 2001
------------------------------------
          Edwin M. Kania

        /s/ LESTER J. LLOYD                  Director                                   March 28, 2001
------------------------------------
          Lester J. Lloyd

        /s/ DONALD STANSKI                   Director                                   March 28, 2001
------------------------------------
          Donald Stanski

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Public Accountants..........................................................      F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999......................................      F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998................................................................      F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998....................................................      F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998................................................................      F-7
Notes to Consolidated Financial Statements........................................................      F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aspect Medical Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Aspect Medical Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspect Medical Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                             /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 29, 2001

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31, 2000       DECEMBER 31, 1999
                                                                             -----------------       -----------------

ASSETS
Current assets:
  Cash and cash equivalents .........................................          $  23,776,617           $  13,535,364
  Marketable securities .............................................             34,712,325               1,000,000
  Accounts receivable, net of allowance of $422,000
    and $407,000 at December 31, 2000 and 1999,
    respectively ....................................................              3,665,572               4,300,235
  Current portion of investment in sales-type leases ................              1,677,312               1,689,585
  Inventory .........................................................              4,764,479               1,514,702
  Other current assets ..............................................              1,542,597               1,006,023
                                                                               -------------           -------------
      Total current assets ..........................................             70,138,902              23,045,909
Property and equipment, net .........................................              6,807,192               3,449,252
Long-term investment in sales-type leases ...........................              2,465,139               2,906,447
                                                                               -------------           -------------
      Total assets ..................................................          $  79,411,233           $  29,401,608
                                                                               -------------           -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .................................          $   2,530,707           $   2,125,526
  Accounts payable ..................................................              1,877,295               1,569,093
  Accrued liabilities ...............................................              6,473,887               5,937,554
  Deferred revenue ..................................................                802,489               1,135,225
                                                                               -------------           -------------
      Total current liabilities .....................................             11,684,378              10,767,398
                                                                               -------------           -------------
Deferred revenue ....................................................              1,136,676               1,682,509
Long-term debt ......................................................              2,616,657               3,872,484
                                                                               -------------           -------------
Commitments and contingencies (Note 13)
Stockholders' equity:
  Preferred Stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued or outstanding at
    December 31, 2000 ...............................................                     --                      --
  Convertible Preferred Stock, $.01 par value;
    22,363,224 shares authorized, 11,067,238 shares issued and outstanding at December 31, 1999; no shares authorized, issued or
    outstanding at December 31, 2000 ................................                     --              67,560,365
    Common Stock, $.01 par value; 60,000,000 and
    17,030,000 shares authorized, 17,377,257 and
    1,815,840 shares issued and outstanding at
    December 31, 2000 and 1999, respectively ........................                173,773                  18,158
  Additional paid-in capital ........................................            124,934,402               1,273,725
  Warrants ..........................................................                121,684                 146,606
  Notes receivable from employees and directors .....................               (510,787)               (305,324)
  Deferred compensation .............................................                (75,043)               (225,111)
  Accumulated other comprehensive income ............................                 63,029                      --
  Accumulated deficit ...............................................            (60,733,536)            (55,389,202)
                                                                               -------------           -------------
      Total stockholders' equity ....................................             63,973,522              13,079,217
                                                                               -------------           -------------
      Total liabilities and stockholders' equity ....................          $  79,411,233           $  29,401,608
                                                                               =============           =============


   The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                   2000                   1999                   1998
                                               ------------           ------------           ------------
Revenue .............................          $ 36,023,564           $ 27,187,650           $ 11,238,205
Costs and expenses:
   Costs of revenue .................            11,279,031              9,324,111              5,880,288
   Research and development .........             5,712,687              4,847,237              4,041,753
   Sales and marketing ..............            21,978,802             16,543,112             10,354,411
   General and administrative .......             6,389,948              4,829,266              4,253,712
                                               ------------           ------------           ------------
       Total costs and expenses .....            45,360,468             35,543,726             24,530,164
                                               ------------           ------------           ------------
Loss from operations ................            (9,336,904)            (8,356,076)           (13,291,959)
Interest income .....................             4,705,236              1,520,480                553,365
Interest expense ....................              (712,666)              (203,709)               (94,137)
Other expense (Note 20) .............                    --                     --               (774,502)
                                               ------------           ------------           ------------
Net loss ............................          $ (5,344,334)          $ (7,039,305)          $(13,607,233)
                                               ============           ============           ============
Net loss per share:
   Basic and diluted ................          $      (0.34)          $      (4.57)          $     (11.70)
                                               ============           ============           ============
Shares used in computing net loss per
   share:
   Basic and diluted ................            15,754,831              1,538,653              1,162,695


   The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    CONVERTIBLE                  COMMON STOCK
                                                                  PREFERRED STOCK           -----------------------     ADDITIONAL
                                          COMPREHENSIVE      --------------------------                      PAR          PAID-IN
                                          INCOME (LOSS)       SHARES          AMOUNT         SHARES         VALUE         CAPITAL
                                          -------------      ---------     ------------     ---------     ---------     -----------

Balance, December 31, 1997 ..........     $         --       7,647,275     $ 38,726,070     1,548,027     $  15,480     $   338,970
   Issuance of Series D convertible
     preferred stock, net of issuance
     costs of approximately $93,000 .               --       1,666,234       11,573,816            --            --              --
   Issuance of Series E convertible
     preferred stock and warrants,
     net of issuance costs of
     approximately $130,000 .........               --       1,753,729       17,260,479            --            --              --
   Issuance of common stock upon
     exercise of common stock
     options.........................               --              --               --       230,665         2,307         180,595
   Deferred compensation related to
     stock options ..................               --              --               --            --            --         758,152
   Reversal of unamortized deferred
     compensation related to canceled
     stock options ..................               --              --               --            --            --        (344,250)
   Payments on notes receivable .....               --              --               --            --            --              --
   Amortization of deferred
     compensation related to
     stock options ..................               --              --               --            --            --              --
Comprehensive loss:
   Net loss .........................      (13,607,233)             --               --            --            --              --
   Other comprehensive income--
     Unrealized gain on marketable
     securities .....................              543              --               --            --            --              --
                                          ------------
   Comprehensive loss ...............      (13,606,690)             --               --            --            --              --
                                                            ----------     ------------     ---------     ---------     -----------
Balance, December 31, 1998 ..........                       11,067,238       67,560,365     1,778,692        17,787         933,467
   Issuance of common stock
     upon exercise of common
     stock options ..................               --              --               --        37,148           371          46,924
   Payments on notes receivable
     from employees and directors ...               --              --               --            --            --              --
   Deferred compensation related
     to stock options ...............               --              --               --            --            --         293,334
   Amortization of deferred
     compensation related to
     stock options ..................               --              --               --            --            --              --
Comprehensive loss:
   Net loss .........................       (7,039,305)             --               --            --            --              --
   Other comprehensive loss--
   Unrealized loss on marketable
     securities .....................           (3,641)             --               --            --            --              --
                                          ------------
   Comprehensive loss ...............     $ (7,042,946)             --               --            --            --              --
                                                            ----------     ------------     ---------     ---------     -----------
Balance, December 31, 1999 ..........                       11,067,238     $ 67,560,365     1,815,840     $  18,158     $ 1,273,725



                                                             NOTES
                                                          RECEIVABLE                     ACCUMULATED
                                                             FROM                           OTHER                          TOTAL
                                                           EMPLOYEES       DEFERRED     COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                           WARRANTS      AND DIRECTORS   COMPENSATION    INCOME(LOSS)     DEFICIT          EQUITY
                                          ----------     -------------   ------------   -------------   ------------   -------------

Balance, December 31, 1997 ..........     $       --      $ (273,579)     $       --      $  3,098      $(34,742,664)  $  4,067,375
   Issuance of Series D convertible
     preferred stock, net of issuance
     costs of approximately $93,000 .             --              --              --            --                --     11,573,816
   Issuance of Series E convertible
     preferred stock and warrants,
     net of issuance costs of
     approximately $130,000 .........        146,606              --              --            --                --     17,407,085
   Issuance of common stock upon
     exercise of common stock
     options.........................             --         (63,001)             --            --                --        119,901
   Deferred compensation related to
     stock options ..................             --              --        (758,152)           --                --             --
   Reversal of unamortized deferred
     compensation related to canceled
     stock options ..................             --              --         344,250            --                --             --
   Payments on notes receivable .....             --          30,398              --            --                --         30,398
   Amortization of deferred
     compensation related to
     stock options ..................             --              --          96,338            --                --         96,338
Comprehensive loss:
   Net loss .........................             --              --              --            --       (13,607,233)   (13,607,233)
   Other comprehensive income--
     Unrealized gain on marketable
     securities .....................             --              --              --           543                --            543
   Comprehensive loss ...............             --              --              --            --                --             --
                                          ----------      ----------      ----------      --------      ------------   ------------
Balance, December 31, 1998 ..........        146,606        (306,182)       (317,564)        3,641       (48,349,897)    19,688,223
   Issuance of common stock
     upon exercise of common
     stock options ..................             --              --              --            --                --         47,295
   Payments on notes receivable
     from employees and directors ...             --             858              --            --                --            858
   Deferred compensation related
     to stock options ...............             --              --        (293,334)           --                --             --
   Amortization of deferred
     compensation related to
     stock options ..................             --              --         385,787            --                --        385,787
Comprehensive loss:
   Net loss .........................             --              --              --            --        (7,039,305)    (7,039,305)
   Other comprehensive loss--
   Unrealized loss on marketable
     securities .....................             --              --              --        (3,641)               --         (3,641)
   Comprehensive loss ...............             --              --              --            --                --             --
                                          ----------      ----------      ----------      --------      ------------   ------------
Balance, December 31, 1999 ..........     $  146,606      $ (305,324)     $ (225,111)     $     --      $(55,389,202)  $ 13,079,217

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                                                                    CONVERTIBLE                  COMMON STOCK
                                                                  PREFERRED STOCK           -----------------------     ADDITIONAL
                                          COMPREHENSIVE      --------------------------                      PAR          PAID-IN
                                          INCOME (LOSS)       SHARES          AMOUNT         SHARES         VALUE         CAPITAL
                                          -------------      ---------     ------------     ---------     ---------     -----------

   Conversion of preferred stock
     into common stock upon closing
     of initial public offering ....      $        --       (11,067,238)   $(67,560,365)   11,067,238    $ 110,673     $ 67,449,692
   Issuance of common stock
     upon closing of initial
     public offering ...............               --                --              --     4,025,000       40,250       54,602,033
   Issuance of common stock
     upon exercise of common
     stock options .................               --                --              --       446,273        4,463        1,040,148
   Issuance of common stock
     upon exercise of warrants .....               --                --              --        22,906          229          175,862
   Payments on notes receivable
     from employees and directors ..               --                --              --            --           --               --
   Deferred compensation related
     to stock options ..............               --                --              --            --           --          392,942
   Amortization of deferred
     compensation related to
     stock options .................               --                --              --            --           --               --
     Comprehensive loss:
       Net loss ....................       (5,344,334)               --              --            --           --               --
   Other comprehensive income --
       Unrealized gain on marketable
       securities ..................           63,029                --              --            --           --               --
                                          -----------
Comprehensive loss: ................      $(5,281,305)               --              --            --           --               --
                                                           ------------    ------------    ----------    ---------     ------------
Balance, December 31, 2000 .........                                 --    $         --    17,377,257    $ 173,773     $124,934,402
                                                           ============    ============    ==========    =========     ============



                                                             NOTES
                                                          RECEIVABLE                     ACCUMULATED
                                                             FROM                           OTHER                          TOTAL
                                                           EMPLOYEES       DEFERRED     COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                           WARRANTS      AND DIRECTORS   COMPENSATION    INCOME(LOSS)     DEFICIT          EQUITY
                                          ----------     -------------   ------------   -------------   ------------   -------------

   Conversion of preferred stock
     into common stock upon closing
     of initial public offering ....      $      --     $       --      $       --       $     --      $        --      $        --
   Issuance of common stock
     upon closing of initial
     public offering ...............             --             --              --             --               --       54,642,283
   Issuance of common stock
     upon exercise of common
     stock options .................             --       (234,420)             --             --               --          810,191
   Issuance of common stock
     upon exercise of warrants .....        (24,922)            --              --             --               --          151,169
   Payments on notes receivable
     from employees and directors ..             --         28,957              --             --               --           28,957
   Deferred compensation related
     to stock options ..............             --             --        (392,942)            --               --               --
   Amortization of deferred
     compensation related to
     stock options .................             --             --         543,010             --               --          543,010
     Comprehensive loss:
       Net loss ....................             --             --              --             --       (5,344,334)      (5,344,334)
       Other comprehensive income --
       Unrealized gain on marketable
       securities ..................             --             --              --         63,029               --           63,029
Comprehensive loss: ................             --             --              --             --               --               --
                                          ---------     ----------      ----------       --------      ------------     -----------
Balance, December 31, 2000 .........      $ 121,684     $ (510,787)     $  (75,043)      $ 63,029      $(60,733,536)    $63,973,522
                                          =========     ==========      ==========       ========      ============     ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                             2000                   1999                   1998
                                                         ------------           ------------           ------------
Cash flows from operating activities:
  Net loss ....................................          $ (5,344,334)          $ (7,039,305)          $(13,607,233)
  Adjustments to reconcile net loss to net cash
     used for operating activities--
     Depreciation and amortization ............             1,767,050              1,296,296                623,133
     Provision for doubtful accounts ..........                15,000                212,100                146,500
     Compensation expense related to
        stock options .........................               543,010                385,787                 96,338
     Changes in assets and liabilities--
     Decrease (increase) in accounts receivable               619,663             (2,403,392)            (1,536,272)
     (Increase) decrease in inventory .........            (3,249,777)            (1,244,513)               117,290
     Increase in other current assets .........              (536,574)              (689,250)               (70,811)
     Decrease (increase) in investment in
        sales-type leases .....................               453,581             (2,097,932)            (2,152,634)
     Increase (decrease) in accounts payable ..               308,202                677,150               (227,112)
     Increase in accrued liabilities ..........               536,333              2,274,147              2,162,816
     (Decrease) increase in deferred revenue ..              (878,569)               760,841              1,413,893
                                                         ------------           ------------           ------------
         Net cash used for operating activities            (5,766,415)            (7,868,071)           (13,034,092)
                                                         ------------           ------------           ------------
Cash flows from investing activities:
  Acquisition of property and equipment .......            (5,124,990)            (2,623,633)            (1,821,489)
  Purchases of marketable securities ..........           (59,899,296)            (1,810,895)           (42,947,415)
  Proceeds from sales and maturities of
        marketable securities .................            26,250,000              4,957,593             43,410,084
                                                         ------------           ------------           ------------
         Net cash (used for) provided by
           investing activities ...............           (38,774,286)               523,065             (1,358,820)
                                                         ------------           ------------           ------------
Cash flows from financing activities:
  Principal payments on capital lease
      obligations..............................                    --               (126,775)              (145,811)
  Proceeds from term loan .....................                    --              2,827,399                     --
  Proceeds from equipment loan ................                    --                     --              2,162,009
  Principal payments on equipment loan ........              (720,672)              (720,672)                    --
  Principal payments on term loan .............              (942,462)                    --                     --
  Proceeds from sale of investment in
      sales-type leases .......................             1,614,065              1,852,092                     --
  Principal payments on debt related to
      investment in sales-type leases .........              (801,577)              (122,820)                    --
  Proceeds from issuance of convertible
      preferred stock and warrants, net of
      issuance costs ..........................                    --                     --             28,980,901
  Proceeds from issuance of common stock ......            55,603,643                 47,295                119,901
  Payments received on notes receivable from
      employees and directors .................                28,957                    858                 30,398
                                                         ------------           ------------           ------------
         Net cash provided by financing
           activities .........................            54,781,954              3,757,377             31,147,398
                                                         ------------           ------------           ------------
Net increase (decrease) in cash and cash
    equivalents ...............................            10,241,253             (3,587,629)            16,754,486
Cash and cash equivalents, beginning of period             13,535,364             17,122,993                368,507
                                                         ------------           ------------           ------------
Cash and cash equivalents, end of period ......          $ 23,776,617           $ 13,535,364           $ 17,122,993
                                                         ============           ============           ============
Supplemental disclosure of cash flow
information:
  Interest paid ...............................          $    728,203           $    203,709           $     94,137
                                                         ============           ============           ============


   The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF OPERATIONS

     Aspect Medical Systems, Inc. and its subsidiaries (the "Company") develop, manufacture and market an anesthesia monitoring system that enables anesthesia providers to assess and manage a patient's level of consciousness. The Company's BIS system incorporates the Company's proprietary disposable BIS Sensors and the Company's BIS monitor or BIS Module Kit. The Company's latest generation BIS monitor, the A-2000 BIS Monitor, was cleared for marketing by the United States Food and Drug Administration in February 1998. The BIS system is based on the Company's patented core technology, the BIS index.

     The Company incurred net losses of $5,344,334, $7,039,305 and $13,607,233 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the Company had an accumulated deficit of $60,733,536. Principal risks that may affect the business, results of operations and financial condition of the Company include the Company's ability to raise sufficient capital to fund operations, the ability to effectively market and sell the Company's products, market acceptance of the Company's technology and products, limited sales and marketing experience, the reliance on a single product family, manufacturing risks, the dependence on single source or limited suppliers, technological risks and other risks.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies used by the Company in the preparation of its financial statements follows:

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

   FOREIGN CURRENCY TRANSLATION

     Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenue and expenses. The functional currency of the Company's international subsidiaries is the U.S. dollar; therefore, translation adjustments are recorded in the consolidated statements of operations and have not been material.

   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company invests its excess cash in money market accounts, certificates of deposit, U.S. Treasury bills, high-grade commercial paper and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments as available-for-sale at December 31, 2000 and 1999. The securities are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as other comprehensive income (loss).

   REVENUE RECOGNITION

     Revenue from equipment sales, disposable product sales and sales-type leases is recognized at the time of shipment. Payments received prior to shipment are recorded as deferred revenue. The Company has entered into certain licensing and distribution agreements for which payments received in advance are recorded as deferred revenue (see Note 11). Revenue is recognized as earned per the terms of the respective agreements. The Company provides for the cost of warranty at the time of product shipment.

     In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition in financial statements filed with the SEC. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Effective January 1, 2000, the Company adopted SAB No. 101. The adoption of SAB No. 101 did not have a material impact on our results of operations, cash flows or financial position.

   RESEARCH AND DEVELOPMENT COSTS

     The Company charges research and development costs to operations as incurred.

   INVENTORY

     Inventory is valued at the lower of cost or estimated market, cost being determined on a first-in, first-out basis.

   ADVERTISING COSTS

     Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of operations.

   PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related equipment. Equipment held under capital leases is stated at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the lease and is amortized on a straight-line basis over the shorter of the lives of the related assets or the term of the leases. Maintenance and repair expenditures are charged to expense as incurred.

   INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates, of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards.

   CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMER AND SINGLE OR LIMITED SOURCE SUPPLIERS

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable, investment in sales-type lease receivables and investments. To minimize the risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. The Company maintains cash, cash equivalents and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and Company policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company's investment strategy is the safety of the principal invested.

     For the years ended December 31, 2000, 1999 and 1998, sales of the Company's products to one of the Company's international distributors accounted for approximately less than 1%, 2% and 13%, respectively, of the Company's total revenue. Effective July 1, 1998, this customer no longer distributes the Company's monitors.

     The Company currently obtains certain key components of its products from single or limited sources. The Company purchases components pursuant to purchase orders rather than long-term supply agreements. The Company has experienced shortages and delays in obtaining certain components of its products in the past. There can be no assurance that the Company will not experience similar delays or shortages in the future. The disruption or termination of the supply of components or a significant increase in the costs of these components from these sources could have a material adverse effect on the Company's business, financial condition and results of operations.

   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board, or FASB, issued, SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only element of comprehensive income impacting the Company is the unrealized gains (losses) on marketable securities.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair market values of the Company's financial instruments, which include marketable securities, accounts receivable, investment in sales-type leases, accounts payable and bank loans, approximate their carrying values.

   RECLASSIFICATIONS

     Certain amounts in the prior years' financial statements have been reclassified to conform with current year presentation.

(3)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents consist of the following:

                                                                        DECEMBER 31,
                                                                  ------------------------
                                                                     2000         1999
                                                                  -----------  -----------
Cash......................................................        $ 8,862,667  $13,535,364
Commercial paper..........................................         14,913,950           --
                                                                  -----------  -----------
                                                                  $23,776,617  $13,535,364
                                                                  ===========  ===========

     Available-for-sale marketable securities at December 31, 2000 and 1999 consist of the following:

                                                     AMORTIZED            UNREALIZED          UNREALIZED              FAIR
                                                       COST                 GAINS               LOSSES                VALUE
                                                    -----------          -----------          -----------          -----------
December 31, 2000--
  U.S. Government debt securities.........          $ 1,000,590          $        --          $        --          $ 1,000,590
  Corporate obligations ..................           33,648,706              232,516              169,487           33,711,735
                                                    -----------          -----------          -----------          -----------
                                                    $34,649,296          $   232,516          $   169,487          $34,712,325
                                                    ===========          ===========          ===========          ===========

December 31, 1999--
  U.S. Government debt securities.........          $ 1,000,000          $        --          $        --          $ 1,000,000
                                                    -----------          -----------          -----------          -----------
                                                    $ 1,000,000          $        --          $        --          $ 1,000,000
                                                    ===========          ===========          ===========          ===========

     The amortized cost and estimated fair value of investments at December 31, 2000, by contractual maturity, were as follows:

                                                                                  ESTIMATED
                                                                                    FAIR
                                                                        COST        VALUE
                                                                    -----------  -----------
Maturing in one to two years...................................     $34,649,296  $34,712,325
                                                                    -----------  -----------
                                                                    $34,649,296  $34,712,325
                                                                    ===========  ===========

     The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company's financial statements.

(4)  INVESTMENT IN SALES-TYPE LEASES

     The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                                                          DECEMBER 31,
                                                                    -----------------------
                                                                       2000         1999
                                                                    ----------   ----------
Total minimum lease payments receivable......................       $5,143,738   $5,737,674
  Less-- unearned interest...................................        1,001,287    1,141,642
                                                                    ----------   ----------
Net investment in sales-type leases..........................        4,142,451    4,596,032
  Less-- current portion.....................................        1,677,312    1,689,585
                                                                    ----------   ----------
                                                                    $2,465,139   $2,906,447
                                                                    ==========   ==========

     Future minimum lease payments due under non-cancelable leases as of December 31, 2000 are as follows:

YEAR ENDING
-----------
2001......................................................................      $2,156,016
2002......................................................................       1,502,879
2003......................................................................         913,798
2004......................................................................         457,926
2005......................................................................         113,119
                                                                                ----------
                                                                                $5,143,738
                                                                                ==========

(5)  INVENTORY

     Inventory consists of the following:

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                       2000        1999
                                                                    ----------  ----------
Raw materials................................................       $2,200,119  $  421,117
Work-in-progress.............................................            1,742     100,586
Finished goods...............................................        2,562,618     992,999
                                                                    ----------  ----------
                                                                    $4,764,479  $1,514,702
                                                                    ==========  ==========

(6)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                               DECEMBER 31,
                                                USEFUL LIFE             ------------------------
                                                  IN YEARS                  2000         1999
                                          --------------------------    ----------    ----------
Construction in progress............                 --                 $1,262,868    $1,456,784
Computer equipment..................                  3                  3,422,898     2,173,878
Demonstration, evaluation and rental
  equipment.........................                  2                    958,542       475,046
Machinery and equipment.............               3 to 5                2,717,802     1,467,425
Furniture and fixtures..............                  3                  1,400,788       387,431
                                          Shorter of the life of the
                                          lease or the estimated
Leasehold improvements..............      remaining useful life          1,629,620       298,198
                                                                        ----------    ----------
                                                                        11,392,518     6,258,762
Accumulated depreciation and
  amortization......................                                    (4,585,326)   (2,809,510)
                                                                        ----------    ----------
                                                                        $6,807,192    $3,449,252
                                                                        ==========    ==========

(7)  INCOME TAXES

     Deferred income tax assets consist of the following:

                                                                           DECEMBER 31,
                                                                   --------------------------
                                                                        2000          1999
                                                                   ------------  ------------
Net operating loss carryforwards............................       $ 21,427,000  $ 16,895,000
Tax credit carryforwards....................................          2,005,000     1,953,000
Other.......................................................          2,553,000     2,125,000
                                                                   ------------  ------------
  Gross deferred tax assets.................................         25,985,000    20,973,000
  Valuation allowance.......................................        (25,985,000)  (20,973,000)
                                                                   ------------  ------------
  Net deferred tax asset....................................       $         --  $         --
                                                                   ============  ============

     The Company has provided a full valuation allowance against its gross deferred tax assets at December 31, 2000 and 1999 because the future realizability of such assets is uncertain. Should the Company achieve profitability in the future, various components of the gross deferred tax assets would be available to offset future income tax liabilities and expenses.

     The Company has net operating loss and research and development tax credit carryforwards for federal income tax purposes of approximately $53,000,000 and $1,500,000, respectively, at December 31, 2000 that will expire commencing in the year 2002 through the year 2019 if not utilized.

     The net operating loss and research and development tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under section 382 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company's value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.


(8)  STOCKHOLDERS' EQUITY

   AUTHORIZED CAPITAL STOCK

     As of December 31, 2000, the Company's authorized capital stock consists of 60,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of preferred stock, the terms of which have not been designated. At December 31, 1999, the Company's capital stock consisted of 17,030,000 shares of common stock, $.01 par value, and 22,363,224 shares of preferred stock, $.01 par value. Of the 22,363,224 shares of preferred stock, 406,898 shares were designated Series A-1 convertible preferred stock, 3,800,428 shares were designated Series B-1 convertible preferred stock, 3,500,000 shares were designated Series C convertible preferred stock, 1,714,286 shares were designated Series D convertible preferred stock, 1,760,000 shares were designated Series E convertible preferred stock, 406,898 shares were designated Series A-2 convertible preferred stock, 3,800,428 shares were designated Series B-2 convertible preferred stock, 3,500,000 shares were designated Series C-2 convertible preferred stock, 1,714,286 shares were designated Series D-2 convertible preferred stock and 1,760,000 shares were designated Series E-2 convertible preferred stock.

   CONVERTIBLE PREFERRED STOCK

     Convertible preferred stock outstanding consist of the following:

                                                                                                    DECEMBER 31,
                                                                                          --------------------------------
                                                                                              2000                 1999
                                                                                          -----------          -----------
Series A-1 convertible preferred stock; 406,898 shares issued and outstanding,
   at issuance price, net of issuance costs ....................................          $        --          $18,384,462
Series B-1 convertible preferred stock; 3,800,428 shares issued and outstanding,
   at issuance price, net of issuance costs ....................................                   --            7,506,808
Series C convertible preferred stock; 3,439,949 shares issued and outstanding,
   at issuance price, net of issuance costs ....................................                   --           12,834,800
Series D convertible preferred stock; 1,666,234 shares issued and outstanding,
   at issuance price, net of issuance costs ....................................                   --           11,573,816
Series E convertible preferred stock; 1,753,729 shares issued and outstanding,
   at issuance price, net of issuance costs ....................................                   --           17,260,479
                                                                                          -----------          -----------
                                                                                          $        --          $67,560,365
                                                                                          ===========          ===========

     In February 1998, the Company issued 1,666,234 shares of Series D convertible preferred stock for net proceeds of $11,573,816.

     In December 1998, the Company issued 1,753,729 shares of Series E convertible preferred stock and warrants to purchase 192,902 shares of common stock for net proceeds of $17,407,085. The warrants are fully exercisable with an exercise price of $12.50 per share and expire on February 2, 2003, the third anniversary of the closing of the Company's initial public offering. However, if the average closing market price per share of common stock over 25 consecutive trading days equals or exceeds $25.00, the Company has the right to require the exercise of the warrants. The Company has allocated the proceeds received between the Series E convertible preferred stock and the warrants based on the estimated fair market value of the convertible preferred stock and the warrants.

     On February 2, 2000, upon the closing of the Company's initial public offering all of the Company's convertible preferred stock automatically converted into 11,067,238 shares of common stock. At December 31, 2000, the number of authorized but unissued shares of convertible preferred stock is zero.

   PREFERRED STOCK

     As of December 31, 2000, no shares of preferred stock are outstanding.

   WARRANTS

     During 2000, the Company issued a total of 22,906 shares of common stock pursuant to the exercise of warrants issued by the Company in December 1998 in connection with the Company's Series E preferred stock financing. The exercise price of the warrants was $12.50 per share of common stock; however, 10,806 shares of common stock were issued pursuant to a cashless exercise provision contained in the warrants. As a result, the Company received no consideration upon the exercise of those warrants and approximately $151,250 of consideration for the other 12,100 shares of common stock. At December 31, 2000, warrants to purchase 160,110 shares of common stock remain outstanding.

   COMMON STOCK

     On February 2, 2000, the Company completed the initial public offering of its common stock. Upon the closing of the initial public offering, the Company issued 3,500,000 shares of its common stock at an offering price of $15.00 per share. On February 4, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares at $15.00 per share. Cash proceeds from the sale of the 4,025,000 shares of common stock, net of the underwriters' discount and offering expenses, totaled approximately $54,642,000.

     At December 31, 2000, the Company has reserved 4,399,949 shares of common stock for issuance under the Company's stock option plans, 284,942 shares of common stock for issuance under the Company's 1999 Employee Stock Purchase Plan and 160,110 shares of common stock for issuance upon the exercise of outstanding warrants.

(9)  STOCK OPTION PLANS

     At December 31, 2000, the Company's stock option plans provided for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 6,560,000 shares of common stock to employees, directors and advisors. Option prices are determined by the Board of Directors. At December 31, 2000, 993,218 shares of common stock were available for future grant under the Company's stock option plans.

     A summary of stock option activity is as follows:

                                                                                              WEIGHTED
                                                                                           AVERAGE OPTION
                                                              NUMBER OF    OPTION PRICE      PRICE PER
                                                               SHARES       PER SHARE          SHARE
                                                              ---------    ------------    --------------

Outstanding, December 31, 1997.........................      1,070,626    $ .20 - $45.83      $   .74
  Granted..............................................      1,613,632      .80 -  11.05         6.18
  Exercised............................................       (230,665)     .20 -   4.20         1.32
  Canceled.............................................       (616,577)     .20 -  45.83        10.07
                                                             ---------    --------------      -------
Outstanding, December 31, 1998.........................      1,837,016      .20 -  45.83         2.31
  Granted..............................................        961,415     6.00 -  11.05         8.84
  Exercised............................................        (37,148)     .20 -   6.00         1.27
  Canceled.............................................        (65,603)    .375 -  11.05         4.66
                                                             ---------    --------------      -------
Outstanding, December 31, 1999.........................      2,695,680      .20 -  45.83         4.60
  Granted..............................................      1,326,187     4.20 -  47.86        20.34
  Exercised............................................       (431,215)     .20 -  45.83         2.16
  Canceled.............................................       (183,921)     .20 -  28.63         9.36
                                                             ---------    --------------      -------
Outstanding, December 31, 2000.........................      3,406,731    $ .20 - $47.88      $ 10.77
                                                             =========    ==============      =======
Exercisable, December 31, 1998.........................        406,706    $ .20 - $45.83      $   .83
Exercisable, December 31, 1999.........................        989,572    $ .20 - $45.83      $  2.27
Exercisable, December 31, 2000.........................      1,284,377    $ .20 - $47.88      $  4.70

     On September 17, 1998, the Company's Board of Directors authorized the repricing of 480,698 stock options previously granted under the Company's stock option plans. The repricing provided for the exercise price of the options to be reduced from $11.05 per share to $4.20 per share, the estimated fair market value of the Company's common stock at that time.

     During 1997 and 1998, the Company accelerated the vesting of certain employees' and directors' stock options. These employees and directors exercised options to acquire 1,495,470 shares of common stock. The shares of common stock are subject to a repurchase right by the Company such that if the holder ceases to be employed by the Company before the shares which remain subject to the repurchase provision vest, the Company has the right to repurchase such shares for 90 days at a price equal to the original exercise price. The number of shares subject to the repurchase provision decreases over time in accordance with the vesting schedule of the original option grant. The shares generally vest over two to four years from the initial grant date, provided that the holder continues to be employed by the Company. The option exercise price was paid in the form of cash of $45,735 and by delivery to the Company of full recourse promissory notes of $336,580. As of December 31, 2000, an aggregate of 29,948 shares remain subject to repurchase.

     During 2000, one employee exercised stock options to purchase 143,511 shares of common stock with a full recourse promissory note of $234,420. The loan is payable over five years and bears interest at a rate of 8% per annum. The entire amount of this loan was outstanding at December 31, 2000.

     Stock options and restricted common stock generally vest over two to four years and provide for the acceleration of vesting upon a change of control of the Company.

     A summary of outstanding and exercisable options as of December 31, 2000 is as follows:

                                              WEIGHTED
                                              AVERAGE
                                             REMAINING
             EXERCISE            NUMBER     CONTRACTUAL      NUMBER
               PRICE           OUTSTANDING      LIFE       EXERCISABLE
         ----------------      -----------  -----------    -----------
         $  0.20 - $0.375        184,837        5.71         175,424
                     0.80        366,259        6.76         279,568
                     2.80        160,638        7.29         119,406
                     4.20        621,783        6.80         363,984
             6.00 - 8.375        353,370        8.15         103,490
                     8.56        228,759        9.91           5,000
                    10.20        538,119        8.61         184,051
            11.05 - 19.50        194,233        9.22          24,314
                    23.63        518,752        9.23              --
            24.50 - 47.88        239,981        8.48          29,140
                              ------------  --------     -----------
         $  0.20 - $47.88      3,406,731        8.02       1,284,377

     In 1998, the Company recorded deferred compensation in connection with certain stock option grants, of approximately $506,250, which represents the aggregate difference between the estimated fair market value of the common stock and the exercise price of the stock options. In connection with an employee termination, an option to purchase 85,000 shares of common stock was canceled, and the related unamortized deferred compensation of $344,250 was reversed. In 2000, 1999 and 1998, the Company recorded additional deferred compensation of approximately $393,000, $293,300 and $252,000, respectively, which represents the estimated fair value of stock options granted to non-employees. The remaining unamortized deferred compensation of $75,043 at December 31, 2000 will be recognized as compensation expense over the vesting term of the related options.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the value of options granted in 2000, 1999 and 1998 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

                                                                         YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------
                                                                2000             1999                1998
                                                               -------       ------------          -------
Risk-free interest rate ..................................       6.51%       4.34% - 5.91%           5.47%
Expected dividend yield ..................................         --                  --              --
Expected life ............................................     5 years             7 years         7 years
Expected volatility ......................................         75%                  60%            60%
Weighted average fair market value of options granted.....     $15.14                $6.29          $1.92

     Had compensation cost for these options been determined consistent with SFAS No. 123, the Company's net loss and pro forma net loss per common share would have been increased to the following pro forma amounts:

                                                                  YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           2000            1999            1998
                                                       ------------     -----------    ------------
Net loss
  As reported...................................       $ (5,344,334)    $(7,039,305)   $(13,607,233)
                                                       ============     ===========    ============
  Pro forma.....................................       $ (9,629,145)    $(7,901,550)   $(13,842,377)
                                                       ============     ===========    ============
Basic and diluted net loss per common share
  As reported...................................       $      (0.34)    $     (4.57)   $    (11.70)
                                                       ============     ===========    ===========
  Pro forma.....................................       $      (0.61)    $     (5.14)   $    (11.91)
                                                       ============     ===========    ===========

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Also, because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of SFAS No. 123 are not necessarily representative of the pro forma results in future years.

   1991 AMENDED AND RESTATED STOCK OPTION PLAN

     The Company's 1991 Amended and Restated Stock Option Plan (the "1991 Plan") provides for the granting, at the discretion of the Board of Directors, of options for the purchase of up to 3,360,000 shares of common stock to employees, directors and advisors. Option prices are determined by the Board of Directors.

   1998 STOCK INCENTIVE PLAN

     The Company's 1998 Stock Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors on July 8, 1998 and is intended to replace the 1991 Plan. The Board of Directors has authorized the Compensation Committee to administer the Incentive Plan, including the granting of options to executive officers. At December 31, 2000, the Incentive Plan provided for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 3,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors and advisors. Option prices are determined by the Compensation Committee, but cannot be less than 100% of fair market value for incentive stock options (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company).

   1998 DIRECTOR STOCK OPTION PLAN

     In February 1998, the Company adopted the 1998 Director Stock Option Plan ("Director Plan"). Under the terms of this plan, directors of the Company who are not employees of the Company are eligible to receive nonstatutory options to purchase shares of common stock. At December 31, 2000, a total of 200,000 shares of common stock could be issued upon exercise of options under this plan. The initial options granted under the Director Plan are exercisable as to 50% of the shares pursuant to the option as of the date of grant and as to one-sixth of the shares on the first, second and third anniversaries of the date of grant, provided that the optionee continues to serve as a director and provide for the acceleration of vesting upon a change of control of the Company. Additional options granted will be exercisable in three equal annual installments on each of the first, second and third anniversaries of the date of grant, provided that the optionee continues to serve as a director. Options granted under the Director Plan terminate on the earlier of (i) ten years from the date of grant, or (ii) sixty days after the optionee ceases to serve as a director.

   1999 EMPLOYEE STOCK PURCHASE PLAN

     In December 1999, the Company adopted its 1999 Employee Stock Purchase Plan (the "Purchase Plan") . The Purchase Plan allows eligible employees the right to purchase shares of common stock at the lower of 85% of the closing price per share of common stock on the first or last day of an offering period. Each offering period is six months. An aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to the Purchase Plan. As of December 31, 2000, 15,058 shares of the Company's common stock had been issued under the Purchase Plan.

(10) NET LOSS PER SHARE

     The Company follows SFAS No. 128, Earnings per Share. Basic net loss per share represents net loss available to common stockholders divided by the weighted average number of common shares outstanding. The Company has excluded all shares of restricted common stock that are subject to repurchase by the Company from the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock issuable pursuant to the exercise of stock options, warrants and the conversion of convertible preferred stock would be antidilutive. For the years ended December 31, 2000, 1999, and 1998 the Company has excluded 3,162,000, 12,671,000 and 10,638,000 shares, respectively, related to restricted common stock subject to repurchase and common stock issuable pursuant to the exercise of stock options, warrants and the conversion of convertible preferred stock, from the calculation of the Company's diluted earnings per share because the inclusion of these shares would have been antidilutive as a result of the Company's net loss position for each of the three years then ended. The Company evaluated the requirements of the SEC's SAB No. 98 and concluded that there are no nominal issuances of common stock or common stock equivalents which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

(11) DISTRIBUTION AND LICENSING AGREEMENTS

     The Company has entered into various distribution, licensing and royalty agreements relating to its products with distributors and original equipment manufacturer partners covering both the domestic and the international markets. These agreements have terms ranging from two to ten years. In connection with these agreements, approximately $1,939,000 and $2,674,000 in revenue was deferred as of December 31, 2000 and 1999, respectively. The deferred revenue relates to prepayments for monitoring systems under minimum purchase obligations and also includes prepaid license and royalty fees. The deferred revenue will be recognized upon product shipment and as license and royalty fees are earned. License and royalty fees are related to future technological developments and will be recognized upon shipment of units incorporating the technology.

(12) 401(k) SAVINGS PLAN

     The Company has a 401(k) savings plan in which substantially all employees can participate. Employer contributions are at the discretion of the Board of Directors and vest ratably over five years. The Company made no contributions to the plan during the years ended December 31, 2000, 1999 and 1998.

(13) COMMITMENTS AND CONTINGENCIES

   LEASES

     The Company leases approximately 61,000 square feet of development, production and administrative space under an operating lease that expires in December 2006. Prior to April 2000, the company also leased office space under an operating lease that was terminated in May 2000. Rent expense was approximately $1,130,000, $440,000 and $414,000 in 2000, 1999 and 1998,
respectively. Future gross minimum lease commitments for all operating leases as of December 31, 2000 are as follows:

            YEAR ENDING
            -----------
            2001..............................          $1,064,908
            2002..............................           1,059,752
            2003..............................           1,041,271
            2004..............................           1,074,482
            2005..............................             990,942
            Thereafter........................             995,196
                                                        ----------
            Total minimum lease payments......          $6,226,551
                                                        ==========

(14) OTHER RELATED PARTY TRANSACTIONS

     In addition to the transactions discussed in Note 9, the Company has made loans to certain employees of the Company. The loans are evidenced by promissory notes bearing interest with rates ranging from 6.42% to 8% per annum. The outstanding balance on these notes at December 31, 2000 and 1999 was approximately $249,000 and $131,000, respectively.

(15) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                            DECEMBER 31,
                                                                  ------------------------------
                                                                     2000                1999
                                                                  ----------          ----------
          Payroll and payroll-related...................          $2,759,230          $2,390,343
          Clinical studies .............................             389,000             255,500
          Warranty .....................................           1,475,000           1,348,000
          Other ........................................           1,850,657           1,943,711
                                                                  ----------          ----------
                                                                  $6,473,887          $5,937,554
                                                                  ==========          ==========

(16) SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2000 and December 31, 1999:

                                                                                   FOR THE QUARTER ENDED
                                                           -------------------------------------------------------------------
                                                           APRIL 1, 2000   JULY 1, 2000  SEPTEMBER 30, 2000  DECEMBER 31, 2000
                                                           -------------   ------------  ------------------  -----------------
Revenue ...............................................     $ 9,659,377     $11,066,167     $ 7,231,033          $ 8,066,987
Gross margin ..........................................       6,576,240       7,683,869       5,133,317            5,351,107
Operating expenses ....................................       7,336,485       8,387,406       8,526,876            9,830,670
Net income (loss) .....................................     $    25,800     $   393,006     $(2,418,558)         $(3,344,582)

Basic and diluted net income (loss) per share..........     $      0.00     $      0.02     $     (0.14)         $     (0.19)



                                                                                   FOR THE QUARTER ENDED
                                                           -------------------------------------------------------------------
                                                           APRIL 3, 1999   JULY 3, 1999    OCTOBER 2, 1999   DECEMBER 31, 1999
                                                           -------------   ------------  ------------------  -----------------
Revenue................................................     $ 5,326,761     $ 6,385,436     $ 7,125,464          $ 8,349,989
Gross margin...........................................       3,274,391       4,201,869       4,799,909            5,587,370
Operating expenses.....................................       5,673,991       6,530,822       6,773,249            7,241,553
Net (loss).............................................     $(2,120,457)    $(1,964,009)    $(1,629,990)         $(1,324,849)

Basic and diluted net loss per share...................     $     (1.49)    $     (1.31)    $     (1.03)         $     (0.80)

(17) SEGMENT INFORMATION AND ENTERPRISE REPORTING

     The Company has adopted the FASB's SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 31, 1997. The Company operates in one reportable segment as it has one family of anesthesia monitoring systems. The Company does not disaggregate financial information by product or geographically, other than export sales by region and sales by product, for management purposes. Substantially all of the Company's assets are located within the United States. All of the Company's products are manufactured in the United States.

     Revenue by geographic destination and as a percentage of total revenue is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              ----------------------------------------
                                                 2000          1999           1998
                                              -----------   -----------    -----------
          GEOGRAPHIC AREA BY DESTINATION
             Domestic.....................    $30,085,477   $24,629,484    $10,296,424
             International................      5,938,087     2,558,166        941,781
                                              -----------   -----------    -----------
                                              $36,023,564   $27,187,650    $11,238,205
                                              ===========   ===========    ===========



                                                         YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                  2000          1999           1998
                                                  ----          ----           ----
          GEOGRAPHIC AREA BY DESTINATION
            Domestic.....................          84%           91%            92%
            International................          16             9              8
                                                  ---           ---            ---
                                                  100%          100%           100%
                                                  ===           ===            ===

(18) VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's allowance for doubtful accounts:

                                     BALANCE AT                                            BALANCE AT
                                    BEGINNING OF       CHARGES TO                            END OF
                                       PERIOD           EXPENSES         DEDUCTIONS          PERIOD
                                    ------------       ----------        ----------        ----------
Year Ended--
  December 31, 1998.........          $ 62,400          $146,500          $  8,900          $200,000
  December 31, 1999.........           200,000           212,100             5,100           407,000
  December 31, 2000.........           407,000            15,000                --           422,000

(19) LOAN AGREEMENTS

     In December 1999, the Company renegotiated its loan agreement with a commercial bank. Borrowings outstanding at December 31, 2000 of approximately $721,000 under the equipment portion of the new loan agreement are payable in monthly installments of approximately $60,000 plus interest through December 2001. The working capital portion of the original loan agreement was replaced with a term loan portion. Borrowings under the term loan portion outstanding at December 31, 2000 of approximately $1,885,000 are payable in 36 monthly installments of approximately $79,000 plus interest through December 2002. Interest on both the equipment portion and the term loan portion of the loan agreement accrue at the prime rate plus 0.5% (10.0% at December 31, 2000). At December 31, 2000, no additional amounts may be borrowed under the equipment portion or term loan portion of the loan agreement. Approximately $1.5 million is available under the standby letter of credit portion of the loan agreement.

     The loan agreement contains restrictive covenants that require the Company to maintain liquidity and borrowing base ratios. The loan agreement also restricts the Company from declaring and paying cash dividends. The loan agreement is secured by substantially all of the Company's assets. At December 31, 2000, the Company was in compliance with all covenants under the loan agreement.

     In July 1999, the Company entered into an agreement under which it can sell a portion of its existing and future investments in sales-type leases to a third-party finance company. Through December 31, 2000, the Company sold approximately $3.5 million of investments in sales-type leases. In accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases.

     Future principal payments under the Company's debt agreements are as follows:

YEAR ENDING
-----------
2001..............................       $ 2,530,707
2002..............................         1,716,033
2003..............................           576,772
2004..............................           275,508
2005..............................            48,344
                                         -----------
Total principal payments..........       $ 5,147,364
                                         ===========

(20) OTHER EXPENSE

     In 1998, the Company incurred approximately $775,000 in one-time charges related to a proposed initial public offering that was terminated in August 1998.

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
   3.1         Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant's Registration Statement
               on Form S-1 (File No. 333-86295).
   3.2         Amended and Restated By-Laws are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form
               S-1 (File No. 333-86295).
   4.1         Specimen common stock certificate is incorporated herein by reference to Exhibits to the Registrant's Registration Statement
               on Form S-1 (File No. 333-86295).
   4.2         See Exhibits 3.1 and 3.2 for provisions of the Registrant's certificate of incorporation and by-laws defining the rights of holders of common stock.
  10.1         1998 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.2+        International Distribution Agreement, dated as of January 21,
               1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibits to the
               Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.3+        International License Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibits to the Registrant's
               Registration Statement on Form S-1 (File No. 333-86295).
  10.4         License Agreement, dated as of October 31, 1995, by and between the Registrant and Siemens Medical Systems, Inc. is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.5+        Product Agreement, dated May 5, 1999, by and between the
               Registrant and Drager Medizintechnik GmbH is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.6+        OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Agilent Technologies, Inc.
               (formerly part of Hewlett-Packard Company) is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.7+        Letter Agreement, dated August 27, 1999, by and between the
               Registrant and Agilent Technologies, Inc. (formerly part of
               Hewlett-Packard Company) is incorporated herein by reference to
               Exhibits to the Registrant's Registration Statement on Form S-1
               (File No. 333-86295).
  10.8+        Distribution and License Agreement, dated as of April 1, 1996, between SpaceLabs Medical, Inc. and the Registrant is
               incorporated herein by reference to Exhibits to the Registrant's
               Registration Statement on Form S-1 (File No. 333-86295).
  10.9         Loan and Security Agreement, dated as of December 10, 1999, by and between the Registrant and Imperial Bank; together with
               Intellectual Property Security Agreement, dated as of December
               10, 1999, by and between the Registrant and Imperial Bank and
               Securities Account Control Agreement, dated as of December 10,
               1999, by and between the Registrant and Imperial Bank are
               incorporated herein by reference to Exhibits to the Registrant's
               Registration Statement on Form S-1 (File No. 333-86295).
  10.10        Promissory Note, dated February 18, 1997, as amended on April 14,
               1997, made in favor of the Registrant by Nassib G. Chamoun, together with Pledge Agreement, dated as of February 18, 1997, as amended on April 14, 1997, by and between the Registrant and
               Nassib G. Chamoun are incorporated herein by reference to
               Exhibits to the Registrant's Registration Statement on Form S-1
               (File No. 333-86295).
  10.11        Promissory Note, dated May 1, 1997, made in favor of the
               Registrant by Nassib G. Chamoun, together with Pledge Agreement, dated as of May 1, 1997, by and between the Registrant and Nassib
               G. Chamoun are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).

  10.12 Promissory Note, dated May 1, 1997, made in favor of the Registrant by Nassib G. Chamoun, together with Pledge Agreement, dated as of May 1, 1997, by and between the Registrant and Nassib
               G. Chamoun are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.13 Form of Promissory Note made in favor of the Registrant by certain directors and executive officers, together with Form of Pledge Agreement, by and between the Registrant and certain directors and executive officers, together with a schedule of material terms are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.14 Promissory Note, dated September 24, 1997, made in favor of the Registrant by Jeffrey Barrett is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form
               S-1 (File No. 333-86295).
  10.15 Promissory Note, dated April 10, 1998, made in favor of the Registrant by Jeffrey Barrett, together with Pledge Agreement, dated as of April 10, 1998, by and between the Registrant and Jeffrey Barrett are incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.16        Fourth Amended and Restated Registration Rights Agreement, dated
               December 17, 1998, by and among the Registrant and the several purchasers named on the signature pages thereto is incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.17 Form of Warrant to purchase the Registrant's common stock, together with schedule of warrantholders are incorporated herein by reference to Exhibits to the Registrant's Registration
               Statement on Form S-1 (File No. 333-86295).
  10.18+ Supplier Agreement, dated August 13, 1999, between Novation, LLC and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1
               (File No. 333-86295).
  10.19+ Medical Products Distribution Agreement, dated October 1, 1999, between Hewlett-Packard Company and the Registrant is incorporated herein by reference to Exhibits to the Registrant's
               Registration Statement on Form S-1 (File No. 333-86295).
  10.20+ OEM Development and Purchase Agreement, dated December 22, 1999, by and between the Registrant and GE Marquette Medical Systems, Inc. is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No.
               333-86295).
  10.21+ Master Distribution Agreement, dated September 1, 2000, by and between the Registrant and Datex-Ohmeda Division of Instrumentarium Corporation.
  10.22 Promissory Note, dated July 13, 2000, made in favor of the Registrant by Nassib Chamoun, together with Pledge Agreement, dated as of July 13, 2000, by and between the Registrant and Nassib Chamoun is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
  10.23 Promissory Note, dated December 7, 2000, made in favor of the Registrant by Helgert van Raamt.
  10.24 Sublease Agreement, dated as of October 15, 1999, by and between Newton Technology Park LLC and the Registrant.
  21.1         Subsidiaries of the Registrant.
  23.1         Consent of Arthur Andersen LLP.

----------
+ Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.