Form 10-Q
period 2001-03-31
ASPECT MEDICAL SYSTEMS INC
filed 2001-05-14
CIK 886235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                         Commission file number: 0-24663

                                   ----------

                          ASPECT MEDICAL SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                DELAWARE                                        04-2985553
     (State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)


141 NEEDHAM STREET, NEWTON, MASSACHUSETTS                       02464-1505
(Address of Principal Executive Offices)                        (Zip Code)

                                 (617) 559-7000
               Registrant's Telephone Number, Including Area Code

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]  NO [ ]

The Registrant had 17,522,491 shares of Common Stock, $0.01 par value per share, outstanding as of May 9, 2001.

                          ASPECT MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION                                               1

Item 1.   Financial Statements (Unaudited)                                    1

          Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000                                               1

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 2001 and April 1, 2000                 2

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and April 1, 2000                 3

          Notes to Consolidated Financial Statements                          4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         20

PART II.  OTHER INFORMATION                                                  21

Item 1.   Legal Proceedings                                                  21

Item 2.   Changes in Securities and Use of Proceeds                          21

Item 3.   Defaults Upon Senior Securities                                    21

Item 4.   Submission of Matters to a Vote of Security Holders                21

Item 5.   Other Information                                                  21

Item 6.   Exhibits and Reports on Form 8-K                                   21

SIGNATURE                                                                    22

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                             March 31,        December 31,
                                                               2001              2000
                                                            -----------      ------------
                                                            (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                $ 25,865,778      $ 23,776,617
   Marketable securities                                      27,206,383        34,712,325
   Accounts receivable, net of allowance of $422,000 at
     March 31, 2001 and December 31, 2000                      4,445,858         3,665,572
   Current portion of investment in sales-type leases          1,591,801         1,677,312
   Inventory                                                   5,147,657         4,764,479
   Other current assets                                        1,580,168         1,542,597
                                                            ------------      ------------
           Total current assets                               65,837,645        70,138,902
Property and equipment, net                                    6,698,156         6,807,192
Long-term investment in sales-type leases                      2,136,670         2,465,139
                                                            ------------      ------------
           Total assets                                     $ 74,672,471      $ 79,411,233
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                        $  2,417,808      $  2,530,707
   Accounts payable                                            1,896,092         1,877,295
   Accrued liabilities                                         5,945,875         6,473,887
   Deferred revenue                                              430,989           802,489
                                                            ------------      ------------
           Total current liabilities                          10,690,764        11,684,378
                                                            ------------      ------------
Deferred revenue                                               1,324,176         1,136,676
Long-term debt                                                 2,277,166         2,616,657
                                                            ------------      ------------
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized, no shares issued or outstanding                      --                --
   Common Stock, $.01 par value; 60,000,000 shares
     authorized, 17,502,590 and 17,377,257 shares
     issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively                             175,026           173,773
   Additional paid-in capital                                125,132,072       124,934,402
   Warrants                                                      121,684           121,684
   Notes receivable from employees and directors                (510,787)         (510,787)
   Deferred compensation                                         (66,738)          (75,043)
   Accumulated other comprehensive income                         59,851            63,029
   Accumulated deficit                                       (64,530,743)      (60,733,536)
                                                            ------------      ------------
           Total stockholders' equity                         60,380,365        63,973,522
                                                            ------------      ------------
           Total liabilities and stockholders' equity       $ 74,672,471      $ 79,411,233
                                                            ============      ============


       The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended
                                                        -------------------------------
                                                        March 31, 2001    April 1, 2000
                                                        --------------    -------------
                                                         (Unaudited)       (Unaudited)

Revenue                                                   $ 8,862,820      $ 9,659,377
Costs and expenses:
    Costs of revenue                                        2,770,612        3,083,137
    Research and development                                1,796,123        1,353,819
    Sales and marketing                                     6,960,919        4,714,053
    General and administrative                              2,054,597        1,268,613
                                                          -----------      -----------
          Total costs and expenses                         13,582,251       10,419,622
                                                          -----------      -----------

Loss from operations                                       (4,719,431)        (760,245)
Interest income                                             1,040,675          988,015
Interest expense                                             (118,451)        (201,970)
                                                          -----------      -----------
Net income (loss)                                         $(3,797,207)     $    25,800
                                                          ===========      ===========
Net income (loss) per share:
    Basic                                                 $     (0.22)     $      0.00
    Diluted                                               $     (0.22)     $      0.00

Shares used in computing net income (loss) per share:
    Basic                                                  17,458,433       11,594,734
    Diluted                                                17,458,433       14,115,682

















       The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended
                                                                  -------------------------------
                                                                  March 31, 2001    April 1, 2000
                                                                  --------------    -------------
                                                                   (Unaudited)       (Unaudited)

Cash flows from operating activities:
   Net income (loss)                                               $(3,797,207)     $     25,800
   Adjustments to reconcile net income (loss) to net cash
     used for operating activities -
     Depreciation and amortization                                     583,923           349,915
     Compensation expense related to stock options                      16,544           192,529
     Changes in assets and liabilities -
       Increase in accounts receivable                                (780,286)         (770,044)
       Increase in inventory                                          (383,178)       (1,218,876)
       Increase in other current assets                                (37,571)         (462,756)
       Decrease (increase) in investment in sales-type leases          413,980          (214,074)
       Increase in accounts payable                                     18,797           683,639
       Decrease in accrued liabilities                                (528,012)         (390,414)
       Decrease in deferred revenue                                   (184,000)         (455,967)
                                                                   -----------      ------------
          Net cash used for operating activities                    (4,677,010)       (2,260,248)
                                                                   -----------      ------------
Cash flows from investing activities:
   Acquisition of property and equipment                              (474,887)       (1,691,091)
   Purchases of marketable securities                                     --         (38,478,620)
   Proceeds from sales and maturities of marketable securities       7,502,764         1,000,000
                                                                   -----------      ------------
          Net cash provided by (used for) investing activities       7,027,877       (39,169,711)
                                                                   -----------      ------------
Cash flows from financing activities:
   Principal payments on equipment loan                               (180,167)         (180,167)
   Principal payments on term loan                                    (235,617)         (235,617)
   Proceeds from sale of investment in sales-type leases               283,528           278,248
   Principal payments on debt related to investment in
     sales-type leases                                                (320,134)         (204,888)
   Proceeds from issuance of common stock                              190,684        55,048,395
   Payments received on notes receivable from employees and
     directors                                                            --               7,000
                                                                   -----------      ------------
          Net cash (used for) provided by financing activities        (261,706)       54,712,971
                                                                   -----------      ------------
Net increase in cash and cash equivalents                            2,089,161        13,283,012
Cash and cash equivalents, beginning of period                      23,776,617        13,535,364
                                                                   -----------      ------------
Cash and cash equivalents, end of period                           $25,865,778      $ 26,818,376
                                                                   ===========      ============
Supplemental disclosure of cash flow information:
   Interest paid                                                   $   144,941      $    209,970
                                                                   ===========      ============



       The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    Basis of Presentation

       The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.


(2)    Computation of Net Income (Loss) Per Share

       In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, basic income (loss) per share for the three months ended March 31, 2001 and April 1, 2000, were computed by dividing net income
(loss) by the weighted average common shares outstanding during the periods presented. Diluted income (loss) per share for the periods presented were computed by dividing net income (loss) by the weighted average common and dilutive potential common shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted income (loss) per share is as follows:

                                                                  Three Months Ended
                                                             ------------------------------
                                                             March 31, 2001   April 1, 2000
                                                             --------------   -------------
                                                               (Unaudited)     (Unaudited)

BASIC INCOME (LOSS) PER SHARE COMPUTATION
   Numerator:
   Net income (loss) available to common stockholders         $(3,797,207)     $    25,800
                                                              -----------      -----------
  Denominator:
  Weighted average common shares outstanding                   17,458,433       11,594,734
                                                              -----------      -----------
  Basic income (loss) per share                               $     (0.22)     $      0.00
                                                              ===========      ===========
DILUTED INCOME (LOSS) PER SHARE COMPUTATION
   Numerator:
   Net income (loss) available to common stockholders         $(3,797,207)     $    25,800
                                                              -----------      -----------
  Denominator:
  Weighted average common shares outstanding                   17,458,433       11,594,734
  Dilutive effect of assumed exercise of warrants                    --            123,393
  Dilutive effect of assumed exercise of stock options               --          2,308,131
  Dilutive effect of restricted stock                                --             89,424
                                                              -----------      -----------
  Weighted average common and dilutive potential common
      shares outstanding                                       17,458,433       14,115,682
                                                              -----------      -----------
  Diluted income (loss) per share                             $     (0.22)     $      0.00
                                                              ===========      ===========

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


       The Company has excluded all shares of restricted common stock that are subject to repurchase by the Company from the weighted average number of common shares outstanding. For the three months ended March 31, 2001, the Company has excluded 1,110,000 shares related to restricted common stock subject to repurchase and common stock issuable pursuant to the exercise of stock options and warrants from the calculation of the Company's diluted earnings per share because the inclusion of these shares would have been antidilutive as a result of the Company's net loss position.

(3)    Revenue Recognition

       Revenue from equipment sales, disposable product sales and sales-type leases is recognized at the time of shipment. Payments received prior to shipment are recorded as deferred revenue. The Company has entered into certain licensing and distribution agreements for which payments received in advance are recorded as deferred revenue. Revenue under these agreements is recognized as earned pursuant to the terms of the respective agreements. The Company provides for the cost of warranty at the time of product shipment.

(4)    Use of Estimates

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

(5)    Reclassifications

       Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

(6)    Comprehensive Income (Loss)

       SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive income (loss) is as follows:

                                                     Three Months Ended
                                                -----------------------------
                                                March 31, 2001  April 1, 2000
                                                --------------  -------------
                                                  (Unaudited)    (Unaudited)

Net income (loss)                                $(3,797,207)     $ 25,800
Other comprehensive income (loss):
    Unrealized loss on marketable securities          (3,178)      (42,799)
                                                 -----------      --------
Comprehensive loss                               $(3,800,385)     $(16,999)
                                                 ===========      ========

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)



(7)    Investment in Sales-Type Leases

       The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                                      March 31,    December 31,
                                                        2001          2000
                                                     ----------    -----------
                                                     (Unaudited)

Total minimum lease payments receivable              $4,581,807     $5,143,738
  Less -- unearned interest                             853,336      1,001,287
                                                     ----------     ----------
Net investment in sales-type leases                   3,728,471      4,142,451
  Less -- current portion                             1,591,801      1,677,312
                                                     ----------     ----------
                                                     $2,136,670     $2,465,139
                                                     ==========     ==========

(8)    Inventory

       Inventory consists of the following:

                                                      March 31,    December 31,
                                                        2001          2000
                                                     ----------    -----------
                                                     (Unaudited)

Raw materials                                        $2,618,403     $2,200,119
Work-in-progress                                        156,975          1,742
Finished goods                                        2,372,279      2,562,618
                                                     ----------     ----------
                                                     $5,147,657     $4,764,479
                                                     ==========     ==========


(9)    Segment Information and Enterprise Reporting

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

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


       Revenue by geographic destination and as a percentage of total revenue is as follows:

                                                        Three Months Ended
                                                   -----------------------------
                                                   March 31, 2001  April 1, 2000
                                                   --------------  -------------
                                                     (Unaudited)    (Unaudited)

Geographic Area by Destination
   Domestic                                          $6,795,320     $8,265,619
   International                                      2,067,500      1,393,758
                                                     ----------     ----------
                                                     $8,862,820     $9,659,377
                                                     ==========     ==========


                                                        Three Months Ended
                                                   -----------------------------
                                                   March 31, 2001  April 1, 2000
                                                   --------------  -------------
                                                     (Unaudited)    (Unaudited)
Geographic Area by Destination
   Domestic                                             77%             86%
   International                                        23              14
                                                       ---             ---
                                                       100%            100%
                                                       ===             ===

       Approximately 13% of the Company's revenue was derived from sales to Germany.

(10)   Initial Public Offering

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

(11)   Subsequent Event

       In April 2001, the Company loaned, on a full recourse basis, an aggregate of $1,081,000, to an officer, certain employees and a consultant of the Company. The loans are payable over periods ranging from four to five years and are secured by assets of the borrowers, including shares of the Company's common stock owned by the borrowers.

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


OVERVIEW

       We develop, manufacture and market an anesthesia monitoring system that we call the BIS system. The BIS system enables anesthesia providers to assess and manage a patient's level of consciousness during surgery. Our proprietary BIS system includes our BIS monitor or BIS Module Kit, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our disposable BIS Sensors. The BIS system is based on our patented core technology, the BIS index. Our latest generation monitor, the A-2000 BIS Monitor, was cleared for marketing by the Food and Drug Administration, or the FDA, in February 1998. Our other monitor products are the A-1000 Monitor, the A-1050 EEG Monitor with BIS and the BIS Module Kit. After the introduction of the A-2000 BIS Monitor, we ceased active marketing in the United States of the A-1050 EEG Monitor. In addition to the disposable BIS Sensor, we offer the Zipprep EEG Electrode.

       We follow a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on the Saturday closest to the end of the calendar month and the last month of the fiscal year always ends on December 31.

       We offer customers the option either to purchase the BIS monitors outright or to acquire the BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. These customers are granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 2% and 10% of revenue in the three months ended March 31, 2001 and April 1, 2000, respectively.

       Under certain circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, these customers receive the right to use the BIS monitors for a mutually agreed-upon period of time. During this period, these customers purchase BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of this period, these customers have the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us.

       We derive our revenue primarily from sales of monitors, including related accessories, BIS Module Kits, and sales of disposable sensors. In the three months ended March 31, 2001 and April 1, 2000, revenue from the sale of monitors and BIS Module Kits represented approximately 32% and 46%, respectively, of our revenue, and revenue from the sale of disposable sensors represented approximately 68% and 54%, respectively, of our revenue. We believe that, as a result of continued revenue from the sale of BIS Module Kits and the recent receipt by our Japanese distributor of marketing approval from Japan's Ministry of Health and Welfare to sell the A-2000 BIS Monitor in Japan, revenue from the sale of disposable sensors, as a percentage of total revenue, will remain steady or decline slightly in the second fiscal quarter of 2001.

       Revenue from domestic sales in the three months ended March 31, 2001 and April 1, 2000 was approximately $6.8 million and $8.3 million, respectively, which represented approximately 77% and 86%, respectively, of our revenue. Revenue from international sales in the three months ended March 31, 2001 and April 1, 2000 was approximately $2.1 million and $1.4 million, respectively, which represented approximately 23% and 14%, respectively, of our revenue. Revenue from international sales in the three months ended March 31, 2001 included revenue from the sale of BIS Module Kits to an original equipment manufacturer. The Company believes that approximately 70% of the original equipment manufacturer's BIS modules will be placed in the United States and will contribute to domestic sensor revenue in future quarters.

       In December 1998 and March 1999, we established subsidiaries in The Netherlands and the United Kingdom, respectively, to facilitate our entry into the international market. We are developing our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. We expect to enhance our international third-party distribution program through direct sales efforts and to support our customers with clinical specialists. In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Japan's Ministry of Health and Welfare approved our A-1050 EEG Monitor with BIS for marketing in Japan. Sales to Nihon Kohden represented approximately 68% of international revenue in the three months ended April 1, 2000. There was no revenue from the sale of monitors or disposable sensors to Nihon Kohden in the three months ended March 31, 2001, as Nihon Kohden postponed new purchases until such time that they receive marketing approval for the A-2000 BIS Monitor. In May 2001, Japan's Ministry of Health and Welfare approved our A-2000 BIS Monitor for marketing in Japan, and as a result of this approval, we believe that we will begin shipment of A-2000 BIS Monitors to Japan in the second fiscal quarter of 2001. Effective September 1, 2000, we entered into an agreement with Datex-Ohmeda Division of Instrumentarium Corporation under which Datex-Ohmeda has agreed to act as a nonexclusive distributor of our A-2000 BIS Monitor and related products in some territories outside the United States.

RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, information expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

                                                       Three Months Ended
                                                  ------------------------------
                                                  March 31, 2001   April 1, 2000
                                                  --------------   -------------

Revenue                                                 100%            100%
Costs and expenses:
    Costs of revenue                                     31              32
    Research and development                             20              14
    Sales and marketing                                  79              49
    General and administrative                           23              13
                                                       ----            ----
             Total costs and expenses                   153             108
                                                       ----            ----

Loss from operations                                    (53)             (8)
Interest income, net                                     10               8
                                                       ----            ----
Net income (loss)                                       (43)%             0%
                                                       ====            ====


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED APRIL 1, 2000

Revenue. Our revenue decreased to approximately $8.9 million in the three months ended March 31, 2001 from approximately $9.7 million in the three months ended April 1, 2000, a decrease of approximately 8%. Revenue from the sale of monitors and BIS Module Kits decreased to approximately $2.8 million in the three months ended March 31, 2001 from approximately $4.4 million in the three months ended April 1, 2000, a decrease of approximately 37%. The decrease in revenue from the sale of monitors and BIS Module Kits was the result of a decrease of approximately 52% in the number of monitors sold, partially offset by approximately $774,000 of revenue from the sale of BIS Module Kits. There were two primary factors that contributed to the decrease in revenue from monitor sales in the three months ended March 31, 2001 as compared to the three months ended April 1, 2000. First, as a result of the FDA approval of a competitive monitoring product, domestic customers have elected to delay purchase decisions until they have had an opportunity to evaluate the competitive product. Second, during the three months ended March 31, 2001, we did not have any revenue from the sale of monitors to our Japanese distributor, which in the three months ended April 1, 2000, accounted for approximately $838,000 of our international revenue from the sale of monitors. This decrease in revenue from the reduction in the sale of monitors in Japan was partially offset by an increase of approximately $651,000 in international revenue from the sale of monitors outside of Japan. This increase in international revenue from the sale of monitors resulted from an increase of approximately 368% in the number of international monitors sold outside of Japan.

       Revenue from the sale of disposable sensors increased to approximately $6.1 million in the three months ended March 31, 2001 from approximately $5.3 million in the three months ended April 1, 2000, an increase of approximately 16%. The increase in revenue from the sale of disposable sensors was primarily attributable to an increase of approximately 13% in the number of disposable sensors sold as a result of growth in the installed base of monitors.

       Our gross profit was approximately 69% of revenue in the three months ended March 31, 2001 as compared to a gross profit of approximately 68% of revenue in the three months ended April 1, 2000. This slight increase in the gross profit percentage in the three months ended March 31, 2001 as compared to the three months ended April 1, 2000 was primarily attributable to an increase in sales of disposable sensors, which have a higher profit margin than monitors, as a percentage of revenue. Disposable sensors accounted for approximately 69% of the increase in gross profit and BIS Module Kits accounted for the remaining increase in gross profit in the three months ended March 31, 2001 as compared to the three months ended April 1, 2000. We expect that sales of higher-margin disposable sensors, as a percentage of revenue, will continue to represent the majority of our sales as the installed base of monitors and BIS Module Kits continues to grow and we continue to increase our investments in clinical education in an effort to enhance use of the BIS system, and accordingly, to increase sensor volume and revenue.

Research and Development. Research and development expenses increased to approximately $1.8 million in the three months ended March 31, 2001 from approximately $1.4 million in the three months ended April 1, 2000, an increase of approximately 33%. The increase in research and development expenses for the three months ended March 31, 2001 as compared to the three months ended April 1, 2000, was attributable to an increase of approximately 36% in research and development personnel and related payroll and other expenses, an increase of approximately 11% in clinical studies, and increased costs incurred in connection with the continued product development efforts related to the BIS Sensor XP and BIS Pediatric Sensor, each of which was recently approved by the FDA, the BIS Module Kit and product improvement efforts related to the A-2000 BIS Monitor. We expect research and development expenses to increase as we continue to invest in the development of product improvements, product extensions and new applications for our technology.

Sales and Marketing. Sales and marketing expenses increased to approximately $7.0 million in the three months ended March 31, 2001 from approximately $4.7 million in the three months ended April 1, 2000, an increase of approximately 48%. The increase in sales and marketing expenses in the three months ended March 31, 2001 as compared to the three months ended April 1, 2000 was attributable to an increase of approximately 45% in sales and marketing personnel and related payroll and other expenses, an increase of approximately 20% in external consultant and contractor expenses primarily relating to our investment in new sales and marketing programs, an increase of approximately 7% in operating expenses associated with our international subsidiaries, and an increase of approximately 5% in fees and commissions related to the agreements with group purchasing organizations, original equipment manufacturers and distributors. We expect sales and marketing expenses to increase as we continue to expand our international operations, leverage our existing relationships with group purchasing organizations, pursue additional relationships with group purchasing organizations, increase our sales and marketing programs and engage in activities to further educate and promote the use of the BIS system by our customers.

General and Administrative. General and administrative expenses increased to approximately $2.1 million in the three months ended March 31, 2001 from approximately $1.3 million in the three months ended April 1, 2000, an increase of approximately 62%. The increase in general and administrative expenses in the three months ended March 31, 2001 as compared to the three months ended April 1, 2000 was attributable to an increase of approximately 32% in general and administrative personnel and related payroll and other expenses, excluding a decrease of approximately $176,000 in compensation related to stock option grants. The increase also included an increase of approximately $159,000 in professional services fees and an increase of approximately $203,000 in expenses related to our annual report and other fees and expenses related to being a public company. We expect general and administrative expenses to increase as we increase the number of personnel and related resources required to support our growth.

Interest Income (Expense). Net Interest income increased to approximately $922,000 in the three months ended March 31, 2001 from approximately $786,000 in the three months ended April 1, 2000, an increase of approximately 17%. Interest income increased to approximately $1.0 million in the three months ended March 31, 2001 from approximately $988,000 in the comparable period in 2000, an increase of approximately 5%. The increase in interest income was primarily attributable to a higher average balance of cash and investments partially offset by a decline in the interest rates on certain of our investments. Interest expense decreased to approximately $118,000 in the three months ended March 31, 2001 from approximately $202,000 in the comparable period in 2000, a decrease of approximately 41%. The decrease in interest expense in the three months ended March 31, 2001 was a result of lower average outstanding debt obligations resulting from payments under our debt obligations partially offset by additional debt obligations related to the sale of a portion of our investments in sales-type leases. We expect interest income to decrease in the second quarter of 2001 as compared to the interest income in the second quarter of 2000 as a result of lower cash and investments balances resulting from continued operating losses and other uses of cash and lower market interest rates.

Net Income (Loss). As a result of the factors discussed above, in the three months ended March 31, 2001 we had a net loss of approximately $3.8 million as compared to net income of approximately $26,000 in the three months ended April 1, 2000.


LIQUIDITY AND CAPITAL RESOURCES

       From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. Through March 31, 2001, we raised approximately $67.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $3.7 million of financing related to our investments in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. At March 31, 2001, we had committed approximately $10,000 primarily for the purchase of equipment related to improvements in our monitor and disposable sensor production lines.

       Working capital at March 31, 2001 was approximately $55.1 million compared to approximately $58.5 million at December 31, 2000. The decrease in working capital from December 31, 2000 to March 31, 2001 was primarily attributable to continued net operating losses of approximately $3.8 million, increases in accounts receivable of approximately $780,000 and inventory of approximately $383,000 and decreases in accrued liabilities of approximately $528,000 and deferred revenue of approximately $184,000, offset by a decrease in investment in sales-type leases of approximately $414,000.

       We used approximately $4.7 million of cash for operations in the three months ended March 31, 2001 as compared to approximately $2.3 million in the three months ended April 1, 2000. Cash used for operations during this period was primarily driven by operating losses, increases in net accounts receivable and inventory and a decrease in accrued liabilities and deferred revenue, offset by a decrease in investment in sales-type leases.

       We received approximately $7.0 million of cash from investing activities in the three months ended March 31, 2001 as compared to using approximately $39.2 million in the three months ended April 1, 2000. The cash received from investing activities in the three months ended March 31, 2001 was primarily the result of the sales and maturities of our investments in marketable securities as compared to the investment of the proceeds from our initial public offering of common stock in the three months ended April 1, 2000. Capital expenditures were approximately $475,000 for the three months ended March 31, 2001 primarily for improvements to our information systems and additions to demonstration equipment as compared to approximately $1.7 million in the three months ended April 1, 2000 which was used primarily for manufacturing equipment and leasehold improvements to our new facility.

       We used approximately $262,000 of cash for financing activities in the three months ended March 31, 2001 as compared to receiving approximately $54.7 million of cash from financing activities in the three months ended April 1, 2000. Cash used for financing activities in the three months ended March 31, 2001 was primarily the result of payments on our debt obligations as compared to cash received from the closing of our initial public offering in the three months ended April 1, 2000.

       In April 2001, we loaned, on a full recourse basis, an aggregate of $1,081,000, to an officer, certain employees and a consultant. The loans are payable over periods ranging from four to five years and are secured by assets of the borrowers, including shares of our common stock owned by the borrowers.

       We anticipate that the level of capital expenditures in the second fiscal quarter of 2001 will remain consistent with that of the first fiscal quarter.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivatives and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Effective January 1, 2001, we adopted SFAS No. 133, as amended. The adoption of SFAS No. 133, as amended, did not have a material effect on our financial condition and results of operations as we do not currently hold any derivative instruments or engage in hedging activities.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

       This Quarterly Report on Form 10-Q includes forward looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending June 30, 2001. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

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

       Clinicians have reported to us a total of 68 cases of possible surgical awareness during surgical procedures monitored with the BIS system as of March 31, 2001. In most of the 68 cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness in these patients. However, in a small number of these reported cases, surgical awareness may not have been detected by monitoring with the BIS system. Not all cases of surgical awareness during surgical procedures monitored with the BIS system may be reported to us, and we have not systematically solicited reports of surgical awareness. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of surgical awareness that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although we do not claim that patient monitoring with the BIS system will reduce the incidence of surgical awareness, we may be subject to product liability claims for cases of surgical awareness during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages.

WE MAY NOT BE ABLE TO COMPETE WITH NEW PRODUCTS OR ALTERNATIVE TECHNIQUES DEVELOPED BY OTHERS, WHICH COULD IMPAIR OUR ABILITY TO REMAIN COMPETITIVE AND ACHIEVE FUTURE GROWTH.

       The medical industry in which we market our products is characterized by rapid product development and technological advances. Our revenue has been adversely affected by commercial introduction of an FDA-approved competitive anesthesia monitoring product. If we do not compete effectively with this new monitoring product, our revenue will be adversely affected. Our current or planned products are at risk of obsolescence from:

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

IF WE DO NOT DEVELOP AND IMPLEMENT A SUCCESSFUL SALES AND MARKETING STRATEGY, WE WILL NOT EXPAND OUR BUSINESS.

       In 2000 we experienced higher than anticipated turnover in our direct sales force and we underestimated the impact that this turnover in our direct sales force would have on our sales efforts. Until the newly hired sales representatives become experienced with respect to our products, customer base and sales programs, our sales efforts will be adversely affected. If we continue to experience high turnover in our direct sales force, we will not be able to sustain and grow our product revenue. In addition, our current sales and marketing operation is not sufficient to achieve the level of market awareness and sales we need to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

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

IN ORDER TO REACH THE LEVEL OF SALES WE NEED TO ACHIEVE PROFITABILITY, WE NEED TO FURTHER DEVELOP OUR DIRECT AND INDIRECT SALES CHANNELS.

       In order to increase our sales, we need to continue to add domestic and international distributors, original equipment manufacturers and other sales channels and increase sales through these channels. In addition, we need to hire and train more sales persons and clinical specialists. We are also implementing new sales and marketing programs and clinical education programs to promote the use of our BIS system by our customers. If we do not further develop our direct and indirect sales channels and successfully implement new sales and marketing programs and clinical education programs, we will not reach the level of sales necessary to achieve profitability.

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

       A component of our growth strategy is to expand our presence in foreign markets. We conduct international business primarily in Europe and Japan and we are attempting to increase the number of countries in which we do business. It is costly to establish international facilities and operations and to promote the BIS system in international markets. In addition, we have little experience in marketing and distributing products for these markets. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations.

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

       -      delays in regulatory approval of our products;

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECREASE.

       Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including the timing and volume of customer orders for our BIS system, use of and demand for our BIS Sensors, customer cancellations, introduction of competitive products, changes in management, turnover in our sales force, reductions in orders by our distribution partners and the timing and amount of our expenses. Because of these fluctuations, it is likely that in some future quarter or quarters our operating results could again fall below the expectations of securities analysts or investors. If our quarterly operating results are below expectations in the future, the market price of our stock would also be likely to decrease. In addition, because we do not have a significant backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals are increasingly experiencing financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debts in any quarter.

VARIOUS MARKET FACTORS MAY ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS DURING THE SECOND FISCAL QUARTER OF 2001 AND FOR THE YEAR ENDING DECEMBER 31, 2001.

       Various factors may adversely affect our quarterly operating results during the second fiscal quarter of 2001 and the year ending December 31, 2001. We are facing increased competition in the domestic level of consciousness monitoring market as a result of a new monitoring system approved by the FDA in mid-2000. Second, during 2000 we experienced higher than anticipated turnover in our direct sales force. This may adversely impact our revenue for the second fiscal quarter of 2001, depending in part on both the timing of when the newly hired sales representatives become experienced with respect to our products, customer base and sales programs and if the high turnover in our direct sales force continues. Third, in 2000 we underestimated the amount of clinical education necessary to bring our installed base up to expected sensor utilization levels. This may adversely impact our revenue for the second fiscal quarter of 2001, depending in part on the timing and effectiveness of our new clinical education programs.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS.

       We are facing increased competition in the domestic level of consciousness monitoring market as a result of a new monitoring system approved by the FDA in mid-2000. This product is marketed by a well-established medical products company with significant resources. We may not be able to compete effectively with this and other potential competitors. We may also face substantial competition from companies developing sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Most of our revenue, expenses and capital spending are transacted in U.S. dollars. However, a portion of our revenue is transacted in Euros and the expenses and capital spending of our international subsidiaries are transacted in local currency. As a result, changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. We do not use derivative instruments to hedge our foreign exchange risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances, marketable securities, investment in sales-type leases and our commercial loan agreement with Imperial Bank. The majority of our investments are in short-term instruments and subject to fluctuations in U.S. interest rates and market conditions. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

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

                The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through March 31, 2001, we used approximately $5.6 million of the net proceeds for the acquisition of machinery and equipment and for leasehold improvements to our new facility in Newton, Massachusetts. In addition, from January 27, 2000 through March 31, 2001, we used approximately $11.1 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of March 31, 2001, we had approximately $37.9 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                3.1     Amended and Restated By-Laws of the Registrant.

                10.1 Promissory Note, dated April 10, 2001 made in favor of Registrant by Nassib G. Chamoun, together with Pledge Agreement, dated as of April 10, 2001, by and between the Registrant and Nassib G. Chamoun.

        (b)     Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ASPECT MEDICAL SYSTEMS, INC.




Date:  May 11, 2001             By: /s/ J. Neal Armstrong
                                    --------------------------------------------
                                    J. Neal Armstrong
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT
------    -------

  3.1     Amended and Restated By-Laws of the Registrant.

 10.1 Promissory Note, dated April 10, 2001 made in favor of Registrant by Nassib G. Chamoun, together with Pledge Agreement, dated as of April 10, 2001, by and between the Registrant and Nassib G. Chamoun.