Form 10-Q
period 2001-06-30
ASPECT MEDICAL SYSTEMS INC
filed 2001-08-13
CIK 886235

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 YES [X] NO [ ]

The Registrant had 17,663,134 shares of Common Stock, $0.01 par value per share, outstanding as of August 8, 2001.

                          ASPECT MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----

PART I.   FINANCIAL INFORMATION                                                                           1

Item 1.   Financial Statements (Unaudited)                                                                1

          Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                           1

          Consolidated Statements of Operations for the Three and Six Months Ended
          June 30, 2001 and July 1, 2000                                                                  2

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2001 and July 1, 2000                                                                  3

          Notes to Consolidated Financial Statements                                                      4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      22

PART II.  OTHER INFORMATION                                                                               23

Item 1.   Legal Proceedings                                                                               23

Item 2.   Changes in Securities and Use of Proceeds                                                       23

Item 3.   Defaults Upon Senior Securities                                                                 23

Item 4.   Submission of Matters to a Vote of Security Holders                                             23

Item 5.   Other Information                                                                               24

Item 6.   Exhibits and Reports on Form 8-K                                                                24

SIGNATURE                                                                                                 25

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,         December 31,
                                                                                2001               2000
                                                                           -------------       -------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $  21,394,709       $  23,776,617
   Marketable securities                                                      26,723,745          34,712,325
   Accounts receivable, net of allowance of $422,000 at June 30, 2001
     and December 31, 2000                                                     6,016,518           3,665,572
   Current portion of investment in sales-type leases                          1,503,650           1,677,312
   Inventory                                                                   6,257,757           4,764,479
   Other current assets                                                        1,324,536           1,542,597
                                                                           -------------       -------------
           Total current assets                                               63,220,915          70,138,902
Property and equipment, net                                                    6,482,628           6,807,192
Long-term investment in sales-type leases                                      1,856,242           2,465,139
Other long-term assets                                                         1,249,276                  --
                                                                           -------------       -------------
           Total assets                                                    $  72,809,061       $  79,411,233
                                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                       $     906,837       $   2,530,707
   Working capital line of credit                                              3,000,000                  --
   Accounts payable                                                            2,356,193           1,877,295
   Accrued liabilities                                                         6,629,561           6,473,887
   Deferred revenue                                                              296,437             802,489
                                                                           -------------       -------------
           Total current liabilities                                          13,189,028          11,684,378
                                                                           -------------       -------------
Deferred revenue                                                               1,318,538           1,136,676
Long-term debt                                                                 1,342,750           2,616,657
                                                                           -------------       -------------
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; 5,000,000 shares authorized, no
     shares issued or outstanding                                                     --                  --
   Common Stock, $.01 par value; 60,000,000 shares authorized,
     17,631,941 and 17,377,257 shares issued and outstanding at June
     30, 2001 and December 31, 2000, respectively                                176,319             173,773
   Additional paid-in capital                                                125,812,672         124,934,402
   Warrants                                                                      121,684             121,684
   Notes receivable from employees and directors                                (338,051)           (510,787)
   Deferred compensation                                                         (58,080)            (75,043)
   Accumulated other comprehensive income                                         41,449              63,029
   Accumulated deficit                                                       (68,797,248)        (60,733,536)
                                                                           -------------       -------------
           Total stockholders' equity                                         56,958,745          63,973,522
                                                                           -------------       -------------
           Total liabilities and stockholders' equity                      $  72,809,061       $  79,411,233
                                                                           =============       =============


        The accompanying notes are an integral part of these consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended                  Six Months Ended
                                       ------------------------------      -----------------------------
                                       June 30, 2001     July 1, 2000      June 30, 2001    July 1, 2000
                                       -------------     ------------      -------------    ------------
                                        (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)

Revenue                                 $ 8,973,021       $11,066,167       $17,835,841       $20,725,544
Costs and expenses:
    Costs of revenue                      2,880,525         3,382,298         5,651,137         6,465,435
    Research and development              1,822,437         1,448,930         3,618,560         2,802,749
    Sales and marketing                   7,226,062         5,212,576        14,186,981         9,926,629
    General and administrative            2,034,921         1,725,900         4,089,518         2,994,513
                                        -----------       -----------       -----------       -----------
          Total costs and expenses       13,963,945        11,769,704        27,546,196        22,189,326
                                        -----------       -----------       -----------       -----------

Loss from operations                     (4,990,924)         (703,537)       (9,710,355)       (1,463,782)
Interest income                             828,816         1,266,716         1,869,491         2,254,731
Interest expense                           (104,397)         (170,173)         (222,848)         (372,143)
                                        -----------       -----------       -----------       -----------
Net income (loss)                       $(4,266,505)      $   393,006       $(8,063,712)      $   418,806
                                        ===========       ===========       ===========       ===========

Net income (loss) per share:
    Basic                               $     (0.24)      $      0.02       $     (0.46)      $      0.03
    Diluted                             $     (0.24)      $      0.02       $     (0.46)      $      0.03

Shares used in computing net
    income (loss) per share:
    Basic                                17,540,372        16,933,787        17,499,628        14,249,675
    Diluted                              17,540,372        19,395,504        17,499,628        16,749,812


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Six Months Ended
                                                                        ------------------------------
                                                                        June 30, 2001     July 1, 2000
                                                                        -------------     ------------
                                                                         (Unaudited)       (Unaudited)

Cash flows from operating activities:
   Net income (loss)                                                    $ (8,063,712)      $    418,806
   Adjustments to reconcile net income (loss) to net cash used for operating activities -
     Depreciation and amortization                                         1,250,646            723,320
     Provision for doubtful accounts                                              --             15,000
     Compensation expense related to stock options                            36,042            402,174
     Changes in assets and liabilities -
       Increase in accounts receivable                                    (2,233,538)        (2,273,218)
       Increase in inventory                                              (1,493,278)        (1,460,090)
       Decrease (increase) in other assets                                    89,424           (245,842)
       Decrease (increase) in investment in sales-type leases                782,559           (122,021)
       Increase in accounts payable                                          478,898            324,116
       Increase (decrease) in accrued liabilities                            155,674           (170,414)
       Decrease in deferred revenue                                         (324,190)          (596,033)
                                                                        ------------       ------------
          Net cash used for operating activities                          (9,321,475)        (2,984,202)
                                                                        ------------       ------------

Cash flows from investing activities:
   Loans to related parties                                               (1,120,639)                --
   Acquisition of property and equipment                                    (926,082)        (3,608,546)
   Purchases of marketable securities                                    (11,150,394)       (46,397,516)
   Proceeds from sales and maturities of marketable securities            19,117,395         20,750,000
                                                                        ------------       ------------
          Net cash provided by (used for) investing activities             5,920,280        (29,256,062)
                                                                        ------------       ------------

Cash flows from financing activities:
   Proceeds from working capital line of credit                            3,000,000                 --
   Principal payments on equipment loan                                     (720,670)          (360,335)
   Principal payments on term loan                                        (1,884,933)          (471,230)
   Proceeds from sale of investment in sales-type leases                     283,528          1,020,070
   Principal payments on debt related to investment in sales-type
     leases                                                                 (575,703)          (347,330)
   Proceeds from issuance of common stock                                    744,329         54,971,766
   Payments received on notes receivable from employees and
     directors                                                               172,736             26,157
                                                                        ------------       ------------
          Net cash provided by financing activities                        1,019,287         54,839,098
                                                                        ------------       ------------
Net (decrease) increase in cash and cash equivalents                      (2,381,908)        22,598,834
Cash and cash equivalents, beginning of period                            23,776,617         13,535,364
                                                                        ------------       ------------
Cash and cash equivalents, end of period                                $ 21,394,709       $ 36,134,198
                                                                        ============       ============

Supplemental disclosure of cash flow information:
   Interest paid                                                        $    246,027       $    365,693
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

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.

(2)  Computation of Net Income (Loss) Per Share

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, basic income (loss) per share amounts for the three and six months ended June 30, 2001 and July 1, 2000 were computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted income (loss) per share amounts for the periods presented were computed by dividing net income (loss) by the weighted average common and dilutive potential common shares outstanding, computed in accordance with the treasury stock method. The computation of basic and diluted income
(loss) per share amounts are as follows:

                                                          Three Months Ended                 Six Months Ended
                                                   -------------------------------      -------------------------------
                                                   June 30, 2001      July 1, 2000      June 30, 2001      July 1, 2000
                                                   -------------      ------------      -------------      ------------
                                                    (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
BASIC INCOME (LOSS) PER SHARE
   COMPUTATION
   Numerator:
   Net income (loss) available to common
     stockholders                                   $ (4,266,505)      $    393,006      $ (8,063,712)      $    418,806
                                                    ------------       ------------      ------------       ------------
  Denominator:
  Weighted average common shares outstanding          17,540,372         16,933,787        17,499,628         14,249,675
                                                    ------------       ------------      ------------       ------------
  Basic income (loss) per share                     $      (0.24)      $       0.02      $      (0.46)      $       0.03
                                                    ============       ============      ============       ============
DILUTED INCOME (LOSS) PER SHARE
   COMPUTATION
   Numerator:
   Net income (loss) available to common
     stockholders                                   $ (4,266,505)      $    393,006      $ (8,063,712)      $    418,806
                                                    ------------       ------------      ------------       ------------
  Denominator:
  Weighted average common shares outstanding          17,540,372         16,933,787        17,499,628         14,249,675
  Dilutive effect of assumed exercise of
     warrants                                                 --            124,977                --            123,938
  Dilutive effect of assumed exercise of stock
     options                                                  --          2,255,113                --          2,281,278
  Dilutive effect of restricted stock                         --             81,627                --             94,921
                                                    ------------       ------------      ------------       ------------
  Weighted average common and dilutive
     potential common shares outstanding              17,540,372         19,395,504        17,499,628         16,749,812
                                                    ------------       ------------      ------------       ------------
  Diluted income (loss) per share                   $      (0.24)      $       0.02      $      (0.46)      $       0.03
                                                    ============       ============      ============       ============

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The Company has excluded all shares of restricted common stock that are subject to repurchase by the Company from the weighted average number of common shares outstanding. For the three and six months ended June 30, 2001, the Company has excluded 1,158,000 and 1,140,000 shares, respectively, related to restricted common stock subject to repurchase and common stock issuable pursuant to the exercise of stock options and warrants from the calculation of the Company's diluted earnings per share because the inclusion of these shares would have been antidilutive as a result of the Company's net loss position.


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


(5)  Comprehensive Income (Loss)

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive income (loss) is as follows:

                                             Three Months Ended                 Six Months Ended
                                       ------------------------------     ------------------------------
                                       June 30, 2001     July 1, 2000     June 30, 2001     July 1, 2000
                                       -------------     ------------     -------------     ------------
                                        (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)

Net income (loss)                       $(4,266,505)      $   393,006       $(8,063,712)      $   418,806
Other comprehensive income (loss):
    Unrealized loss on marketable
      securities                            (18,402)          (39,806)          (21,580)          (82,605)
                                        -----------       -----------       -----------       -----------
Comprehensive income (loss)             $(4,284,907)      $   353,200       $(8,085,292)      $   336,201
                                        ===========       ===========       ===========       ===========

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(6)  Investment in Sales-Type Leases

     The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                             June 30,        December 31,
                                               2001             2000
                                            -----------      ------------
                                            (Unaudited)

Total minimum lease payments receivable      $4,141,671      $5,143,738
  Less-- unearned interest                      781,779       1,001,287
                                             ----------      ----------
Net investment in sales-type leases           3,359,892       4,142,451
  Less-- current portion                      1,503,650       1,677,312
                                             ----------      ----------
                                             $1,856,242      $2,465,139
                                             ==========      ==========


(7)  Inventory

     Inventory consists of the following:

                                              June 30,      December 31,
                                                2001            2000
                                             -----------    ------------
                                             (Unaudited)

Raw materials                                $2,711,557      $2,200,119
Work-in-progress                                138,201           1,742
Finished goods                                3,407,999       2,562,618
                                             ----------      ----------
                                             $6,257,757      $4,764,479
                                             ==========      ==========


(8)  Segment Information and Enterprise Reporting

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 31, 1997. The Company operates in one reportable segment as it has one family of anesthesia monitoring systems. The Company does not disaggregate financial information by product or geographically, other than export sales by region and sales by product, for management purposes. Substantially all of the Company's assets are located within the United States. All of the Company's products are manufactured in the United States.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Revenue by geographic destination and as a percentage of total revenue is as follows:

                                        Three Months Ended                   Six Months Ended
                                  -------------------------------     ------------------------------
                                  June 30, 2001      July 1, 2000     June 30, 2001     July 1, 2000
                                  -------------      ------------     -------------     ------------
                                   (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
Geographic Area by Destination
   Domestic                         $ 6,708,441       $ 9,337,416       $13,503,761       $17,603,035
   International                      2,264,580         1,728,751         4,332,080         3,122,509
                                    -----------       -----------       -----------       -----------
                                    $ 8,973,021       $11,066,167       $17,835,841       $20,725,544
                                    ===========       ===========       ===========       ===========

                                        Three Months Ended                    Six Months Ended
                                  --------------------------------      ------------------------------
                                  June 30, 2001       July 1, 2000      June 30, 2001     July 1, 2000
                                  -------------       ------------      -------------     ------------
                                   (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)

Geographic Area by Destination
   Domestic                                  75%               84%               76%               85%
   International                             25                16                24                15
                                    -----------       -----------       -----------       -----------
                                            100%              100%              100%              100%
                                    ===========       ===========       ===========       ===========


     No individual country accounted for more than 10% of the Company's total revenue for the three and six months ended June 30, 2001 and July 1, 2000.


(9)  Initial Public Offering

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


(10) Related Party Transactions

     In April 2001, the Company loaned, on a full recourse basis, an aggregate of $1,081,000, to an officer, certain employees and a consultant of the Company. The loans, included in other assets in the accompanying balance sheet as of June 30, 2001, are payable over periods ranging from four to five years and are in each case secured by assets of the borrower, including shares of the Company's common stock owned by the borrower.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(11) Loan Agreements

     In May 2001, the Company paid the outstanding principal on both the equipment portion and term loan portion of its loan agreement with a commercial bank. Following the termination of the loan agreement, the Company entered into an agreement with another commercial bank for a revolving line of credit. The revolving line of credit is for $5,000,000 and expires in May 2002 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit.

     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company. At June 30, 2001, $3,000,000 of the revolving line of credit was outstanding, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ significantly from the results discussed in such forward-looking statements. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change. See "Factors Affecting Future Operating Results" below.


OVERVIEW

     We develop, manufacture and market an anesthesia monitoring system that we call the BIS system. The BIS system is based on our patented core technology, the BIS index. The BIS system provides new information about a patient's status that allows clinicians to better assess and manage a patient's level of consciousness in the operating room and intensive care settings and administer the precise amount of anesthesia needed by each patient. Our proprietary BIS system includes our BIS monitor or BIS Module Kit, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our disposable BIS Sensors. Our latest generation monitor, the A-2000 BIS Monitor, was cleared for marketing by the Food and Drug Administration, or the FDA, in February 1998. Our other monitor products are the A-1000 Monitor, the A-1050 EEG Monitor with BIS and the BIS Module Kit. After the introduction of the A-2000 BIS Monitor, we ceased active marketing in the United States of the A-1050 EEG Monitor. In addition to the disposable BIS Sensor, we offer the Zipprep EEG Electrode.

     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

     We offer customers the option either to purchase the BIS monitors outright or to acquire the BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. These customers are granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 1% and 6% of revenue in the three months and 1% and 8% in the six months ended June 30, 2001 and July 1, 2000, respectively.

     Under certain circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, these customers are granted the right to use the BIS monitors for a mutually agreed-upon period of time. During this period, these customers purchase BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of this period, these customers have the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us.

     We derive our revenue primarily from sales of monitors, including related accessories, BIS Module Kits, and sales of disposable sensors. In the three months ended June 30, 2001 and July 1, 2000, revenue from the sale of monitors and BIS Module Kits represented approximately 30% and 48%, respectively, of our revenue, and revenue from the sale of disposable sensors represented approximately 70% and 52%, respectively, of our revenue. In the six months ended June 30, 2001 and July 1, 2000, revenue from the sale of monitors and BIS Module Kits represented approximately 31% and 47%, respectively, of our revenue, and revenue from the sale of disposable sensors represented approximately 69% and 53%, respectively, of our revenue. We believe that, as a result of increases in our installed base resulting from the sale of monitors, placements under the EP program, placements of BIS Module Kits by our original equipment manufacturers and the recent receipt by our Japanese distributor of marketing clearance from Japan's Ministry of Health, Labor and Welfare to sell the A-2000 BIS Monitor in Japan, revenue from the sale of disposable sensors, as a percentage of total revenue will remain steady in the third fiscal quarter of 2001.

     Revenue from domestic sales in the three months ended June 30, 2001 and July 1, 2000 was approximately $6.7 million and $9.3 million, respectively, which represented approximately 75% and 84%, respectively, of our revenue. For the six months ended June 30, 2001 and July 1, 2000, revenue from domestic sales was approximately $13.5 million and $17.6 million, respectively, which represented approximately 76% and 85%, respectively, of our revenue. Revenue from international sales in the three months ended June 30, 2001 and July 1, 2000 was approximately $2.3 million and $1.7 million, respectively, which represented approximately 25% and 16%, respectively, of our revenue. Revenue from international sales in the six months ended June 30, 2001 and July 1, 2000 was approximately $4.3 million and $3.1 million, respectively, which represented approximately 24% and 15%, respectively, of our revenue.

     In December 1998 and March 1999, we established subsidiaries in The Netherlands and the United Kingdom, respectively, to facilitate our entry into the international market. We are developing our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. We expect to enhance our international third-party distribution program through direct sales efforts and to support our customers with clinical specialists. In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Japan's Ministry of Health, Labor and Welfare approved our A-1050 EEG Monitor with BIS for marketing in Japan. In May 2001, Japan's Ministry of Health, Labor and Welfare approved our A-2000 BIS Monitor for marketing in Japan. As a result of the approval of the A-2000 BIS Monitor, we shipped 225 A-2000 BIS Monitors to Japan which increased revenue from Japan by 14% as compared to the second quarter of 2000. Sales to Nihon Kohden represented approximately 37% and 19%, respectively, of international revenue for the three and six month periods ended June 30, 2001 and approximately 42% and 54%, respectively, of international revenue for the three and six months period ended July 1, 2000. Effective September 1, 2000, we entered into an agreement with Datex-Ohmeda Division of Instrumentarium Corporation under which Datex-Ohmeda acts as a nonexclusive distributor of our A-2000 BIS Monitor and related products in some territories outside the United States.


RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, information expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.


                                             Three Months Ended        Six Months Ended
                                            --------------------      ------------------
                                            June 30,     July 1,      June 30,   July 1,
                                              2001        2000          2001      2000
                                            --------     -------      --------   -------
Revenue                                       100%         100%         100%       100%
Costs and expenses:
    Costs of revenue                           32           31           32         31
    Research and development                   20           13           20         14
    Sales and marketing                        81           47           79         48
    General and administrative                 23           15           23         14
                                              ---          ---          ---        ---
             Total costs and expenses         156          106          154        107
                                              ---          ---          ---        ---

Loss from operations                          (56)          (6)         (54)        (7)
Interest income, net                            8           10            9          9
                                              ---          ---          ---        ---
Net income (loss)                             (48)%          4%         (45)%        2%
                                              ===          ===          ===        ===

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JULY 1, 2000

Revenue. Our revenue decreased to approximately $9.0 million in the three months ended June 30, 2001 from approximately $11.1 million in the three months ended July 1, 2000, a decrease of approximately 19%. Our revenue decreased to approximately $17.8 million in the six months ended June 30, 2001 from approximately $20.7 million in the six months ended July 1, 2000, a decrease of approximately 14%. Revenue from the sale of monitors and BIS Module Kits decreased to approximately $2.7 million in the three months ended June 30, 2001 from approximately $5.3 million in the three months ended July 1, 2000, a decrease of approximately 48%. For the six months ended June 30, 2001, revenue from the sale of monitors and BIS Module Kits decreased to approximately $5.5 million from approximately $9.7 million in the six months ended July 1, 2000, a decrease of approximately 43%. There were three primary factors that contributed to the decrease in revenue for the three and six month periods ended June 30, 2001 as compared to the three and six month periods ended July 1, 2000. First, many of our customers obtained monitors under our Equipment Placement program which was introduced in the second half of 2000 and which had an adverse impact on our revenue from the sale of monitors. Under the Equipment Placement program, monitors are placed free of charge for customers willing to purchase sensors for a premium price. Second, because of the approval by the FDA of a competitive monitoring product, domestic customers have elected to delay purchase decisions until they have an opportunity to evaluate the competitive product. Third, revenue from Japan decreased approximately 51% in the six months ended June 30, 2001 as compared to the six months ended July 1, 2000 primarily because there was no revenue from Japan in the first quarter of 2001 as our Japanese distributor delayed purchases while awaiting marketing approval for our A-2000 BIS Monitor from Japan's Ministry of Health, Labor and Welfare, which was received in May 2001. The decrease in revenue from monitors and monitor related accessories for the three and six month periods ended June 30, 2001, was offset by an increase in sensor revenue of approximately 8% and 12%, respectively, over the three and six month periods ended July 1, 2000.

     Revenue from the sale of disposable sensors increased to approximately $6.3 million in the three months ended June 30, 2001 from approximately $5.8 million in the three months ended July 1, 2000, an increase of approximately 8%. Revenue from the sale of disposable sensors increased to approximately $12.3 million in the six months ended June 30, 2001 from approximately $11.0 million in the six months ended July 1, 2000, an increase of approximately 12%. The increase in revenue from the sale of disposable sensors was primarily attributable to an increase of approximately 7% and 10%, respectively, in the number of disposable sensors sold as a result of growth in the installed base of monitors and BIS Module Kits compared to the three and six month periods ended July 1, 2000.

     Our gross profit was approximately 68% of revenue in the three and six months ended June 30, 2001 as compared to a gross profit of approximately 69% of revenue in the three and six months ended July 1, 2000. The decrease in gross profit for the three and six months ended June 30, 2001 was primarily the result of the additional cost of sales related to the depreciation on monitors placed under our Equipment Placement program and monitors used by customers for evaluation purposes and the lower gross margin on the BIS Module Kits. Going forward, we expect that sales of higher-margin disposable sensors, as a percentage of revenue, will continue to represent the majority of our sales as the installed base of monitors and BIS Module Kits continues to grow and we increase our investments in sales and marketing in an effort to enhance the use of the BIS system, and accordingly, to increase sensor volume and revenue.

Research and Development. Research and development expenses increased to approximately $1.8 million in the three months ended June 30, 2001 from approximately $1.4 million in the three months ended July 1, 2000, an increase of approximately 26%. Research and development expenses increased to approximately $3.6 million in the six months ended June 30, 2001 from approximately $2.8 million in the six months ended July 1, 2000, an increase of approximately 29%. The increase in research and development expenses for the three and six months ended June 30, 2001 as compared to the three and six months ended July 1, 2000, was primarily attributable to an increase of approximately 49% and 43%, respectively, in research and development personnel and related payroll and other expenses, an increase of approximately 24% and 17%, respectively, in clinical study expenses, and an increase of approximately 30% and 17%, respectively, in external consultants and contractor expenses. In addition, the increase in research and development expenses for the three and six months ended June 30, 2001 as compared to the three and six months ended July 1, 2000, was attributable to increased costs incurred in connection with the continued product development efforts related to the BIS Sensor XP and BIS Pediatric Sensor, each of which was recently approved by the FDA, the BIS Module Kit and product improvement efforts related to the A-2000 BIS Monitor. We expect research and development expenses to increase slightly as we continue to invest in the development of product improvements, product extensions and new applications for our technology.

Sales and Marketing. Sales and marketing expenses increased to approximately $7.2 million in the three months ended June 30, 2001 from approximately $5.2 million in the three months ended July 1, 2000, an increase of approximately 39%. Sales and marketing expenses increased to approximately $14.2 million in the six months ended June 30, 2001 from approximately $10.0 million in the six months ended July 1, 2000, an increase of approximately 43%. The increase in sales and marketing expenses in the three and six months ended June 30, 2001 as compared to the three and six months ended July 1, 2000 was primarily attributable to an increase of approximately 42% and 52%, respectively, in sales and marketing personnel and related payroll and other expenses, an increase of approximately 26% and 23%, respectively, in external consultant expenses primarily relating to our investment in new sales and marketing programs, an increase of approximately 12% and 10%, respectively, in operating expenses associated with our international subsidiaries, and an increase of approximately 6% and 5%, respectively, in fees and commissions related to the agreements with group purchasing organizations, original equipment manufacturers and distributors. We expect sales and marketing expenses to increase as we continue to expand our international operations, leverage our existing relationships with group purchasing organizations, pursue additional relationships with group purchasing organizations, enhance our sales and marketing programs and engage in activities to further educate and promote the use of the BIS system by our customers.

General and Administrative. General and administrative expenses increased to approximately $2.0 million in the three months ended June 30, 2001 from approximately $1.7 million in the three months ended July 1, 2000, an increase of approximately 18%. General and administrative expenses increased to approximately $4.1 million in the six months ended June 30, 2001 from approximately $3.0 million in the six months ended July 1, 2000, an increase of approximately 37%. The increase in general and administrative expenses in the three and six months ended June 30, 2001 as compared to the three and six months ended July 1, 2000 was attributable to an increase of approximately 41% and 18%, respectively, in general and administrative personnel and related payroll and other expenses. The increase also included an increase in expenses related to enhancements of our investor relations capabilities, insurance expenses, other professional services, and information systems of approximately 51% and 44%, respectively. We expect general and administrative expenses to increase as we increase the number of personnel and related resources required to support our growth.

Interest Income (Expense). Net interest income decreased to approximately $724,000 in the three months ended June 30, 2001 from approximately $1.1 million in the three months ended July 1, 2000, a decrease of approximately 34%. Net interest income decreased to approximately $1.7 million in the six months ended June 30, 2001 from approximately $1.9 million in the six months ended July 1, 2000, a decrease of approximately 13%. Interest income decreased to approximately $829,000 in the three months ended June 30, 2001 from approximately $1.3 million in the comparable period in 2000, a decrease of approximately 35%. Interest income decreased to approximately $1.9 million in the six months ended June 30, 2001 from approximately $2.3 million in the six months ended July 1, 2000, a decrease of approximately 17%. The decrease in interest income is primarily attributable to lower cash and investment balances resulting from continued operating losses and other uses of cash and lower interest rates on our investments. Interest expense decreased to approximately $104,000 in the three months ended June 30, 2001 from approximately $170,000 in the comparable period in 2000, a decrease of approximately 39%. Interest expense decreased to approximately $223,000 in the six months ended June 30, 2001 from approximately $372,000 in the six months ended July 1, 2000, a decrease of approximately 40%. The decrease in interest expense in the three and six months ended June 30, 2001 was a result of the repayment of our equipment and term loans in May 2001 in addition to lower average outstanding debt obligations resulting from payments under our other debt obligations.

Net Income (Loss). As a result of the factors discussed above, in the three and six months ended June 30, 2001, we had a net loss of approximately $4.3 million and $8.1 million, respectively, as compared to net income of approximately $393,000 and $419,000 in the three and six months ended July 1, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. Through June 30, 2001, we raised approximately $67.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $3.7 million of financing related to our investments in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2001, we entered into an agreement with a commercial bank for a $5.0 million revolving line of credit which expires in May 2002. At June 30, 2001, $3.0 million was outstanding under this line of credit.

     Working capital at June 30, 2001 was approximately $50.0 million compared to approximately $58.5 million at December 31, 2000. The decrease in working capital from December 31, 2000 to June 30, 2001 was primarily attributable to continued net operating losses of approximately $8.1 million.

     We used approximately $9.3 million of cash for operations in the six months ended June 30, 2001 as compared to approximately $3.0 million in the six months ended July 1, 2000. Cash used for operations during this period was primarily driven by operating losses, increases in net accounts receivable of approximately $2.2 million, inventory of approximately $1.5 million, and a decrease in deferred revenue of approximately $324,000, offset by a decrease in investment in sales-type leases of approximately $783,000.

     We received approximately $5.9 million of cash from investing activities in the six months ended June 30, 2001 as compared to using approximately $29.3 million in the six months ended July 1, 2000. The cash received from investing activities in the six months ended June 30, 2001 was primarily the result of the sales and maturities of our investments in marketable securities as compared to the investment of the proceeds from our initial public offering of common stock in the six months ended July 1, 2000. Capital expenditures were approximately $926,000 for the six months ended June 30, 2001 primarily for improvements to our information systems and additions to demonstration equipment as compared to approximately $3.6 million in the six months ended July 1, 2000 which was used primarily for manufacturing equipment and leasehold improvements to our new facility. In April 2001, we loaned, on a full recourse basis, an aggregate of $1,081,000, to an officer, certain employees and a consultant. The loans are payable over periods ranging from four to five years and each is secured by assets of the borrower, including shares of our common stock owned by the borrower.

     We received approximately $1.0 million of cash from financing activities in the six months ended June 30, 2001 as compared to receiving approximately $54.8 million of cash from financing activities in the six months ended July 1, 2000. The cash received from financing activities in the six months ended June 30, 2001 was primarily a result of proceeds from our working capital line of credit of $3.0 million and the issuance of shares of our common stock upon the exercise of stock options, partially offset by payments of principal on debt. Cash received for the six months ended July 1, 2000 was a result of the closing of our initial public offering of common stock.

     At June 30, 2001, we did not have any commitments for capital expenditures; however, we anticipate that the level of capital expenditures in the third fiscal quarter of 2001 will remain consistent with that of the second fiscal quarter which was approximately $450,000.

     We believe that the financial resources available to us, including our current working capital and availability under our revolving line of credit, will be sufficient to finance our planned operations and capital expenditures at least through 2001. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to expand manufacturing capacity, to finance our sales-type lease program and EP program and to meet market demand for our products.

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

     In October 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS No. 140 reviews criteria for accounting securitizations, other financial asset transfers and collateral, and introduces new disclosures. The new disclosure requirements must be implemented for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to the transfer of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 carries forward most of the provisions of SFAS No. 125 without amendment. This pronouncement did not have a material impact on our results of operations, cash flows or financial position as we have not currently transferred any financial assets.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q includes forward looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending September 29, 2001. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

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

     Clinicians have reported to us a total of 76 cases of possible surgical awareness during surgical procedures monitored with the BIS system as of June 30, 2001. In most of the 76 cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness in these patients. However, in a small number of these reported cases, surgical awareness may not have been detected by monitoring with the BIS system. Not all cases of surgical awareness during surgical procedures monitored with the BIS system may be reported to us, and we have not systematically solicited reports of surgical awareness. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of surgical awareness that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although we do not claim that patient monitoring with the BIS system will reduce the incidence of surgical awareness, we may be subject to product liability claims for cases of surgical awareness during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages.

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

IF WE DO NOT DEVELOP AND IMPLEMENT A SUCCESSFUL SALES AND MARKETING STRATEGY, WE WILL NOT EXPAND OUR BUSINESS.

     In 2000 we experienced higher than anticipated turnover in our direct sales force and we underestimated the impact that this turnover in our direct sales force would have on our sales efforts. In the third fiscal quarter of 2001, we are reorganizing our sales force under a new vice president of North American field operations. Until the reorganization is complete and newly hired sales representatives become experienced with respect to our products, customer base and sales programs, our sales efforts will be adversely affected. If the reorganization is not completed in a timely and successful manner and we continue to experience high turnover in our direct sales force, we will not be able to sustain and grow our product revenue. In addition, our current sales and marketing operation is not sufficient to achieve the level of market awareness and sales we need to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

     - provide or assure that distributors and original equipment manufacturers provide the technical and educational support customers need to use the BIS system successfully,
     - promote frequent use of the BIS system so that sales of our disposable BIS Sensors increase,
     - establish and implement successful marketing and sales programs that encourage our customers to purchase our products or the products that are made by original equipment manufacturers incorporating our technology,
     -    manage geographically dispersed operations, and
     -    modify our products for foreign markets.

IN ORDER TO REACH THE LEVEL OF SALES WE NEED TO ACHIEVE PROFITABILITY, WE NEED TO FURTHER DEVELOP OUR DIRECT AND INDIRECT SALES CHANNELS.

     In order to increase our sales, we need to continue to add domestic and international distributors, original equipment manufacturers and other sales channels and increase sales through these channels. In addition, we need to hire and train more sales representatives. We are also reorganizing our sales organization and implementing new sales and marketing programs and clinical education programs to promote the use of our BIS system by our customers. If we do not further develop our direct and indirect sales channels and successfully implement the new sales organization and new sales and marketing programs and clinical education program that encourage our customers to purchase and use our products, we will not reach the level of sales necessary to achieve profitability.

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

     We are increasingly subject to a number of challenges which specifically relate to our international business activities. These challenges include:

     - failure of local laws to provide the same degree of protection against infringement of our intellectual property,
     - protectionist laws and business practices that favor local competitors, which could slow our growth in international markets,
     - difficulties in terminating or modifying distributor arrangements because of restrictions in markets outside the United States,
     - less acceptance by foreign anesthesia providers of the use of disposable products similar to the BIS Sensor,
     -    delays in regulatory approval of our products,
     - currency conversion issues arising from sales denominated in currencies other than the United States dollar,
     - longer sales cycles to sell products like the BIS system to hospitals and outpatient surgical centers, which could slow our revenue growth from international sales, and
     - longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

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

SEVERAL CLASS ACTION LAWSUITS HAVE BEEN FILED AGAINST THE UNDERWRITERS OF OUR INITIAL PUBLIC OFFERING WHICH MAY RESULT IN NEGATIVE PUBLICITY AND POTENTIAL LITIGATION AGAINST US THAT WOULD BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN AND MAY HARM OUR BUSINESS.

     The underwriters of our initial public offering are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased shares of our common stock between January 28, 2000 and December 6, 2000. These complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Primarily they allege that there was undisclosed compensation received by our underwriters in connection with our initial public offering. While we and our officers and directors have not been named as defendants in these suits, based on comparable lawsuits filed against other companies, there can be no assurance that we and our officers and directors will not be named in similar complaints in the future.

     We can provide no assurance as to the outcome of these complaints or any potential suit against us or our officers and directors. Any conclusion of these matters in a manner adverse to us would have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings and the negative publicity associated with this litigation could harm our ability to compete in the marketplace.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECREASE.

     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including the timing and volume of customer orders for our BIS system, implementation of our EP program, use of and demand for our BIS Sensors, customer cancellations, introduction of competitive products, changes in management, turnover in our sales force, reductions in orders by our distribution partners and the timing and amount of our expenses. Because of these fluctuations, it is likely that in some future quarter or quarters our operating results could again fall below the expectations of securities analysts or investors. If our quarterly operating results are below expectations in the future, the market price of our stock would also be likely to decrease. In addition, because we do not have a significant backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals are increasingly experiencing financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debts in any quarter.

VARIOUS MARKET FACTORS MAY ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS DURING THE THIRD FISCAL QUARTER OF 2001 AND FOR THE YEAR ENDING DECEMBER 31, 2001.

     Various factors may adversely affect our quarterly operating results during the third fiscal quarter of 2001 and the year ending December 31, 2001. We are facing increased competition in the domestic level of consciousness monitoring market as a result of a new monitoring system approved by the FDA in mid-2000. Second, during 2000 we experienced higher than anticipated turnover in our direct sales force and in the third fiscal quarter of 2001 we are reorganizing our sales and clinical organizations. This may adversely impact our revenue for the third fiscal quarter of 2001, depending in part on both the timing of when newly hired sales representatives become experienced with respect to our products, customer base and sales programs. Third, in 2000 we underestimated the amount of clinical education necessary to bring our installed base up to expected sensor utilization levels. This may adversely impact our revenue for the third fiscal quarter of 2001, depending in part on the timing and effectiveness of our new clinical education programs. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs and placement of monitors under our EP program may also adversely impact our revenue for the third fiscal quarter of 2001.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS.

     We are facing increased competition in the domestic level of consciousness monitoring market as a result of a new monitoring system approved by the FDA in mid-2000. This product is marketed by a well-established medical products company with significant resources. We may not be able to compete effectively with this and other potential competitors. We may also face substantial competition from companies which may develop sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Most of our revenue, expenses and capital spending are transacted in U.S. dollars. However, a portion of our revenue is transacted in Euros and the expenses and capital spending of our international subsidiaries are transacted in local currency. As a result, changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. We do not use derivative instruments to hedge our foreign exchange risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances, marketable securities and our investment in sales-type leases. The majority of our investments are in short-term instruments and subject to fluctuations in U.S. interest rates and market conditions. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

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

            The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through June 30, 2001, we used approximately $6.1 million of the net proceeds for the acquisition of machinery and equipment and for leasehold improvements to our new facility in Newton, Massachusetts. In addition, from January 27, 2000 through June 30, 2001, we used approximately $20.5 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of June 30, 2001, we had approximately $28.0 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 22, 2001, we held our 2001 annual meeting of stockholders. At the meeting, the following matters were approved by the vote specified below:

        1. Stephen E. Coit, Richard J. Meelia and Donald R. Stanski were elected to serve as Class I Directors of Aspect, to serve until our 2004 annual meeting of stockholders or until their successors are duly elected and qualified. Mr. Coit received 14,549,743 shares of common stock voting in favor of his election, and 387,397 shares of common stock were withheld. Mr. Meelia received 14,551,410 shares of common stock voting in favor of his election, and 385,730 shares of common stock were withheld. Dr. Stanski received 14,551,523 shares of common stock voting in favor of his election, and 385,617 shares of common stock were withheld. In addition, the terms of the following directors continued after our 2001 annual meeting of stockholders: Nassib G. Chamoun, Boudewijn L.P.M. Bollen, J. Breckenridge Eagle, Edwin M. Kania and Lester John Lloyd.

        2. Adoption of our 2001 Stock Incentive Plan authorizing the issuance of 2,000,000 shares of our common stock pursuant to awards granted under the terms and conditions of the plan. The votes cast were as follows: 9,969,728 shares of common stock were voted for the adoption of the plan, 2,816,043 shares of common stock were voted against the adoption of the plan and 505,263 shares of common stock abstained from the vote. There were 1,646,122 shares of common stock subject to non-votes.

        3. The ratification of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 2001. The votes were cast as follows: 14,930,735 shares of common stock were voted for the ratification, 2,163 shares of common stock were voted against the ratification and 4,242 shares of common stock abstained from the vote.

ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            10.1 Revolving Credit Facility, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Promissory Note, dated May 16, 2001, by and between the Registrant and Fleet National Bank and Pledge Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank.

        (b) Reports on Form 8-K

            We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ASPECT MEDICAL SYSTEMS, INC.




Date:  August 13, 2001          By: /s/ J. Neal Armstrong
                                    --------------------------------------------
                                    J. Neal Armstrong
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT
-------   -------
 10.1 Revolving Credit Facility, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Promissory Note, dated May 16, 2001, by and between the Registrant and Fleet National Bank and Pledge Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank.