Form 10-Q
period 2001-09-29
ASPECT MEDICAL SYSTEMS INC
filed 2001-11-09
CIK 886235

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

                                 YES [X] NO [ ]

The Registrant had 17,770,492 shares of Common Stock, $0.01 par value per share, outstanding as of November 7, 2001.

                          ASPECT MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
PART I.           FINANCIAL INFORMATION                                                                            1

Item 1.           Financial Statements (Unaudited)                                                                 1

                  Consolidated Balance Sheets as of September 29, 2001 and December 31, 2000                       1

                  Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 29, 2001 and September 30, 2000                                                        2

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 29, 2001 and September 30, 2000                                                        3

                  Notes to Consolidated Financial Statements                                                       4

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                      23

PART II.          OTHER INFORMATION                                                                               24

Item 1.           Legal Proceedings                                                                               24

Item 2.           Changes in Securities and Use of Proceeds                                                       24

Item 3.           Defaults Upon Senior Securities                                                                 24

Item 4.           Submission of Matters to a Vote of Security Holders                                             24

Item 5.           Other Information                                                                               24

Item 6.           Exhibits and Reports on Form 8-K                                                                24

SIGNATURE                                                                                                         25


                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                              September 29,          December 31,
                                                                                                  2001                   2000
                                                                                              --------------        --------------
                                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $ 24,154,092          $ 23,776,617
   Marketable securities                                                                         21,651,612            34,712,325
   Accounts receivable, net of allowance of $472,000 at September 29,
     2001 and $422,000 at December 31, 2000                                                       4,733,947             3,665,572
   Current portion of investment in sales-type leases                                             1,474,537             1,677,312
   Inventory                                                                                      6,167,680             4,764,479
   Other current assets                                                                           1,153,961             1,542,597
                                                                                               ------------          ------------
           Total current assets                                                                  59,335,829            70,138,902
Property and equipment, net                                                                       6,177,739             6,807,192
Long-term investment in sales-type leases                                                         1,824,784             2,465,139
Other long-term assets                                                                            1,233,068                  --
                                                                                               ------------          ------------
           Total assets                                                                        $ 68,571,420          $ 79,411,233
                                                                                               ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                           $    866,105          $  2,530,707
   Working capital line of credit                                                                 4,000,000                  --
   Accounts payable                                                                                 944,920             1,877,295
   Accrued liabilities                                                                            7,374,135             6,473,887
   Deferred revenue                                                                                 503,629               802,489
                                                                                               ------------          ------------
           Total current liabilities                                                             13,688,789            11,684,378
                                                                                               ------------          ------------
Deferred revenue                                                                                  1,055,000             1,136,676
Long-term debt                                                                                    1,130,007             2,616,657
                                                                                               ------------          ------------
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; 5,000,000 shares authorized, no
     shares issued or outstanding                                                                      --                    --
   Common Stock, $.01 par value; 60,000,000 shares authorized,
     17,747,536 and 17,377,257 shares issued and outstanding at
     September 29, 2001 and December 31, 2000, respectively                                         177,475               173,773
   Additional paid-in capital                                                                   126,312,021           124,934,402
   Warrants                                                                                         121,684               121,684
   Notes receivable from employees and directors                                                   (335,777)             (510,787)
   Deferred compensation                                                                            (37,363)              (75,043)
   Accumulated other comprehensive income                                                            93,940                63,029
   Accumulated deficit                                                                          (73,634,356)          (60,733,536)
                                                                                               ------------          ------------
           Total stockholders' equity                                                            52,697,624            63,973,522
                                                                                               ------------          ------------
           Total liabilities and stockholders' equity                                          $ 68,571,420          $ 79,411,233
                                                                                               ============          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended                          Nine Months Ended
                                                ----------------------------------        ------------------------------------
                                                September 29,        September 30,        September 29,         September 30,
                                                    2001                 2000                  2001                  2000
                                                -------------        -------------        -------------         -------------
                                                 (Unaudited)          (Unaudited)          (Unaudited)           (Unaudited)

Revenue                                          $ 8,528,080          $ 7,231,033          $ 26,363,921          $27,956,577
Costs and expenses:
    Costs of revenue                               3,051,077            2,097,716             8,702,214            8,563,151
    Research and development                       1,968,659            1,304,227             5,587,219            4,106,976
    Sales and marketing                            6,851,143            5,484,308            21,038,124           15,410,937
    General and administrative                     2,003,111            1,738,341             6,092,629            4,732,854
                                                 -----------          -----------          ------------          -----------
          Total costs and expenses                13,873,990           10,624,592            41,420,186           32,813,918
                                                 -----------          -----------          ------------          -----------

Loss from operations                              (5,345,910)          (3,393,559)          (15,056,265)          (4,857,341)
Interest income                                      586,571            1,173,066             2,456,062            3,427,797
Interest expense                                     (77,769)            (198,065)             (300,617)            (570,208)
                                                 -----------          -----------          ------------          -----------
Net loss                                         $(4,837,108)         $(2,418,558)         $(12,900,820)         $(1,999,752)
                                                 ===========          ===========          ============          ===========

Net loss per share:
    Basic and diluted                            $     (0.27)         $     (0.14)         $      (0.73)         $     (0.13)

Shares used in computing net loss per share:
    Basic and diluted                             17,683,237           17,199,671            17,561,058           15,229,417













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         Nine Months Ended
                                                                                                ------------------------------------
                                                                                                September 29,         September 30,
                                                                                                    2001                   2000
                                                                                                -------------         --------------
                                                                                                 (Unaudited)            (Unaudited)
Cash flows from operating activities:
   Net loss                                                                                     $(12,900,820)          $ (1,999,752)
   Adjustments to reconcile net loss to net cash used for
     operating activities -
     Depreciation and amortization                                                                 1,915,817              1,200,920
     Provision for doubtful accounts                                                                  50,000                 65,000
     Compensation expense related to stock options                                                    52,737                446,963
     Changes in assets and liabilities -
       Increase in accounts receivable                                                            (1,108,007)              (297,650)
       Increase in inventory                                                                      (1,403,201)            (3,688,149)
       Decrease (increase) in other assets                                                           230,459               (214,030)
       Decrease in investment in sales-type leases                                                   843,130                191,178
       (Decrease) increase in accounts payable                                                      (932,375)               377,087
       Increase (decrease) in accrued liabilities                                                    900,248                (77,377)
       Decrease in deferred revenue                                                                 (380,536)              (816,910)
                                                                                                ------------           ------------
          Net cash used for operating activities                                                 (12,732,548)            (4,812,720)
                                                                                                ------------           ------------

Cash flows from investing activities:
   Loans to related parties                                                                       (1,074,891)                  --
   Acquisition of property and equipment                                                          (1,286,364)            (4,126,693)
   Purchases of marketable securities                                                            (20,060,061)           (54,246,480)
   Proceeds from sales and maturities of marketable securities                                    33,151,687             20,750,000
                                                                                                ------------           ------------
          Net cash provided by (used for) investing activities                                    10,730,371            (37,623,173)
                                                                                                ------------           ------------

Cash flows from financing activities:
   Net proceeds from working capital line of credit                                                4,000,000                   --
   Principal payments on equipment loan                                                             (720,670)              (540,502)
   Principal payments on term loan                                                                (1,884,933)              (706,847)
   Proceeds from sale of investment in sales-type leases                                             283,528              1,514,084
   Principal payments on debt related to investment in sales-type
     leases                                                                                         (829,178)              (514,526)
   Proceeds from issuance of common stock                                                          1,355,895             55,460,108
   Payments received on notes receivable from employees and
     directors                                                                                       175,010                 26,157
                                                                                                ------------           ------------
          Net cash provided by financing activities                                                2,379,652             55,238,474
                                                                                                ------------           ------------
Net increase in cash and cash equivalents                                                            377,475             12,802,581
Cash and cash equivalents, beginning of period                                                    23,776,617             13,535,364
                                                                                                ------------           ------------
Cash and cash equivalents, end of period                                                        $ 24,154,092           $ 26,337,945
                                                                                                ============           ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                                $    333,358           $    585,744
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

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.


(2)      Computation of Net Loss Per Share

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, basic and diluted net loss per share amounts for the three and nine months ended September 29, 2001 and September 30, 2000 were computed by dividing the net loss by the weighted average common shares outstanding during the periods presented. The computation of basic and diluted net loss per share amounts are as follows:

                                                           Three Months Ended                    Nine Months Ended
                                                     --------------------------------     --------------------------------
                                                     September 29,      September 30,     September 29,      September 30,
                                                         2001               2000              2001               2000
                                                     -------------      -------------     -------------      -------------
                                                      (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)

BASIC AND DILUTED NET LOSS PER SHARE
   COMPUTATION
   Numerator:
   Net loss available to common stockholders         $(4,837,108)       $(2,418,558)      $(12,900,820)       $(1,999,752)
                                                     -----------        -----------       ------------        -----------

  Denominator:
  Weighted average common shares outstanding          17,683,237         17,199,671         17,561,058         15,229,417
                                                     -----------        -----------       ------------        -----------
  Basic and diluted net loss per share               $     (0.27)       $     (0.14)      $      (0.73)       $     (0.13)
                                                     ===========        ===========       ============        ===========


         The Company has excluded all shares of restricted common stock that are subject to repurchase by the Company from the weighted average number of common shares outstanding. For the three and nine months ended September 29, 2001, the Company has excluded 1,113,000 and 1,135,000 shares, respectively, and for the three and nine months ended September 30, 2000, the Company has excluded 1,804,000 and 2,339,000 shares, respectively, related to restricted common stock subject to repurchase and common stock issuable pursuant to the exercise of stock options and warrants from the calculation of the Company's diluted earnings per share because the inclusion of these shares would have been antidilutive as a result of the Company's net loss position.

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


(4)      Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


(5)      Comprehensive Income (Loss)

         SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive income (loss) is as follows:

                                                             Three Months Ended                          Nine Months Ended
                                                       ---------------------------------       ----------------------------------
                                                       September 29,       September 30,       September 29,        September 30,
                                                           2001                2000                 2001                2000
                                                       -------------       -------------       --------------       -------------
                                                        (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)

Net loss                                                $(4,837,108)        $(2,418,558)        $(12,900,820)        $(1,999,752)
Other comprehensive income:
    Unrealized gain on marketable
      securities                                             52,491             123,287               30,911              40,682
                                                        -----------         -----------         ------------         -----------
Comprehensive loss                                      $(4,784,617)        $(2,295,271)        $(12,869,909)        $(1,959,070)
                                                        ===========         ===========         ============         ===========

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(6)      Investment in Sales-Type Leases

         The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:


                                                                 September 29,              December 31,
                                                                     2001                       2000
                                                                 -------------              -----------
                                                                  (Unaudited)

Total minimum lease payments receivable                           $4,076,930                 $5,143,738
  Less -- unearned interest                                          777,609                  1,001,287
                                                                  ----------                 ----------
Net investment in sales-type leases                                3,299,321                  4,142,451
  Less -- current portion                                          1,474,537                  1,677,312
                                                                  ----------                 ----------
                                                                  $1,824,784                 $2,465,139
                                                                  ==========                 ==========


(7)      Inventory

        Inventory consists of the following:

                                                                 September 29,              December 31,
                                                                     2001                       2000
                                                                 -------------              -----------
                                                                  (Unaudited)

Raw materials                                                     $3,305,491                 $2,200,119
Work-in-progress                                                     292,216                      1,742
Finished goods                                                     2,569,973                  2,562,618
                                                                  ----------                 ----------
                                                                  $6,167,680                 $4,764,479
                                                                  ==========                 ==========


(8)      Segment Information and Enterprise Reporting

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

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Revenue by geographic destination and as a percentage of total revenue is as follows:


                                                 Three Months Ended                             Nine Months Ended
                                          -----------------------------------         ------------------------------------
                                          September 29,         September 30,         September 29,          September 30,
                                              2001                  2000                  2001                   2000
                                          -------------         -------------         -------------          -------------
                                           (Unaudited)           (Unaudited)           (Unaudited)            (Unaudited)
Geographic Area by Destination
   Domestic                                $ 6,917,188            $ 5,743,043          $20,420,949            $23,346,078
   International                             1,610,892              1,487,990            5,942,972              4,610,499
                                           -----------            -----------          -----------            -----------
                                           $ 8,528,080            $ 7,231,033          $26,363,921            $27,956,577
                                           ===========            ===========          ===========            ===========

                                                 Three Months Ended                             Nine Months Ended
                                          -----------------------------------         ------------------------------------
                                          September 29,         September 30,         September 29,          September 30,
                                              2001                  2000                  2001                   2000
                                          -------------         -------------         -------------          -------------
                                           (Unaudited)           (Unaudited)           (Unaudited)            (Unaudited)
Geographic Area by Destination
   Domestic                                     81%                  79%                   77%                    84%
   International                                19                   21                    23                     16
                                               ---                  ---                   ---                    ---
                                               100%                 100%                  100%                   100%
                                               ===                  ===                   ===                    ===

         The Company did not have sales in any individual country that accounted for more than 10% of the Company's total revenue for the three and nine months ended September 29, 2001 and September 30, 2000.


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


(10)     Related Party Transactions

         In April 2001, the Company loaned, on a full recourse basis, an aggregate of $1,081,000, to an officer, certain employees and a consultant of the Company. The loans, included in other assets in the accompanying balance sheet as of September 29, 2001, are payable over periods ranging from four to five years and are in each case secured by assets of the borrower, including shares of the Company's common stock owned by the borrower. At September 29, 2001, approximately $1,038,000 was outstanding on these loans.

                  ASPECT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(11)     Loan Agreements

         In May 2001, the Company paid the outstanding principal on both the equipment portion and term loan portion of its loan agreement with a commercial bank. Following the termination of this loan agreement, the Company entered into an agreement with another commercial bank for a revolving line of credit. The revolving line of credit is for $5,000,000 and expires in May 2002 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit.

         The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company. At September 29, 2001, $4,000,000 of the revolving line of credit was outstanding, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ significantly from the results discussed in these forward-looking statements. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change. See "Factors Affecting Future Operating Results" below.


OVERVIEW

    We develop, manufacture and market an anesthesia monitoring system that we call the BIS system. The BIS system is based on our patented core technology, the BIS index. The BIS system provides new information about a patient's status that allows clinicians to better assess and manage a patient's level of consciousness in the operating room and intensive care settings and administer the precise amount of anesthesia needed by each patient. Our proprietary BIS system includes our BIS monitor or BIS Module Kit, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our disposable BIS Sensors. We collectively refer to the BIS Sensor, BIS Sensor Plus, BIS Pediatric Sensor and BIS Sensor XP as BIS Sensors. Our latest generation monitor, the A-2000 BIS Monitor, was cleared for marketing by the Food and Drug Administration, or the FDA, in February 1998. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. The BIS XP system offers expanded performance capabilities and expanded benefits, enabling more precise measurement of brain activity to assess the level of consciousness across the full spectrum of clinical practice. The BIS XP system is designed to detect and filter interference from muscle artifact and is resistant to electrocautery devices. Additionally, it is able to provide enhanced detection of near suppression, a brain wave pattern occasionally seen during deep anesthesia and cardiac cases. Our other monitor products are the A-1000 Monitor, the A-1050 EEG Monitor with BIS and the BIS Module Kit. After the introduction of the A-2000 BIS Monitor, we ceased active marketing in the United States of the A-1050 EEG Monitor. In addition to the disposable BIS Sensors, we offer the Zipprep EEG Electrode.

    We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

    We offer customers the option either to purchase the BIS monitors outright or to acquire the BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. These customers are granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 4% and 3% of revenue in the three months and 2% and 7% in the nine months ended September 29, 2001 and September 30, 2000, respectively.

    Under certain circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, these customers are granted the right to use the BIS monitors for a mutually agreed-upon period of time. During this period, these customers purchase BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of this agreed-upon period of time, these customers have the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us.

    We derive our revenue primarily from sales of monitors, BIS Module Kits, and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. In the three months ended September 29, 2001 and September 30, 2000, revenue from the sale of Equipment represented approximately 32% and 31%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 68% and 69%, respectively, of our revenue. In the nine months ended September 29, 2001 and September 30, 2000, revenue from the sale of Equipment represented approximately 31% and 43%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 69% and 57%, respectively, of our revenue. Although we believe that revenue from the sale of BIS Sensors will increase as a result of our growing installed base, it will likely decline as a percentage of revenue in the fourth fiscal quarter of 2001 because we expect that revenue from Equipment sales will increase as a result of the commercial introduction of the BIS XP system, a reduction in our focus on the free placement of monitors in the medical community, the shipments of BIS Module Kits to our original equipment manufacturers and marketing clearance received from Japan's Ministry of Health, Labor and Welfare to sell the A-2000 BIS Monitor in Japan.

    Revenue from domestic sales in the three months ended September 29, 2001 and September 30, 2000 was approximately $6.9 million and $5.7 million, respectively, which represented approximately 81% and 79%, respectively, of our revenue. For the nine months ended September 29, 2001 and September 30, 2000, revenue from domestic sales was approximately $20.4 million and $23.3 million, respectively, which represented approximately 77% and 84%, respectively, of our revenue. Revenue from international sales in the three months ended September 29, 2001 and September 30, 2000 was approximately $1.6 million and $1.5 million, respectively, which represented approximately 19% and 21%, respectively, of our revenue. Revenue from international sales in the nine months ended September 29, 2001 and September 30, 2000 was approximately $5.9 million and $4.6 million, respectively, which represented approximately 23% and 16%, respectively, of our revenue.

    In December 1998 and March 1999, we established subsidiaries in The Netherlands and the United Kingdom, respectively, to facilitate our entry into the international market. We are developing our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. We expect to enhance our international third-party distribution program through direct sales efforts and to support our customers with clinical specialists. In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Japan's Ministry of Health, Labor and Welfare approved our A-1050 EEG Monitor with BIS for marketing in Japan. In May 2001, Japan's Ministry of Health, Labor and Welfare approved our A-2000 BIS Monitor for marketing in Japan. Sales to Nihon Kohden represented approximately 37% and 24%, respectively, of international revenue for the three and nine month periods ended September 29, 2001 and approximately 33% and 47%, respectively, of international revenue for the three and nine month periods ended September 30, 2000.


RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, information expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

                                                 Three Months Ended                             Nine Months Ended
                                          -----------------------------------         ------------------------------------
                                          September 29,         September 30,         September 29,          September 30,
                                              2001                  2000                  2001                   2000
                                          -------------         -------------         -------------          -------------
Revenue                                       100%                  100%                  100%                   100%
Costs and expenses:
    Costs of revenue                           36                    29                    33                     31
    Research and development                   23                    18                    21                     14
    Sales and marketing                        80                    76                    80                     55
    General and administrative                 24                    24                    23                     17
                                             ----                  ----                  ----                   ----
             Total costs and expenses         163                   147                   157                    117
                                             ----                  ----                  ----                   ----

Loss from operations                          (63)                  (47)                  (57)                   (17)
Interest income, net                            6                    14                     8                     10
                                             ----                  ----                  ----                   ----
Net loss                                      (57)%                 (33)%                 (49)%                   (7)%
                                             ====                  ====                  ====                   ====

THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue. Our revenue increased to approximately $8.5 million in the three months ended September 29, 2001 from approximately $7.2 million in the three months ended September 30, 2000, an increase of approximately 18%. Revenue from the sale of Equipment increased to approximately $2.7 million in the three months ended September 29, 2001 from approximately $2.2 million in the three months ended September 30, 2000, an increase of approximately 22%. The increase in Equipment revenue for the three months ended September 29, 2001 is attributable to an increase in the number of monitors and modules sold, a higher average domestic selling price of our monitors as a result of our reduction in our focus on the free placement of monitors, including monitors placed under our Equipment Placement program, and an increase of approximately 171% in revenue from the sale of accessories.

    For the nine months ended September 29, 2001, revenue decreased to approximately $26.4 million from approximately $28.0 million in the nine months ended September 30, 2000, a decrease of approximately 6%. Revenue from the sale of Equipment decreased to approximately $8.2 million in the nine months ended September 29, 2001 from approximately $11.9 million in the nine months ended September 30, 2000, a decrease of approximately 31%. We believe there were three primary factors that contributed to the decrease in Equipment revenue for the nine months ended September 29, 2001 as compared to the nine months ended September 30, 2000. In the first six months of 2001 many of our customers acquired monitors under our Equipment Placement program which was not introduced until the second half of 2000 and had an adverse impact on our revenue from the sale of monitors in the first six months of 2001 as compared to the same period in 2000. Under the Equipment Placement program, monitors are placed free of charge for customers that agree to purchase BIS Sensors for a premium price. Second, because of FDA approval of a competitive monitoring product, domestic customers have not purchased our product because they are evaluating the competitive product. Third, revenue from Japan decreased approximately 34% in the nine months ended September 29, 2001 as compared to the nine months ended September 30, 2000 primarily because our Japanese distributor delayed purchases while awaiting marketing approval for our A-2000 BIS Monitor from Japan's Ministry of Health, Labor and Welfare. This approval was received in May 2001. The decrease in revenue from the sale of Equipment for the nine months ended September 29, 2001, was offset by an increase in BIS Sensor revenue of approximately 13% as compared to the nine months ended September 30, 2000.

    Revenue from the sale of BIS Sensors increased to approximately $5.8 million in the three months ended September 29, 2001 from approximately $5.0 million in the three months ended September 30, 2000, an increase of approximately 16%. Revenue from the sale of BIS Sensors increased to approximately $18.1 million in the nine months ended September 29, 2001 from approximately $16.1 million in the nine months ended September 30, 2000, an increase of approximately 13%. The increase in revenue from the sale of BIS Sensors in each period in 2001 was primarily attributable to an increase of approximately 18% and 12%, respectively, in the number of BIS Sensors sold as a result of growth in the installed base of monitors and BIS Module Kits compared to the three and nine month periods ended September 30, 2000.

    Our gross profit was approximately 64% and 67% of revenue in the three and nine months ended September 29, 2001 as compared to a gross profit of approximately 71% and 69% of revenue in the three and nine months ended September 30, 2000. We believe that the decrease in gross profit for the three and nine months ended September 29, 2001 was primarily the result of four factors. First, the worldwide average selling price of our monitors decreased. Second, we had additional cost of sales related to the depreciation on monitors placed under our Equipment Placement program and monitors used by customers for evaluation purposes. In addition, we have a lower gross margin percentage on the BIS Module Kits and accessories as compared to monitors and BIS Sensors. Finally, we experienced under absorption of manufacturing overhead due to reduced monitor production in the third fiscal quarter of 2001. In the near term, we believe that our gross margin percentage will remain comparable to the gross margin percentage of the third fiscal quarter of 2001. We believe that the following factors will contribute to this near term trend in gross margin percentage: an increase in sales of lower gross margin percentage BIS Module Kits, the effect of transitioning our existing installed base to the BIS XP system through the sale of low gross margin percentage upgrade kits, continued depreciation expense on monitors placed under our Equipment Placement program and monitors used by customers for evaluation purposes and increased pricing pressure as competitive products are introduced to the market. We expect that the pressure exerted on our gross margin percentage by these factors will be partially offset by increased sales of our BIS Sensors as the installed base of monitors and BIS Module Kits grows. BIS Sensors have a higher gross margin than our Equipment.

Research and Development. Research and development expenses increased to approximately $2.0 million in the three months ended September 29, 2001 from approximately $1.3 million in the three months ended September 30, 2000, an increase of approximately 51%. Research and development expenses increased to approximately $5.6 million in the nine months ended September 29, 2001 from approximately $4.1 million in the nine months ended September 30, 2000, an increase of approximately 36%. The increase in research and development expenses for the three and nine months ended September 29, 2001 as compared to the three and nine months ended September 30, 2000, was primarily attributable to an increase of approximately 38% and 39%, respectively, in research and development personnel and related payroll and other expenses, an increase of approximately 25% and 21%, respectively, in clinical study expenses, and an increase of approximately 2% and 9%, respectively, in external consultants and contractor expenses. In addition, the increase in research and development expenses for the three and nine months ended September 29, 2001 as compared to the three and nine months ended September 30, 2000, was attributable to increased costs incurred in connection with the continued product development efforts related to the BIS Sensor XP and BIS Pediatric Sensor, each of which was recently approved by the FDA, the BIS Module Kit and product improvement efforts related to the BIS XP system. We expect research and development expenses to increase slightly as we continue to invest in the development of product improvements, product extensions and new applications for our technology.

Sales and Marketing. Sales and marketing expenses increased to approximately $6.9 million in the three months ended September 29, 2001 from approximately $5.5 million in the three months ended September 30, 2000, an increase of approximately 25%. Sales and marketing expenses increased to approximately $21.0 million in the nine months ended September 29, 2001 from approximately $15.4 million in the nine months ended September 30, 2000, an increase of approximately 37%. The increase in sales and marketing expenses in the three and nine months ended September 29, 2001 as compared to the three and nine months ended September 30, 2000 was primarily attributable to an increase of approximately 28% and 44%, respectively, in sales and marketing personnel and related payroll and other expenses, an increase of approximately 32% and 6%, respectively, in expenses associated with increasing name and brand awareness through advertising, public relations and the internet, an increase of approximately 13% and 19%, respectively, in external consultant expenses primarily relating to our investment in new sales and marketing programs, an increase of approximately 12% in operating expenses associated with our international subsidiaries, and an increase of approximately 9% and 7%, respectively, in fees and commissions related to the agreements with group purchasing organizations, original equipment manufacturers and distributors. We expect sales and marketing expenses to increase slightly as we continue to expand our international operations, leverage our existing relationships with group purchasing organizations, and enhance our sales and marketing programs, including professional education that promotes the use of the BIS system by our customers.

General and Administrative. General and administrative expenses increased to approximately $2.0 million in the three months ended September 29, 2001 from approximately $1.7 million in the three months ended September 30, 2000, an increase of approximately 15%. General and administrative expenses increased to approximately $6.1 million in the nine months ended September 29, 2001 from approximately $4.7 million in the nine months ended September 30, 2000, an increase of approximately 29%. The increase in general and administrative expenses in the three and nine months ended September 29, 2001 as compared to the three and nine months ended September 30, 2000 was attributable to an increase of approximately 32% and 21%, respectively, in general and administrative personnel and related payroll and other expenses. The increase also included an increase in expenses related to enhancements of our investor relations capabilities, insurance expenses, and other professional services of approximately 38% and 43%, respectively. We expect general and administrative expenses to increase slightly as we continue to seek improvements in our administrative infrastructure.

Interest Income (Expense). Net interest income decreased to approximately $509,000 in the three months ended September 29, 2001 from approximately $975,000 in the three months ended September 30, 2000, a decrease of approximately 48%. Net interest income decreased to approximately $2.2 million in the nine months ended September 29, 2001 from approximately $2.9 million in the nine months ended September 30, 2000, a decrease of approximately 25%. Interest income decreased to approximately $587,000 in the three months ended September 29, 2001 from approximately $1.2 million in the comparable period in 2000, a decrease of approximately 50%. Interest income decreased to approximately $2.5 million in the nine months ended September 29, 2001 from approximately $3.4 million in the nine months ended September 30, 2000, a decrease of approximately 28%. The decrease in interest income is primarily attributable to lower cash and investment balances resulting from continued operating losses and other uses of cash and lower interest rates on our investments as a result of changes in the interest rate environment. Interest expense decreased to approximately $78,000 in the three months ended September 29, 2001 from approximately $198,000 in the comparable period in 2000, a decrease of approximately 61%. Interest expense decreased to approximately $301,000 in the nine months ended September 29, 2001 from approximately $570,000 in the nine months ended September 30, 2000, a decrease of approximately 47%. The decrease in interest expense in the three and nine months ended September 29, 2001 was a result of the repayment of our equipment and term loans in May 2001, lower average outstanding debt obligations resulting from payments under our other debt obligations, and lower interest rates on our working capital line of credit as compared to the equipment and term loans.

Net Loss. As a result of the factors discussed above, in the three and nine months ended September 29, 2001, our net loss increased to approximately $4.8 million and $12.9 million, respectively, from a net loss of approximately $2.4 million and $2.0 million in the three and nine months ended September 30, 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. Through September 29, 2001, we raised approximately $67.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $3.7 million of financing related to our investments in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2001, we entered into an agreement with a commercial bank for a $5.0 million revolving line of credit which expires in May 2002. At September 29, 2001, $4.0 million was outstanding under this line of credit.

    Working capital at September 29, 2001 was approximately $45.6 million compared to approximately $58.5 million at December 31, 2000. The decrease in working capital from December 31, 2000 to September 29, 2001 was primarily attributable to continued net operating losses of approximately $12.9 million.

    We used approximately $12.7 million of cash for operations in the nine months ended September 29, 2001 as compared to approximately $4.8 million in the nine months ended September 30, 2000. Cash used for operations in the nine months ended September 29, 2001 was primarily driven by operating losses, increases in net accounts receivable of approximately $1.1 million and inventory of approximately $1.4 million, and a decrease in accounts payable of approximately $932,000, offset by a decrease in investment in sales-type leases of approximately $843,000 and an increase in accrued liabilities of approximately $900,000.

    We received approximately $10.7 million of cash from investing activities in the nine months ended September 29, 2001 as compared to using approximately $37.6 million in the nine months ended September 30, 2000. The cash received from investing activities in the nine months ended September 29, 2001 was primarily the result of the sales and maturities of our investments in marketable securities as compared to the investment of the proceeds from our initial public offering of common stock in the nine months ended September 30, 2000. Capital expenditures were approximately $1.3 million for the nine months ended September 29, 2001 primarily for improvements to our information systems, a new trade show booth, and additions to demonstration equipment. In the nine months ended September 30, 2000, capital expenditures were approximately $4.1 million which was used primarily for manufacturing equipment and leasehold improvements to our new facility. In April 2001, we loaned, on a full recourse basis, a total of approximately $1.1 million to an officer, certain employees and a consultant. The loans are payable over periods ranging from four to five years and each loan is secured by assets of the borrower, including shares of our common stock owned by the borrower.

    We received approximately $2.4 million of cash from financing activities in the nine months ended September 29, 2001 as compared to approximately $55.2 million of cash from financing activities in the nine months ended September 30, 2000. The cash received from financing activities in the nine months ended September 29, 2001 was primarily a result of proceeds from our working capital line of credit of $4.0 million and the issuance of shares of our common stock upon the exercise of stock options, partially offset by payments of principal on debt. Cash received for the nine months ended September 30, 2000 was primarily proceeds from the sale of our common stock as a result of our initial public offering.

    We had capital expenditures of approximately $360,000 in the third fiscal quarter of 2001. At September 29, 2001, we did not have any commitments for capital expenditures, however, we anticipate that the level of capital expenditures in the fourth fiscal quarter of 2001 will remain comparable to the level of the third fiscal quarter.

    We believe that the financial resources available to us, including our current working capital and availability under our revolving line of credit, will be sufficient to finance our planned operations and capital expenditures at least through 2002. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to implement new marketing programs, to finance our sales-type lease program and EP program and to meet market demand for our products.


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

    In October 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS No. 140 reviews criteria for accounting securitizations, other financial asset transfers and collateral, and introduces new disclosures. The new disclosure requirements must be implemented for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to the transfer of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 carries forward most of the provisions of SFAS No. 125 without amendment. This pronouncement did not have a material impact on our results of operations, cash flows or financial position, as we have not currently transferred any financial assets.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 144, and management will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending December 31, 2001. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

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

    We began selling our current BIS system in early 1998 and introduced the next version, the BIS XP system, at the end of the third fiscal quarter of 2001. To date, we have not achieved widespread market acceptance of the BIS system. Because we depend on our BIS system for substantially all of our revenue and we have no other significant products, if we fail to achieve widespread market acceptance for the BIS system, we will not be able to sustain or grow our product revenue.

CASES OF SURGICAL AWARENESS DURING MONITORING WITH THE BIS SYSTEM COULD LIMIT MARKET ACCEPTANCE OF BIS SYSTEMS AND COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS.

    Clinicians have reported to us cases of possible surgical awareness during surgical procedures monitored with the BIS system. In most of the cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness in these patients. However, in a small number of these reported cases, surgical awareness may not have been detected by monitoring with the BIS system. Not all cases of surgical awareness during surgical procedures monitored with the BIS system may be reported to us, and we have not systematically solicited reports of surgical awareness. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of surgical awareness that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although we do not claim that patient monitoring with the BIS system will reduce the incidence of surgical awareness, we may be subject to product liability claims for cases of surgical awareness during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages.

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

IF WE DO NOT DEVELOP AND IMPLEMENT A SUCCESSFUL SALES AND MARKETING STRATEGY, WE WILL NOT EXPAND OUR BUSINESS.

    In 2000, we experienced higher than anticipated turnover in our direct sales force and we underestimated the impact that this turnover in our direct sales force would have on our sales efforts. In the third fiscal quarter of 2001, we have reorganized our sales force under a new vice president of North American field operations. Until the reorganization is complete and newly hired sales representatives become experienced with respect to our products, customer base and sales programs, our sales efforts will be adversely affected. If the reorganization is not completed in a timely and successful manner and we continue to experience high turnover in our direct sales force, we will not be able to sustain and grow our product revenue. In addition, our current sales and marketing operation is not sufficient to achieve the level of market awareness and sales we need to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

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

IN ORDER TO REACH THE LEVEL OF SALES WE NEED TO ACHIEVE PROFITABILITY, WE NEED TO FURTHER DEVELOP OUR DIRECT AND INDIRECT SALES CHANNELS.

    In order to increase our sales, we need to continue to strengthen our relationships with our domestic distributors and continue to add international distributors and strengthen our relationships with our existing international distributors. We need to also continue to add original equipment manufacturers and other sales channels and increase sales through these channels. In addition, we need to hire and train more sales representatives. In the third quarter we have reorganized our sales organization and have started to implement new sales and marketing programs and clinical education programs to promote the use of our BIS system by our customers. If we do not further develop our direct and indirect sales channels and successfully implement the new sales organization and new sales and marketing programs and clinical education programs that encourage our customers to purchase and use our products, we will not reach the level of sales necessary to achieve profitability.

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

    We are increasingly subject to a number of challenges which specifically relate to our international business activities. These challenges include:

    - failure of local laws to provide the same degree of protection against infringement of our intellectual property,
    - protectionist laws and business practices that favor local competitors, which could slow our growth in international markets,
    - difficulties in terminating or modifying distributor arrangements because of restrictions in markets outside the United States,
    - less acceptance by foreign anesthesia providers of the use of disposable products similar to the BIS Sensors,
    -   delays in regulatory approval of our products,
    - currency conversion issues arising from sales denominated in currencies other than the United States dollar,
    - longer sales cycles to sell products like the BIS system to hospitals and outpatient surgical centers, which could slow our revenue growth from international sales, and
    - longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

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

OUR RELIANCE ON SOLE SUPPLIERS COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR CUSTOMERS' DEMANDS FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET.

    Some of the components that are necessary for the assembly of our BIS system, including some of the components used in our BIS Sensors, are currently provided to us by separate sole suppliers or a limited group of suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our BIS systems in the past, and we may experience similar delays or shortages in the future. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of the BIS system, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture BIS systems in a timely manner or within budget.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECREASE.

    Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including the timing and volume of customer orders for our BIS system, the introduction of the BIS XP system, implementation of our EP program, use of and demand for our BIS Sensors, customer cancellations, introduction of competitive products, changes in management, turnover in our direct sales force, reductions in orders by our distribution partners and the timing and amount of our expenses. Because of these fluctuations, it is likely that in some future quarter or quarters our operating results could again fall below the expectations of securities analysts or investors. If our quarterly operating results are below expectations in the future, the market price of our stock would also be likely to decrease. In addition, because we do not have a significant backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals are increasingly experiencing financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debts in any quarter.

VARIOUS MARKET FACTORS MAY ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS DURING THE FOURTH FISCAL QUARTER OF 2001 AND FOR THE YEAR ENDING DECEMBER 31, 2001.

    Various factors may adversely affect our quarterly operating results during the fourth fiscal quarter of 2001 and the year ending December 31, 2001. We are facing increased competition in the domestic level of consciousness monitoring market as a result of a new monitoring system approved by the FDA in mid-2000. Second, during the third fiscal quarter of 2001 we began the reorganization of our sales and clinical organizations. This may adversely impact our revenue for the fourth fiscal quarter of 2001, depending in part on both the timing of when newly hired sales representatives become experienced with respect to our products, customer base and sales programs. Third, we have underestimated the amount of clinical education necessary to bring our installed base up to expected sensor utilization levels. This may adversely impact our revenue for the fourth fiscal quarter of 2001, depending in part on the timing and effectiveness of our new sales, marketing and clinical education programs. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs, placement of monitors under our EP program and the cost of transitioning our installed base to the new BIS XP system may also adversely impact our revenue and operating results for the fourth fiscal quarter of 2001.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Most of our revenue, expenses and capital spending are transacted in U.S. dollars. However, a portion of our revenue is transacted in Euros and the expenses and capital spending of our international subsidiaries are transacted in local currency. As a result, changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. We do not use derivative instruments to hedge our foreign exchange risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances, marketable securities, our investment in sales-type leases and our revolving line of credit agreement with our commercial bank. The majority of our investments are in short-term instruments and subject to fluctuations in U.S. interest rates and market conditions. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

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

                      The aggregate gross proceeds raised in the offering were
              approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through September 29, 2001, we used approximately $6.5 million of the net proceeds for the acquisition of machinery and equipment and for leasehold improvements to our new facility in Newton, Massachusetts. In addition, from January 27, 2000 through September 29, 2001, we used approximately $25.8 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of September 29, 2001, we had approximately $22.3 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.



ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None.


ITEM 5.       OTHER INFORMATION
              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a) Exhibits

                  10.1+ Amendment, dated March 1, 2001, to Medical Products Distribution Agreement, dated October 1, 1999, between Philips Medizinsysteme Boeblingen GmbH and the Registrant.

              (b) Reports on Form 8-K

                 We did not file any reports on Form 8-K during the quarter ended September 29, 2001.


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

                                        ASPECT MEDICAL SYSTEMS, INC.




   Date:  November 9, 2001              By: /s/ J. Neal Armstrong
                                            ------------------------------------
                                            J. Neal Armstrong
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER            EXHIBIT
   -------           -------
    10.1+            Amendment, dated March 1, 2001, to Medical Products
                     Distribution Agreement, dated October 1, 1999, between
                     Philips Medizinsysteme Boeblingen GmbH and the Registrant.

----------
 + Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.