Form 10-Q
period 2002-06-29
ASPECT MEDICAL SYSTEMS INC
filed 2002-08-12
CIK 886235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

       YES        NO

The Registrant had 19,332,840 shares of Common Stock, $0.01 par value per share, outstanding as of August 8, 2002.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 29,	December 31,
	2002	2001

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$20,263,359	$14,325,348
Restricted cash	5,100,000	5,100,000
Marketable securities	8,299,808	22,032,628
Accounts receivable, net of allowance of $519,000 at June 29, 2002 and $522,000 at December 31, 2001	5,194,504	5,395,096
Current portion of investment in sales-type leases	1,556,460	1,473,260
Inventory	3,394,692	5,108,166
Other current assets	1,596,639	1,182,385

Total current assets	45,405,462	54,616,883
Property and equipment, net	5,033,121	5,695,436
Long-term investment in sales-type leases	2,283,356	1,934,699
Other long-term assets	1,095,906	1,122,026

Total assets	$53,817,845	$63,369,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Working capital line of credit	$3,000,000	$3,000,000
Current portion of long-term debt	788,012	829,947
Accounts payable	876,103	1,563,990
Accrued liabilities	6,869,453	7,436,236
Deferred revenue	505,493	521,119

Total current liabilities	12,039,061	13,351,292
Long-term portion of deferred revenue	940,000	997,813
Long-term debt	823,022	963,813
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 17,896,435 and 17,791,967 shares issued and outstanding at June 29, 2002 and December 31, 2001, respectively	178,964	177,920
Additional paid-in capital	126,836,587	126,533,939
Warrants	121,684	121,684
Notes receivable from employees and directors	(310,119)	(335,777)
Deferred compensation	—	(23,162)
Accumulated other comprehensive income	2,097	33,617
Accumulated deficit	(86,813,451)	(78,452,095)

Total stockholders’ equity	40,015,762	48,056,126

Total liabilities and stockholders’ equity	$53,817,845	$63,369,044

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$10,051,223	$8,973,021	$19,737,789	$17,835,841
Costs and expenses:
Costs of revenue	3,024,051	2,880,525	6,541,587	5,651,137
Research and development	2,026,131	1,822,437	3,962,675	3,618,560
Sales and marketing	6,957,166	7,226,062	14,313,671	14,186,981
General and administrative	1,933,915	2,034,921	3,783,979	4,089,518

Total costs and expenses	13,941,263	13,963,945	28,601,912	27,546,196

Loss from operations	(3,890,040)	(4,990,924)	(8,864,123)	(9,710,355)
Interest income	283,486	828,816	628,097	1,869,491
Interest expense	(55,284)	(104,397)	(125,330)	(222,848)

Net loss	$(3,661,838)	$(4,266,505)	$(8,361,356)	$(8,063,712)

Net loss per share:
Basic and diluted	$(0.20)	$(0.24)	$(0.47)	$(0.46)

Shares used in computing net loss per share:
Basic and diluted	17,863,241	17,540,372	17,839,814	17,499,628

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 29,	June 30,
	2002	2001

	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(8,361,356)	$(8,063,712)
Adjustments to reconcile net loss to net cash used for operating activities –
Depreciation and amortization	1,268,140	1,250,646
Compensation expense related to stock options	22,012	36,042
Changes in assets and liabilities –
Decrease (increase) in accounts receivable	200,592	(2,233,538)
Decrease (increase) in inventory	1,713,474	(1,493,278)
(Increase) decrease in other assets	(413,023)	89,424
(Increase) decrease in investment in sales-type leases	(431,857)	782,559
(Decrease) increase in accounts payable	(687,887)	478,898
(Decrease) increase in accrued liabilities	(566,783)	155,674
Decrease in deferred revenue	(73,439)	(324,190)

Net cash used for operating activities	(7,330,127)	(9,321,475)

Cash flows from investing activities:
Loans to related parties	24,889	(1,120,639)
Acquisition of property and equipment	(605,825)	(926,082)
Purchases of marketable securities	(3,295,195)	(11,150,394)
Proceeds from sales and maturities of marketable securities	16,996,495	19,117,395

Net cash provided by investing activities	13,120,364	5,920,280

Cash flows from financing activities:
Proceeds from working capital line of credit	–	3,000,000
Principal payments on equipment loan	–	(720,670)
Principal payments on term loan	–	(1,884,933)
Proceeds from sale of investment in sales-type leases	313,350	283,528
Principal payments on debt related to investment in sales-type leases	(496,076)	(575,703)
Proceeds from issuance of common stock	304,842	744,329
Payments received on notes receivable from employees and directors	25,658	172,736

Net cash provided by financing activities	147,774	1,019,287

Net increase (decrease) in cash and cash equivalents	5,938,011	(2,381,908)
Cash and cash equivalents, beginning of period	14,325,348	18,676,617

Cash and cash equivalents, end of period	$20,263,359	$16,294,709

Supplemental disclosure of cash flow information:
Interest paid	$55,283	$246,027

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

Foreign Currency

           The functional currency of the Company’s international subsidiaries is the U.S. dollar; therefore, transaction gains and losses are recorded in the consolidated statements of operations for those transactions that occur in a foreign currency. Foreign currency transaction gains and losses have not been material.

Cash, Cash Equivalents and Marketable Securities

           The Company invests its excess cash in money market accounts, certificates of deposit, U.S. Treasury bills, high-grade commercial paper and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

          The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at June 29, 2002 and December 31, 2001. The securities are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as other comprehensive income (loss).

Revenue Recognition

           Effective January 1, 2000, the Company adopted Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition in financial statements. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes. The adoption of SAB No. 101 did not have a material impact on the Company’s results of operations, cash flows or financial position.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The Company recognizes revenue from equipment sales, disposable product sales and sales-type leases at the time of product shipment when collectibility is reasonably assured. Payments received prior to shipment are recorded as deferred revenue. The Company has entered into certain licensing and distribution agreements for which payments received in advance are recorded as deferred revenue. Revenue under these agreements is recognized as earned per the terms of the respective agreements. The Company does not record a provision for estimated sales returns because historically the Company has experienced only minimal returns that were not covered by warranty.

Research and Development Costs

           The Company charges research and development costs to operations as incurred. Research and development costs include costs associated with new product development, product improvements and extensions, clinical studies, and consulting expenses.

Accounts Receivable

          Estimates are used in determining the Company’s allowance for doubtful accounts based on the Company’s historical collections experience, historical write-offs of its receivables, current trends, credit policy and a percentage of the Company’s accounts receivable by aging category. The Company also reviews the credit quality of its customer base as well as changes in the Company’s credit policies. The Company continuously monitors collections and payments from its customers.

Inventory

           The Company values inventory at the lower of cost or estimated market, and determines cost on a first-in, first-out basis. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on production history and on its estimated forecast of product demand. The medical industry in which the Company markets its products is characterized by rapid product development and technological advances that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case it will need to change its estimate of the provision required for excess and obsolete inventory. If revisions are deemed necessary, the Company would be required to recognize the adjustments in its costs of revenue at the time of the determination.

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

Property and Equipment

           Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related equipment. Equipment held under capital leases is stated at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the lease and is amortized on a straight-line basis over the shorter of the lives of the related assets or the term of the leases. Repair and maintenance expenditures are charged to expense as incurred.

Income Taxes

           The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates, of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards.

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

Net Loss Per Share

           In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net loss per share amounts for the three and six months ended June 29, 2002 and June 30, 2001, were computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented.

           All shares of restricted common stock, stock options and warrants have been excluded from the calculation of diluted net loss per share since the inclusion of such amounts would be antidilutive.

Comprehensive Income (Loss)

           Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net loss, the only other element of comprehensive income (loss) impacting the Company is the unrealized gains (losses) on its marketable securities for all periods presented.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Reclassifications

           Certain amounts in the prior year’s financial statements have been reclassified to conform with the current-year presentation.

(3)      Comprehensive Income (Loss)

           The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(3,661,838)	$(4,266,505)	$(8,361,356)	$(8,063,712)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	17,932	(18,402)	(31,520)	(21,580)

Comprehensive loss	$(3,643,906)	$(4,284,907)	$(8,392,876)	$(8,085,292)

(4)       Investment in Sales-Type Leases

           The components of the Company’s net investment in sales-type leases are as follows:

	June 29,	December 31,
	2002	2001

	(Unaudited)

Total minimum lease payments receivable	$4,746,105	$4,199,380
Less — unearned interest	906,289	791,421

Net investment in sales-type leases	3,839,816	3,407,959
Less — current portion	1,556,460	1,473,260

	$2,283,356	$1,934,699

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)       Inventory

            Inventory consists of the following:

	June 29,	December 31,
	2002	2001

	(Unaudited)

Raw materials	$1,805,944	$2,891,400
Work-in-progress	184,230	90,076
Finished goods	1,404,518	2,126,690

	$3,394,692	$5,108,166

(6)       Segment Information and Enterprise Reporting

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

           Revenue by geographic destination and as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Geographic Area by Destination
Domestic	$8,520,710	$6,708,441	$16,370,433	$13,503,761
International	1,530,513	2,264,580	3,367,356	4,332,080

	$10,051,223	$8,973,021	$19,737,789	$17,835,841

	Three Months Ended		Six Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Geographic Area by Destination
Domestic	85%	75%	83%	76%
International	15	25	17	24

	100%	100%	100%	100%

           The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 29, 2002 and June 30, 2001.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)       Related Party Transactions

            During the first quarter of 2001, the Company loaned, on a full recourse basis, $75,000 to certain employees of the Company. In April 2001, the Company loaned, on a full recourse basis, an aggregate of $1,081,000, to an officer, certain employees and a consultant of the Company. In May 2002, the Company loaned, on a full recourse basis, $50,000 to an officer of the Company. The loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans, included in other assets in the accompanying consolidated balance sheets, are payable over periods ranging from one to five years and are in each case secured by assets of the borrower, including shares of the Company’s common stock owned by the borrower. The aggregate outstanding balance on these loans at June 29, 2002 and December 31, 2001 was approximately $1,178,000 and $1,209,000, respectively.

            In January 2002, the Company entered into a consulting agreement with one of its directors to provide consulting, advisory and neuroscience business planning services to the Company. As of June 29, 2002, approximately $9,000 has been paid to this director under this consulting agreement.

(8)       Loan Agreements

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

            The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash and securities with a net equity value equal to 102% of the $5,000,000 commitment. At June 29, 2002, $3,000,000 of the revolving line of credit was outstanding, and the Company was in compliance with all covenants contained in the revolving line of credit agreement. At June 29, 2002, the interest rate on the revolving line of credit was 4.75%.

(9)       Subsequent Events

            On August 7, 2002, the Company formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a Stock Purchase Agreement and granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. Cash proceeds from this sale of common stock were $10,0000,004.

            On August 7, 2002, the Company also entered into an agreement with Boston Scientific Corporation for a revolving line of credit. The revolving line of credit is for $5,000,000, expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus one percent. The Company’s revolving line of credit with Boston Scientific Corporation is secured by the Company’s inventory and certain of the Company’s accounts receivable.

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

            We offer customers the option either to purchase the BIS monitors outright or to acquire the BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The customer is granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 5% and 1% of total revenue in the three months and approximately 4% and 1% of total revenue in the six months ended June 29, 2002 and June 30, 2001, respectively.

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

            We derive our revenue primarily from sales of monitors, BIS Module Kits, and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. In the three months ended June 29, 2002 and June 30, 2001, revenue from the sale of Equipment represented approximately 34% and 30%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 66% and 70%, respectively, of our revenue. In the six months ended June 29, 2002 and June 30, 2001, revenue from the sale of Equipment represented approximately 35% and 31%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 65% and 69%, respectively, of our revenue. In the third fiscal quarter of 2002, we believe that our total revenue from the sale of Equipment and BIS Sensors will remain relatively flat compared to the second fiscal quarter of 2002 as a result of a seasonal decline in sensor utilization and hospital capital spending during the summer months.

            Revenue from domestic sales in the three months ended June 29, 2002 and June 30, 2001 was approximately $8.5 million and $6.7 million, respectively, which represented approximately 85% and 75%, respectively, of our revenue for those periods. For the six months ended June 29, 2002 and June 30, 2001, revenue from domestic sales was approximately $16.4 million and $13.5 million, respectively, which represented approximately 83% and 76%, respectively, of our revenue for those periods. Revenue from international sales in the three months ended June 29, 2002 and June 30, 2001 was approximately $1.5 million and $2.3 million, respectively, which represented approximately 15% and 25%, respectively, of our revenue for those periods. Revenue from international sales in the six months ended June 29, 2002 and June 30, 2001 was approximately $3.4 million and $4.3 million, respectively, which represented approximately 17% and 24%, respectively, of our revenue for those periods.

            In December 1998 and March 1999, we established subsidiaries in The Netherlands and the United Kingdom, respectively, to facilitate our entry into the international market. We are developing our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. We expect to enhance our international third-party distribution program through direct sales efforts and to support our customers with clinical specialists. In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, the Japanese Ministry of Health, Labor and Welfare approved our A-1050 EEG Monitor with BIS for marketing in Japan. In May 2001, the Japanese Ministry of Health, Labor and Welfare approved our A-2000 BIS Monitor for marketing in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 24% and 29%, respectively, of international revenue for the three and six months ended June 29, 2002 and approximately 37% and 19%, respectively, of international revenue for the three and six months ended June 30, 2001.

            Various factors may adversely affect our quarterly operating results through the year ending December 31, 2002. First, we have recently completed the reorganization of our sales and clinical organizations, and we are continuing to evaluate the effects of the reorganization. Second, we have underestimated the amount of clinical education necessary to bring our installed base up to expected sensor utilization levels. Third, we have recently transitioned leadership of our international operations and we are still in the process of assessing the impact of this transition. Fourth, in Japan, Nihon Kohden is waiting for approval of both the BIS XP system and its BIS module which, until Nihon Kohden receives approval, may cause customers in Japan to delay their purchasing decisions.

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

   Revenue Recognition

            Our revenue is recognized in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition in financial statements. We recognize revenue from Equipment sales, disposable product sales and sales-type leases at the time of product shipment when collectibility is reasonably assured. Payments received prior to shipment are recorded as deferred revenue. We have entered into certain licensing and distribution agreements for which payments received in advance are also recorded as deferred revenue. Revenue under these agreements is recognized as earned per the terms of the respective agreements.

            We do not record a provision for estimated sales returns because historically we have experienced only minimal returns that were not covered by warranty. To the extent returns increase in future periods, we would be required to re-evaluate our revenue recognition policy in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists.

   Accounts Receivable

            Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, historical write-offs of our receivables, credit policy and a percentage of our accounts receivable by aging category. We also review the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

   Inventories

            We value inventory at the lower of cost or estimated market, and determine cost on a first-in, first-out basis. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on production history and on our estimated forecast of product demand. The medical industry in which we market our products is characterized by rapid product development and technological advances that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we will need to change our estimate of the provision required for excess and obsolete inventory. If revisions are deemed necessary, we would be required to recognize the adjustments in our costs of revenue at the time of the determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

   Investment in Sales-Type Leases

            We follow SFAS No. 13, Accounting For Leases, for our investment in sales-type leases. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. In accordance with SFAS No. 13, the minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease, is recorded as net investment in sales-type leases. The cost of the BIS monitor acquired by the customer is recorded as cost of revenue in the same period.

            In addition, we periodically review and assess the net realizability of our investment in sales-type leases. This review includes determining if a customer who entered into a sales-type lease is significantly underperforming relative to the customer’s committed level of BIS Sensor purchases. If this review results in a lower estimate of the net realizable investment balance, an allowance for the unrealized amount is established in the period in which the estimate is changed. Therefore, if in any period it is determined that a significant number of customers who entered into sales-type leases are underperforming in their respective commitments, it could have an impact on our operations.

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

	Three Months Ended		Six Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Revenue	100%	100%	100%	100%
Costs and expenses:
Costs of revenue	30	32	33	32
Research and development	20	20	20	20
Sales and marketing	69	81	73	79
General and administrative	19	23	19	23

Total costs and expenses	138	156	145	154

Loss from operations	(38)	(56)	(45)	(54)
Interest income, net	2	8	3	9

Net loss	(36)%	(48)%	(42)%	(45)%

Three and Six Months Ended June 29, 2002 Compared to Three and Six Months Ended June 30, 2001

            Revenue.   Our revenue increased to approximately $10.1 million in the three months ended June 29, 2002 from approximately $9.0 million in the three months ended June 30, 2001, an increase of approximately 12%. Our revenue increased to approximately $19.7 million in the six months ended June 29, 2002 from approximately $17.8 million in the six months ended June 30, 2001, an increase of approximately 11%.

            Revenue from the sale of Equipment increased to approximately $3.4 million in the three months ended June 29, 2002 from approximately $2.7 million in the three months ended June 30, 2001, an increase of approximately 27%. In the six months ended June 29, 2002, Equipment revenue increased to approximately $6.9 million from approximately $5.5 million in the six months ended June 30, 2001, an increase of approximately 25%. We believe that there were two primary factors that contributed to the increase in revenue from the sale of Equipment in the three and six months ended June 29, 2002 compared to the three and six months ended June 30, 2001. First, domestic Equipment revenue in the three months ended June 29, 2002 increased 202% to approximately $2.4 million from approximately $785,000 in the three months ended June 30, 2001, and increased 127% to approximately $4.4 million in the six months ended June 29, 2002 from approximately $1.9 million in the six months ended June 30, 2001. This was a result of increases in both the domestic average selling price of monitors and in the number of domestic monitors sold during the three and six months ended June 29, 2002 compared to the three and six months ended June 30, 2001. The domestic average selling price of monitors increased approximately 40% and 20%, respectively, in the three and six months ended June 29, 2002 compared to the three and six months ended June 30, 2001. In this same period, the number of domestic monitors sold increased approximately 127% and 53%, respectively. Second, revenue from the sale of accessories, particularly sales of the BIS XP system upgrade kits, increased approximately 169% in the three months ended June 29, 2002 compared to the three months ended June 30, 2001 and increased approximately 205% in the six months ended June 29, 2002 compared to the six months ended June 30, 2001. In the three and six months ended June 30, 2001, there was no revenue from the sale of BIS XP system upgrade kits as these were not introduced until September 2001. This increase in revenue from the sale of accessories more than offsets the 30% decrease in revenue from the sale of BIS Module Kits in the second quarter of 2002 as compared to the second quarter of 2001 and the 39% decrease for the first half of 2002 compared to the first half of 2001.

            Revenue from the sale of BIS Sensors increased slightly to approximately $6.6 million in the three months ended June 29, 2002 from approximately $6.3 million in the three months ended June 30, 2001, an increase of approximately 6%. In the six months ended June 29, 2002, revenue from the sale of BIS Sensors increased to approximately $12.9 million from approximately $12.3 million in the six months ended June 30, 2001, an increase of approximately 4%. The increase in revenue from the sale of BIS Sensors in the three and six months ended June 29, 2002 compared to the three and six months ended June 30, 2001 was primarily attributable to an increase of approximately 5% and 4%, respectively, in the number of BIS Sensors sold as a result of growth in the installed base of monitors and modules. Our installed base of monitors and modules increased approximately 18% at June 29, 2002 compared to June 30, 2001, to more than 14,400 units.

            Our gross profit margin was approximately 70% and 67%, respectively, of revenue in the three and six months ended June 29, 2002 compared to a gross profit margin of approximately 68% of revenue in each of the three and six months ended June 30, 2001. The increase in gross profit margin percentage for the three months ended June 29, 2002 compared to the three months ended June 30, 2001 was a result of two factors. First, during the three months ended June 29, 2002, we had increased sales of our higher gross margin percentage BIS Sensors as a result of the increase in our installed base of monitors and BIS Module Kits. Second, we experienced an increase in the average selling price of monitors.

            For the six months ended June 29, 2002 compared to the six months ended June 30, 2001, we believe the decrease in gross profit margin was a result of the following: first, during the six months ended June 29, 2002, we had a 20% increase in revenue from the sale of monitors and a 36% increase in revenue from the sale of other Equipment as compared to only a 4% increase in revenue from the sale of BIS Sensors. Equipment has a lower gross profit margin than our BIS Sensors. Second, the gross profit margin on BIS Module Kits and BIS XP system upgrades is less than that on monitors. In the third fiscal quarter of 2002, we believe that our gross margin percentage will decrease compared to the second fiscal quarter of 2002 because we expect the following: a seasonal decline in sensor utilization and hospital capital spending, the effect of transitioning our existing installed base to the BIS XP system through the sale of low gross margin percentage upgrade kits, and continued depreciation expense on monitors placed under our EP program and monitors used by customers for evaluation purposes.

            Research and Development.   Research and development expenses increased to approximately $2.0 million in the three months ended June 29, 2002 from approximately $1.8 million in the three months ended June 30, 2001, an increase of approximately 11%. Research and development expenses increased to approximately $4.0 million in the six months ended June 29, 2002 from approximately $3.6 million in the six months ended June 30, 2001, an increase of approximately 10%. The increase in research and development expenses for the three and six months ended June 29, 2002 compared to the three and six months ended June 30, 2001, was primarily attributable to an increase in research and development personnel and related payroll and other expenses of approximately $208,000 and $473,000, respectively. This increase was offset by decreases of approximately $53,000 and $116,000, respectively, in new product development expenses and approximately $48,000 and $75,000, respectively, in consulting expenses. We expect research and development expenses to increase slightly in the third fiscal quarter of 2002 as compared to the second fiscal quarter of 2002 as we continue to invest in the development of product improvements and extensions for our current products, clinical studies, including our three multi-center, multinational studies to determine the incidence of awareness during BIS monitoring that we are sponsoring, and new applications for our technology, including our initiatives into neuroscience.

            Sales and Marketing.   Sales and marketing expenses decreased to approximately $7.0 million in the three months ended June 29, 2002 from approximately $7.2 million in the three months ended June 30, 2001, a decrease of approximately 4%. Sales and marketing expenses increased slightly to approximately $14.3 million in the six months ended June 29, 2002 from approximately $14.2 million in the six months ended June 30, 2001, an increase of approximately 1%. The decrease in sales and marketing expenses in the three months ended June 29, 2002 compared to the three months ended June 30, 2001, was attributable to a decrease in sales and marketing personnel and related payroll and other expenses of approximately $241,000, a decrease in consulting expenses of approximately $467,000, offset by increases in expenses associated with increasing our name and brand awareness through advertising, public relations, tradeshows and the Internet of approximately $137,000 and an increase in operating expenses associated with our international subsidiaries of approximately $218,000.

            The increase in sales and marketing expenses for the six months ended June 29, 2002 compared to the six months ended June 30, 2001 was primarily attributable to an increase in expenses associated with increasing our name and brand awareness through advertising, public relations, tradeshows and the Internet of approximately $388,000, an increase in operating expenses associated with our international subsidiaries of approximately $686,000, and an increase in clinical education initiatives of approximately $100,000. These increases were offset by decreases in consulting expenses of approximately $780,000 and a decrease in sales and marketing personnel and related payroll and other expenses of approximately $325,000. We expect sales and marketing expenses in the third fiscal quarter of 2002 to increase slightly as compared to the second fiscal quarter of 2002 as we continue to expand our international operations and to complement our existing sales and marketing programs with additional programs.

            General and Administrative.   General and administrative expenses decreased to approximately $1.9 million in the three months ended June 29, 2002 from approximately $2.0 million in the three months ended June 30, 2001, a decrease of approximately 5%. General and administrative expenses decreased to approximately $3.8 million in the six months ended June 29, 2002 from approximately $4.1 million in the six months ended June 30, 2001, a decrease of approximately 7%. The decrease in general and administrative expenses in the three and six months ended June 29, 2002 compared to the three and six months ended June 30, 2001 was attributable to a decrease in general and administrative personnel and related payroll and other expenses of approximately $160,000 and $272,000, respectively. The reduction in general and administrative expenses also included a decrease in investor relations expenses of approximately $22,000 and $75,000, respectively. These decreases were offset by increases in professional and consulting expenses of approximately $20,000 and $134,000, respectively, and insurance expense of approximately $98,000 and $106,000, respectively. We expect general and administrative expenses in the third fiscal quarter of 2002 to be comparable to the second fiscal quarter of 2002.

            Interest Income, Net.   Net interest income decreased to approximately $228,000 in the three months ended June 29, 2002 from approximately $724,000 in the three months ended June 30, 2001, a decrease of approximately 68%. Net interest income decreased to approximately $503,000 in the six months ended June 29, 2002 from approximately $1.6 million in the six months ended June 30, 2001, a decrease of approximately 69%. Interest income decreased to approximately $283,000 in the three months ended June 29, 2002 from approximately $829,000 in the three months ended June 30, 2001, a decrease of approximately 66%. Interest income decreased to approximately $628,000 in the six months ended June 29, 2002 from approximately $1.9 million in the six months ended June 30, 2001, a decrease of approximately 66%. The decrease in interest income was primarily attributable to lower cash and investments balances resulting from continued operating losses and our other uses of cash and lower interest rates on our investments as a result of general interest rate declines.

            Interest expense decreased to approximately $55,000 in the three months ended June 29, 2002 from approximately $104,000 in the three months ended June 30, 2001, a decrease of approximately 47%. Interest expense decreased to approximately $125,000 in the six months ended June 29, 2002 from approximately $223,000 in the six months ended June 30, 2001, a decrease of approximately 44%. The decrease in interest expense in the three and six months ended June 29, 2002 was a result of the repayment of our equipment and term loans in May 2001, lower average outstanding debt obligations resulting from payments under our other debt obligations, and lower interest rates on our working capital line of credit as compared to the equipment and term loans. We expect net interest income to remain consistent in the third fiscal quarter of 2002 compared to net interest income in the second fiscal quarter of 2002 as a result of slightly higher cash and investment balances resulting from the sale of our common stock in August 2002, offset by continued operating losses and other uses of cash.

            Net Loss.   As a result of the factors discussed above, for the three and six months ended June 29, 2002 we had a net loss of approximately $3.7 million and $8.4 million, respectively, as compared to a net loss of approximately $4.3 million and $8.1 million for the three and six months ended June 30, 2001.

Liquidity and Capital Resources

            Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of our convertible preferred stock. Through June 29, 2002, we raised approximately $67.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $4.1 million of financing related to our investments in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2001, we entered into an agreement with Fleet National Bank for a $5.0 million revolving line of credit which expires on May 14, 2003. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheets. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment.

            We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at June 29, 2002.

            Working capital at June 29, 2002 was approximately $33.4 million compared to approximately $41.3 million at December 31, 2001. The decrease in working capital from December 31, 2001 to June 29, 2002 was primarily attributable to our continued net loss of approximately $8.4 million.

            We used approximately $7.3 million of cash for operations in the six months ended June 29, 2002 as compared to approximately $9.3 million in the six months ended June 30, 2001. Cash used for operations in the six months ended June 29, 2002 was primarily driven by operating losses, a decrease in accounts payable of approximately $688,000, a decrease in accrued liabilities of approximately $567,000, an increase in other assets of approximately $413,000 and an increase in our investment in sales-type leases of approximately $432,000, offset by decreases in accounts receivable of approximately $201,000 and inventory of approximately $1.7 million due to improved inventory management.

            We received approximately $13.1 million of cash from investing activities in the six months ended June 29, 2002 as compared to approximately $5.9 million in the six months ended June 30, 2001. The cash received from investing activities in the six months ended June 29, 2002 was primarily the result of the sales and maturities of our investments in marketable securities. We received approximately $13.7 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $606,000 primarily in information systems and machinery and equipment in the six months ended June 29, 2002. In the six months ended June 30, 2001, we received approximately $8.0 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $926,000 primarily for improvements to our information systems and additions to demonstration equipment.

            We received approximately $148,000 of cash from financing activities in the six months ended June 29, 2002 primarily as a result of proceeds from the sale of our investment in sales-type leases and the issuance of shares of our common stock upon the exercise of stock options, partially offset by payments of principal on debt. In the six months ended June 30, 2001, we received approximately $1.0 million as a result of proceeds from our working capital line of credit, offset by payments of principal on debt.

            In May 2001, we paid the outstanding principal on both the equipment portion and term loan portion of our loan agreement with Imperial Bank and terminated the agreement. Following this termination, we entered into an agreement with Fleet National Bank for a revolving line of credit. The revolving line of credit is for $5.0 million and expires on May 14, 2003 and, subject to annual review by the bank, may be extended at the discretion of Fleet National Bank. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. At June 29, 2002, the interest rate on the line of credit was 4.75%. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheet. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. The outstanding balance on the line of credit at June 29, 2002 was $3.0 million. At June 29, 2002, we had standby letters of credit outstanding in the amount of approximately $404,000.

            We guarantee approximately $238,000 of operating lease obligations of our subsidiaries for the lease of office space and automobiles.

            In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investments in sales-type leases to Americorp Financial, Inc. Through June 29, 2002, we sold approximately $4.1 million of our investments in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases. At June 29, 2002, approximately $1.6 million is recorded as debt on our consolidated balance sheet.

            We had capital expenditures of approximately $606,000 for the six months ended June 29, 2002. At June 29, 2002, we did not have any commitments for capital expenditures, however, we anticipate that the level of capital expenditures in the third fiscal quarter of 2002 will remain comparable to the level of capital expenditures during the second fiscal quarter of 2002.

            On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a Stock Purchase Agreement and granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. Cash proceeds from this sale of common stock were approximately $10.0 million.

            On August 7, 2002, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit. The revolving line of credit is for $5.0 million, expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus one percent. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable.

            We believe that the financial resources available to us, including our current working capital and availability under our revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through the end of 2003. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and EP program and to meet market demand for our products.

            We have summarized below our contractual cash obligations as of June 29, 2002:

	Payments Due By Period

		Less Than	One to Three	Four to Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years

Line of credit	$3,000,000	$3,000,000	$—	$—	$—

Operating leases	4,881,356	1,213,928	2,190,036	1,477,392	—

Sale of investment in sales type leases	1,610,188	788,012	800,484	21,692	—

Total contractual cash obligations	$9,491,544	$5,001,940	$2,990,520	$1,499,084	$—

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

            This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending September 28, 2002 and for the year ending December 31, 2002. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

We will not be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities.

            Customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, these providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to be profitable.

We depend on our BIS system for substantially all of our revenue, and if the BIS system does not gain widespread market acceptance, then our revenue will not grow.

            We began selling our current BIS system in early 1998 and introduced the latest version, the BIS XP system, at the end of the third fiscal quarter of 2001. In 2002, we introduced commercially the BIS Extend Sensor for patients who are monitored over an extended period of time, such as in intensive care settings. To date, we have not achieved widespread market acceptance of the BIS system for use in the operating room or in the intensive care unit. Because we depend on our BIS system for substantially all of our revenue and we have no other significant products, if we fail to achieve widespread market acceptance for the BIS system, we will not be able to sustain or grow our product revenue.

Various market factors may adversely affect our quarterly operating results through the third fiscal quarter of 2002 and for the year ending December 31, 2002.

       In addition to the factors identified herein, various other factors may adversely affect our quarterly operating results through the third fiscal quarter of 2002 and the year ending December 31, 2002. First, we recently completed the reorganization of our sales and clinical organizations. This may adversely impact our revenue through the third fiscal quarter of 2002, depending in part on both the timing of when newly hired sales representatives become fully trained and effective with respect to our products, customer base and sales programs. Second, we have underestimated the amount of clinical education necessary to bring our installed base up to expected sensor utilization levels. Third, we have recently transitioned leadership of our international operations. These factors may adversely impact our revenue through the third fiscal quarter of 2002 and the year ending December 31, 2002, depending in part on the timing and effectiveness of our new sales, marketing and clinical education programs. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs, possible delays in purchasing decisions by customers in Japan and the cost of transitioning our installed base to the new BIS XP system may also adversely impact our revenue and operating results through the third fiscal quarter of 2002 and the year ending December 31, 2002.

We may need additional financing for our future capital needs and may not be able to raise additional funds on terms acceptable to us, or at all.

       We believe that the financial resources available to us, including our current working capital and availability under our revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through the end of 2003. If we are unable to increase our revenue and achieve positive cash flow, we will need to raise additional funds. We may also need additional financing if:

•	we need additional cash to fund research and development costs of products currently under development,
•	we decide to expand faster than currently planned,
•	we develop new or enhanced services or products ahead of schedule,
•	we decide to undertake new sales and/or marketing initiatives,
•	we are required to defend or enforce our intellectual property rights,
•	sales of our products do not meet our expectations in the United States or internationally,
•	we need to respond to competitive pressures, or
•	we decide to acquire complementary products, businesses or technologies.

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

       The medical industry in which we market our products is characterized by rapid product development and technological advances. Our revenue has been adversely affected by commercial introduction of an FDA-approved competitive anesthesia monitoring product. If we do not compete effectively with this monitoring product, our revenue will be adversely affected. Our current or planned products are at risk of obsolescence from:

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

       We have recently completed the reorganization of our domestic sales force and we are continuing to evaluate the effects of the reorganization. If the sales representatives do not become experienced with respect to our products, customer base and sales programs in a timely and successful manner and we continue to experience high turnover in our direct sales force, we will not be able to sustain and grow our product revenue. In the second half of 2001, we began the implementation of new marketing programs. If these new marketing programs are not implemented in a timely and successful manner, we will not be able to achieve the level of market awareness and sales required to expand our business. In addition, we recently completed the transition to new management in our international operations, including the combination of our international commercial and clinical groups. If this international reorganization is not successful, we will not be able to expand our international business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

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

      In order to increase our sales, we need to continue to strengthen our relationships with our domestic and international distributors and continue to add international distributors. We need to also continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. In addition, we need to hire and train more sales representatives. We have recently completed the reorganization of our sales organization and, in the second half of 2001, started to implement new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. If we do not further develop our direct and indirect sales channels and successfully implement the new sales organization and new sales and marketing programs and clinical education programs that encourage our customers to purchase and use our products, we will not reach the level of sales necessary to achieve profitability.

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

      Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:

•	the timing and volume of customer orders for our BIS system,
•	the introduction of the BIS XP system,
•	implementation of our EP program,
•	use of and demand for our BIS Sensors,
•	customer cancellations,
•	introduction of competitive products,
•	changes in management,
•	turnover in our direct sales force,
•	effectiveness of new marketing and sales programs,
•	reductions in orders by our distributors and original equipment manufacturers, and
•	the timing and amount of our expenses.

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

If the estimates we make, and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructurings, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct.

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

      We are facing increased competition in the domestic level of consciousness monitoring market as a result of another company’s monitoring system approved by the FDA in 2000. This product is marketed by a well-established medical products company with significant resources. We may not be able to compete effectively with this and other potential competitors. We may also face substantial competition from companies which may develop sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share.

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

      Our president and chief executive officer, Nassib Chamoun, joined us at our inception in 1987.Our chairman, J. Breckenridge Eagle, began serving as a director in 1988. Many other members of our management and key employees have extensive experience with us and other companies in the medical device industry. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

      We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Most of our revenue, expenses and capital spending are transacted in U.S. dollars. However, the expenses and capital spending of our international subsidiaries are transacted in local currency. As a result, changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. We do not use derivative instruments to hedge our foreign exchange risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances, marketable securities, investment in sales-type leases and line of credit agreements. The majority of our investments are in short-term instruments and subject to fluctuations in U.S. interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

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

The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through June 29, 2002, we used approximately $7.6 million of the net proceeds for the acquisition of machinery and equipment, leasehold improvements, furniture and fixtures, demonstration and evaluation equipment and new information systems. In addition, from January 27, 2000 through June 29, 2002, we used approximately $34.9 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of June 29, 2002, we had approximately $12.1 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

On August 7, 2002, we issued 1,428,572 shares of our common stock to Boston Scientific Corporation for an aggregate price of $10,000,004. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders.
On May 21, 2002, we held our 2002 annual meeting of stockholders. At the meeting, Boudewijn L.P.M. Bollen, J. Breckenridge Eagle and Edwin M. Kania were elected as Class II Directors of Aspect, to serve until our 2005 annual meeting of stockholders and until their successors are duly elected and qualified. Mr. Bollen received 15,097,453 shares of common stock voting in favor of his election, and 233,988 shares of common stock were withheld. Mr. Eagle received 15,102,169 shares of common stock voting in favor of his election, and 229,272 shares of common stock were withheld. Mr. Kania received 15,103,554 shares of common stock voting in favor of his election, and 227,887 shares of common stock were withheld. In addition, the terms of office of the following directors continued after our 2002 annual meeting of stockholders: Nassib G. Chamoun, Lester John Lloyd, Stephen E. Coit, Richard J. Meelia and Donald R. Stanski.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits

		10.1	Second Amendment, dated May 9, 2002, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank.
		10.2	Promissory Note, dated May 30, 2002, made in favor of the Registrant by Alan W. Milanazzo, together with Mortgage Agreement, dated as of May 30, 2002, by and between the Registrant and Alan W. Milanazzo.
		10.3	Amendment Number 1, dated June 10, 2002, to the Master Distribution Agreement, dated September 1, 2000, by and between the Registrant and Datex-Ohmeda Division of Instrumentarium Corporation.
		10.4	Stock Purchase Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2002 (File No. 0-24663).
		10.5	Registration Rights Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 7, 2002 (File No. 0-24663).
		10.6	Loan Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation, together with Security Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation and Promissory Note dated as of August 7, 2002, made by the Registrant in favor of Boston Scientific Corporation are incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 7, 2002 (File No. 0-24663).
		99.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On June 19, 2002, we filed a Current Report on Form 8-K with the SEC reporting that we dismissed Arthur Andersen LLP as our independent auditors on June 13, 2002 and engaged Ernst & Young LLP as our new independent auditors on June 19, 2002. The date of this Current Report on Form 8-K is June 13, 2002.

On August 8, 2002, we filed a Current Report on Form 8-K with the SEC reporting a strategic alliance with Boston Scientific Corporation, including the grant of an option to Boston Scientific Corporation to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. The date of this Current Report on Form 8-K is August 7, 2002.

SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.

Date: August 12, 2002	By:	/s/ J. Neal Armstrong

J. Neal Armstrong Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

10.1	Second Amendment, dated May 9, 2002, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank.
10.2	Promissory Note, dated May 30, 2002, made in favor of the Registrant by Alan W. Milanazzo, together with Mortgage Agreement, dated as of May 30, 2002, by and between the Registrant and Alan W. Milanazzo.
10.3	Amendment Number 1, dated June 10, 2002, to the Master Distribution Agreement, dated September 1, 2000, by and between the Registrant and Datex-Ohmeda Division of Instrumentarium Corporation.
10.4	Stock Purchase Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2002 (File No. 0-24663).
10.5	Registration Rights Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 7, 2002 (File No. 0-24663).
10.6	Loan Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation, together with Security Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation and Promissory Note dated as of August 7, 2002, made by the Registrant in favor of Boston Scientific Corporation are incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 7, 2002 (File No. 0-24663).
99.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.