Form 10-Q
period 2002-09-28
ASPECT MEDICAL SYSTEMS INC
filed 2002-11-12
CIK 886235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-24663

ASPECT MEDICAL SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of	04-2985553 (I.R.S. Employer Identification No.)
Incorporation or Organization)

141 Needham Street, Newton, Massachusetts	02464-1505
(Address of Principal Executive Offices)	(Zip Code)

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

YES [X]    NO [   ]

The Registrant had 19,337,340 shares of Common Stock, $0.01 par value per share, outstanding as of November 5, 2002.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 28,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,187,792	$14,325,348
Restricted cash	5,100,000	5,100,000
Marketable securities	8,593,917	22,032,628
Accounts receivable, net of allowance of $519,000 at September 28, 2002 and $522,000 at December 31, 2001	5,065,952	5,395,096
Current portion of investment in sales-type leases	1,597,087	1,473,260
Inventory	2,786,699	5,108,166
Other current assets	1,416,015	1,182,385

Total current assets	49,747,462	54,616,883
Property and equipment, net	4,518,798	5,695,436
Long-term investment in sales-type leases	2,417,495	1,934,699
Other long-term assets	1,042,572	1,122,026

Total assets	$57,726,327	$63,369,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Working capital line of credit	$—	$3,000,000
Current portion of long-term debt	834,251	829,947
Accounts payable	1,262,517	1,563,990
Accrued liabilities	6,736,726	7,436,236
Deferred revenue	575,599	521,119

Total current liabilities	9,409,093	13,351,292
Long-term portion of deferred revenue	7,183,753	997,813
Long-term debt	946,303	963,813
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 19,336,840 and 17,791,967 shares issued and outstanding at September 28, 2002 and December 31, 2001, respectively	193,368	177,920
Additional paid-in capital	130,368,739	126,533,939
Warrants	121,684	121,684
Notes receivable from employees and directors	(271,049)	(335,777)
Deferred compensation	—	(23,162)
Accumulated other comprehensive (loss) income	(5,996)	33,617
Accumulated deficit	(90,219,568)	(78,452,095)

Total stockholders’ equity	40,187,178	48,056,126

Total liabilities and stockholders’ equity	$57,726,327	$63,369,044

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$9,995,213	$8,528,080	$29,733,002	$26,363,921
Costs and expenses:
Costs of revenue	2,803,279	3,051,077	9,344,866	8,702,214
Research and development	1,885,866	1,968,659	5,848,541	5,587,219
Sales and marketing	6,981,264	6,851,143	21,294,935	21,038,124
General and administrative	1,960,242	2,003,111	5,744,221	6,092,629

Total costs and expenses	13,630,651	13,873,990	42,232,563	41,420,186

Loss from operations	(3,635,438)	(5,345,910)	(12,499,561)	(15,056,265)
Interest income	289,708	586,571	917,805	2,456,062
Interest expense	(60,387)	(77,769)	(185,717)	(300,617)

Net loss	$(3,406,117)	$(4,837,108)	$(11,767,473)	$(12,900,820)

Net loss per share:
Basic and diluted	$(0.18)	$(0.27)	$(0.65)	$(0.73)
Shares used in computing net loss per share:
Basic and diluted	18,733,293	17,683,237	18,072,978	17,561,058

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 28,	September 29,
	2002	2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,767,473)	$(12,900,820)
Adjustments to reconcile net loss to net cash used for operating activities -
Depreciation and amortization	2,032,128	1,915,817
Provision for doubtful accounts	—	50,000
Compensation expense related to stock options	31,441	52,737
Changes in assets and liabilities -
Decrease (increase) in accounts receivable	329,144	(1,108,007)
Decrease (increase) in inventory	2,321,467	(1,403,201)
(Increase) decrease in other assets	(185,523)	230,459
(Increase) decrease in investment in sales-type leases	(606,623)	843,130
Decrease in accounts payable	(301,473)	(932,375)
(Decrease) increase in accrued liabilities	(699,510)	900,248
Increase (decrease) in deferred revenue	6,240,420	(380,536)

Net cash used for operating activities	(2,606,002)	(12,732,548)

Cash flows from investing activities:
Loans to related parties	31,347	(1,074,891)
Acquisition of property and equipment	(855,490)	(1,286,364)
Increase in restricted cash	—	(5,100,000)
Purchases of marketable securities	(9,088,675)	(20,060,061)
Proceeds from sales and maturities of marketable securities	22,487,773	33,151,687

Net cash provided by investing activities	12,574,955	5,630,371

Cash flows from financing activities:
Proceeds from working capital line of credit	—	4,000,000
Payment on working capital line of credit	(3,000,000)	—
Principal payments on equipment loan	—	(720,670)
Principal payments on term loan	—	(1,884,933)
Proceeds from sale of investment in sales-type leases	715,637	283,528
Principal payments on debt related to investment in sales-type leases	(728,843)	(829,178)
Proceeds from issuance of common stock	3,841,969	1,355,895
Payments received on notes receivable from employees and directors	64,728	175,010

Net cash provided by financing activities	893,491	2,379,652

Net increase (decrease) in cash and cash equivalents	10,862,444	(4,722,525)
Cash and cash equivalents, beginning of period	14,325,348	23,776,617

Cash and cash equivalents, end of period	$25,187,792	$19,054,092

Supplemental disclosure of cash flow information:
Interest paid	$185,385	$333,358

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

     Foreign Currency

     The functional currency of the Company’s international subsidiaries is the U.S. dollar; therefore, transaction gains and losses from such entities are recorded in the consolidated statements of operations. Foreign currency transaction gains and losses have not been material.

     Cash, Cash Equivalents and Marketable Securities

     The Company invests its excess cash in money market accounts, certificates of deposit, U.S. Treasury bills, high-grade commercial paper and debt obligations of various government agencies. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at September 28, 2002 and December 31, 2001. The marketable securities are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity as other comprehensive income (loss).

     Revenue Recognition

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In August 2002, the Company sold 1,428,572 shares of its common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004. Approximately $6,300,000 of the aggregate purchase price was recorded as deferred revenue in the accompanying consolidated balance sheet. This amount represents the difference between the purchase price of $7.00 per share and the closing price of the Company’s common stock on the date of the sale. The deferred revenue will be recognized ratably over the term of the OEM product development and distribution agreement.

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

     Inventory

     The Company values inventory at the lower of cost or estimated market, and determines cost on a first-in, first-out basis. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on production history and on its estimated forecast of product demand. The medical industry in which the Company markets its products is characterized by rapid product development and technological advances that could result in obsolescence of inventory. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case it will need to change its estimate of the provision required for excess and obsolete inventory. If revisions are deemed necessary, the Company would recognize the adjustments in its costs of revenue at the time of the determination.

     Investment in Sales-Type Leases

     The Company follows SFAS No. 13, Accounting For Leases, for its investment in sales-type leases. Under the Company’s sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. In accordance with SFAS No. 13, the minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease, is recorded as net investment in sales-type leases. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period.

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

     Concentration of Credit Risk and Single or Limited Source Suppliers

     Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash equivalents, accounts receivable, investment in sales-type lease receivables and marketable securities. To minimize the risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. The Company maintains cash, cash equivalents and investments in marketable securities with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and Company policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.

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

     Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net loss per share amounts for the three and nine months ended September 28, 2002 and September 29, 2001, were computed by dividing the net loss by the weighted average number of shares of common stock outstanding during those periods.

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

     Reclassifications

     Certain amounts in the prior year’s financial statements have been reclassified to conform with the current-year presentation.

(3) Comprehensive Income (Loss)

     The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(3,406,117)	$(4,837,108)	$(11,767,473)	$(12,900,820)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(8,093)	52,491	(39,613)	30,911

Comprehensive loss	$(3,414,210)	$(4,784,617)	$(11,807,086)	$(12,869,909)

(4) Investment in Sales-Type Leases

     The components of the Company’s net investment in sales-type leases are as follows:

	September 28,	December 31,
	2002	2001

	(Unaudited)
Total minimum lease payments receivable	$4,979,443	$4,199,380
Less — unearned interest	964,861	791,421

Net investment in sales-type leases	4,014,582	3,407,959
Less — current portion	1,597,087	1,473,260

	$2,417,495	$1,934,699

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Inventory

     Inventory consists of the following:

	September 28,	December 31,
	2002	2001

	(Unaudited)
Raw materials	$1,557,879	$2,891,400
Work-in-progress	161,868	90,076
Finished goods	1,066,952	2,126,690

	$2,786,699	$5,108,166

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

     Revenue by geographic destination and as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Geographic Area by Destination Domestic	$8,324,774	$6,917,188	$24,695,207	$20,420,949
International	1,670,439	1,610,892	5,037,795	5,942,972

	$9,995,213	$8,528,080	$29,733,002	$26,363,921

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Geographic Area by Destination Domestic	83%	81%	83%	77%
International	17	19	17	23

	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 28, 2002 and September 29, 2001.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Related Party Transactions

     During the first quarter of 2001, the Company loaned, on a full recourse basis, $75,000 to certain employees of the Company. In April 2001, the Company loaned, on a full recourse basis, an aggregate of $1,081,000, to an officer, certain employees and a consultant of the Company. In May 2002, the Company loaned, on a full recourse basis, $50,000 to an officer of the Company. On September 27, 2002, that officer left the employ of the Company and the note and accrued interest became due and payable. The loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans, included in other assets in the accompanying consolidated balance sheets, are payable over periods ranging from one to five years and are in each case secured by assets of the borrower, including shares of the Company’s common stock owned by the borrower. The aggregate outstanding balance on these loans at September 28, 2002 and December 31, 2001 was approximately $1,171,000 and $1,209,000, respectively.

     In January 2002, the Company entered into a consulting agreement with one of its directors to provide consulting, advisory and neuroscience business planning services to the Company. As of September 28, 2002, approximately $9,000 has been paid to this director under this consulting agreement.

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

     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash and securities with a net equity value equal to 102% of the $5,000,000 commitment. At September 28, 2002, there was no outstanding balance under the revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement. At September 28, 2002, the interest rate on the revolving line of credit was 4.75%.

     The Company has entered into an agreement for a $5,000,000 revolving line of credit with Boston Scientific Corporation in connection with a strategic alliance entered into in August 2002 (see Note 9).

(9) Strategic Alliance with Boston Scientific Corporation

     On August 7, 2002, the Company formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a stock purchase agreement and granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. Gross cash proceeds from this sale of common stock were $10,000,004. Approximately $6,300,000 of the aggregate purchase price was recorded as deferred revenue in the accompanying consolidated balance sheet at September 28, 2002. This amount represents the portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue will be recognized ratably over the term of the OEM product development and distribution agreement.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On August 7, 2002, the Company also entered into an agreement with Boston Scientific Corporation for a revolving line of credit. The revolving line of credit is for $5,000,000, expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with Boston Scientific Corporation is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At September 28, 2002, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

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

Overview

     We develop, manufacture and market an anesthesia monitoring system that we call the BIS system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room and intensive care settings and administer the amount of anesthesia needed by each patient. Our proprietary BIS system includes our BIS monitor, or our BIS Module Kit, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our disposable BIS Sensors. We collectively refer to our group of disposable sensors, including the BIS Standard Sensor, BIS Sensor Plus, BIS Pediatric Sensor, BIS Quatro Sensor, which we formerly called the BIS XP Sensor, and BIS Extend Sensor as BIS Sensors.

     Our latest generation monitor, the A-2000 BIS Monitor, was cleared for marketing by the United States Food and Drug Administration, or the FDA, in February 1998. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. The BIS XP system offers enhanced performance capabilities and expanded benefits as compared to the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. The BIS XP system is designed to detect and filter interference from muscle artifact and is resistant to interference from electrocautery devices. Additionally, it is able to provide enhanced detection of near suppression, a brain wave pattern occasionally seen during deep anesthesia and cardiac cases. Our other monitor products are the A-1000 Monitor, the A-1050 EEG Monitor with BIS and the BIS Module Kit. After the introduction of the A-2000 BIS Monitor, we ceased active marketing of the A-1050 EEG Monitor with BIS domestically. In addition to the disposable BIS Sensors, we offer the Zipprep EEG Electrode.

     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

     We offer customers the option either to purchase the BIS monitor outright or to acquire the BIS monitor pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The customer is granted an option to purchase the BIS monitor at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 4% of total revenue in both the three and nine months ended September 28, 2002, and approximately 4% and 2% of total revenue in the three and nine months ended September 29, 2001, respectively.

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

     We derive our revenue primarily from sales of monitors, BIS Module Kits, and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. In the three months ended September 28, 2002 and September 29, 2001, revenue from the sale of Equipment represented approximately 31% and 32%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 69% and 68%, respectively, of our revenue. In the nine months ended September 28, 2002 and September 29, 2001, revenue from the sale of Equipment represented approximately 34% and 31%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 66% and 69%, respectively, of our revenue.

     Revenue from domestic sales in the three months ended September 28, 2002 and September 29, 2001 was approximately $8.3 million and $6.9 million, respectively, which represented approximately 83% and 81%, respectively, of our revenue for those periods. For the nine months ended September 28, 2002 and September 29, 2001, revenue from domestic sales was approximately $24.7 million and $20.4 million, respectively, which represented approximately 83% and 77%, respectively, of our revenue for those periods. Revenue from international sales in the three months ended September 28, 2002 and September 29, 2001 was approximately $1.7 million and $1.6 million, respectively, which represented approximately 17% and 19%, respectively, of our revenue for those periods. Revenue from international sales in the nine months ended September 28, 2002 and September 29, 2001 was approximately $5.0 million and $5.9 million, respectively, which represented approximately 17% and 23%, respectively, of our revenue for those periods.

     We have subsidiaries in The Netherlands and the United Kingdom, through which we sell our products into the international market. We are developing our international sales and distribution program through a combination of clinical specialists to support our customers, distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Nihon Kohden received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and in May 2001, received approval for our A-2000 BIS Monitor. Nihon Kohden has requested but has not yet received approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 16% and 25%, respectively, of international revenue for the three and nine months ended September 28, 2002 and approximately 37% and 24%, respectively, of international revenue for the three and nine months ended September 29, 2001.

     Various factors may adversely affect our quarterly operating results through the year ending December 31, 2002. Among these factors are: first, during this quarter we experienced a change in the management of our North American field operations. Second, as we continue to shift the focus of our placements from BIS monitors to BIS modules, Equipment revenue may be adversely affected. Third, in Japan, Nihon Kohden is awaiting approval of the BIS XP system. We believe customers may delay or reconsider purchasing decisions in Japan pending this approval.

Application of Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions. We believe that our critical accounting policies are as follows:

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

     Accounts Receivable

     Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, historical write-offs of our receivables, credit policy and a percentage of our accounts receivable by aging category. We also review the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. To the extent we experience a deterioration in our historical collections experience or increased credit losses, bad debt expense could increase in future periods.

     Inventories

     We value inventory at the lower of cost or estimated market, and determine cost on a first-in, first-out basis. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on production history and on our estimated forecast of product demand. The medical industry in which we market our products is characterized by rapid product development and technological advances that could result in obsolescence of inventory. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we will need to change our estimate of the provision required for excess and obsolete inventory. If revisions are deemed necessary, we would recognize the adjustments in our costs of revenue at the time of the determination. Therefore, although we continually update our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

     Investment in Sales-Type Leases

     We follow SFAS No. 13, Accounting For Leases, for our investment in sales-type leases. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. In accordance with SFAS No. 13, the minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease, is recorded as net investment in sales-type leases. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period.

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

Results of Operations

     The following table presents, for the periods indicated, certain expenses from our consolidated statements of operations expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenue	100%	100%	100%	100%
Costs and expenses:
Costs of revenue	28	36	31	33
Research and development	19	23	20	21
Sales and marketing	70	80	72	80
General and administrative	19	24	19	23

Total costs and expenses	136	163	142	157

Loss from operations	(36)	(63)	(42)	(57)
Interest income, net	2	6	2	8

Net loss	(34)%	(57)%	(40)%	(49)%

Three and Nine Months Ended September 28, 2002 Compared to Three and Nine Months Ended September 29, 2001

     Revenue. Our revenue increased to approximately $10.0 million in the three months ended September 28, 2002 from approximately $8.5 million in the three months ended September 29, 2001, an increase of approximately 17%. Our revenue increased to approximately $29.7 million in the nine months ended September 28, 2002 from approximately $26.4 million in the nine months ended September 29, 2001, an increase of approximately 13%.

     Revenue from the sale of Equipment increased to approximately $3.1 million in the three months ended September 28, 2002 from approximately $2.7 million in the three months ended September 29, 2001, an increase of approximately 15%. In the nine months ended September 28, 2002, Equipment revenue increased to approximately $10.0 million from approximately $8.2 million in the nine months ended September 29, 2001, an increase of approximately 22%. We believe that the primary factor contributing to the increase in revenue from the sale of Equipment in the three and nine months ended September 28, 2002 compared to the three and nine months ended September 29, 2001 was the increase in revenue from the sale of accessories, particularly sales of the BIS XP system upgrade kits, which increased approximately 169% in the three months ended September 28, 2002 compared to the three months ended September 29, 2001 and increased approximately 189% in the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001. Equipment revenue from the sale of monitors and modules decreased approximately 13% in the three months ended September 28, 2002 compared to the three months ended September 29, 2001 and was flat in the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001. The decrease in monitor and module revenue in the three months ended September 28, 2002 compared to the three months ended September 29, 2001 was primarily the result of a 35% decrease in unit volume partially offset by a 27% increase in the average unit price and a 23% increase in module revenue. The decrease in monitor unit volume was primarily related to a reduction of sales in Japan from 125 monitors in the three months ended September 29, 2001 to none in the three months ended September 28, 2002 as Nihon Kohden delays additional monitor purchases pending Japanese Ministry of Health, Labor and Welfare approval of our BIS XP system. Revenue from the sale of monitors and modules in the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001 was relatively flat as a result of a decrease in monitor unit volume of approximately 7% and a decrease in module revenue of approximately 26%, offset by an increase in the average unit price of monitors of approximately 30%.

     Revenue from the sale of BIS Sensors increased to approximately $6.9 million in the three months ended September 28, 2002 from approximately $5.8 million in the three months ended September 29, 2001, an increase of approximately 18%. In the nine months ended September 28, 2002, revenue from the sale of BIS Sensors increased to approximately $19.7 million from approximately $18.1 million in the nine months ended September 29, 2001, an increase of approximately 9%. The increase in revenue from the sale of BIS Sensors in the three and nine months ended September 28, 2002 compared to the three and nine months ended September 29, 2001 was primarily attributable to an increase of approximately 16% and 8%, respectively, in the number of BIS Sensors sold as a result of growth in the installed base of monitors and modules and an increase in our average selling price of the BIS Sensors. Our installed base of monitors and modules increased approximately 20% at September 28, 2002 compared to September 29, 2001, to more than 15,500 units.

     Our gross profit margin was approximately 72% and 69%, respectively, of revenue in the three and nine months ended September 28, 2002 compared to a gross profit margin of approximately 64% and 67%, respectively, of revenue in the three and nine months ended September 29, 2001. The increase in gross profit margin percentage for the three and nine months ended September 28, 2002 compared to the three and nine months ended September 29, 2001 was the result of three factors. First, during the three and nine months ended September 28, 2002, we had a higher average selling price of our BIS Sensors. Second, we experienced increased sales of our higher gross margin percentage BIS Sensors compared to our Equipment as a result of the increase in our installed base of monitors and BIS Module Kits during the third quarter. Finally, we experienced an increase in the average worldwide selling price of monitors of approximately 27% in the three months ended September 28, 2002 compared to the three months ended September 29, 2001 and an increase of approximately 30% in the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001.

     In the fourth fiscal quarter of 2002, we believe that our gross margin percentage will be comparable to the third fiscal quarter of 2002 because of the effect of the continuing transition of our existing installed base to the BIS XP system through the sale of low gross margin percentage upgrade kits and a slight increase in Equipment revenue as a percentage of total revenue.

     Research and Development. Research and development expenses decreased slightly to approximately $1.9 million in the three months ended September 28, 2002 from approximately $2.0 million in the three months ended September 29, 2001, a decrease of approximately 4%. Research and development expenses increased to approximately $5.8 million in the nine months ended September 28, 2002 from approximately $5.6 million in the nine months ended September 29, 2001, an increase of approximately 5%. The decrease in research and development expenses for the three months ended September 28, 2002 compared to the three months ended September 29, 2001, was primarily attributable to decreases in product development expenses of approximately $107,000 as a result of the completion of the development of our BIS XP system, research and development personnel and related payroll and other expenses of approximately $25,000 and clinical studies expense of approximately $25,000. These decreases were offset by increases of approximately $59,000 in consulting expenses and approximately $29,000 in patent related expenses.

     The increase in research and development expenses for the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001, was primarily attributable to an increase in personnel and related payroll and other expenses of approximately $448,000, offset by decreases in product development expenses of approximately $223,000, approximately $31,000 in clinical studies expense and approximately $66,000 in consulting expenses. We expect research and development expenses to increase slightly in the fourth fiscal quarter of 2002 as compared to the third fiscal quarter of 2002 as we continue to invest in the development of product improvements and extensions for our current products, clinical studies, including our three multi-center, multinational studies to determine the incidence of awareness during BIS monitoring that we are sponsoring, and new applications for our technology, including our initiatives into neuroscience.

     Sales and Marketing. Sales and marketing expenses increased to approximately $7.0 million in the three months ended September 28, 2002 from approximately $6.9 million in the three months ended September 29, 2001, an increase of approximately 2%. Sales and marketing expenses increased to approximately $21.3 million in the nine months ended September 28, 2002 from approximately $21.0 million in the nine months ended September 29, 2001, an increase of approximately 1%. The slight increase in sales and marketing expenses in the three months ended September 28, 2002 compared to the three months ended September 29, 2001, was attributable to an increase in market research and development expenses of approximately $99,000, an increase in operating expenses associated with our international subsidiaries of approximately $480,000 and an increase in clinical education initiatives of approximately $64,000. These increases were offset by decreases in expenses associated with efforts to improve our name and brand awareness through advertising, public relations, tradeshows and the Internet of approximately $92,000 and consulting expenses of approximately $103,000.

     The increase in sales and marketing expenses for the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001 was primarily attributable to an increase in expenses associated with increasing our name and brand awareness through advertising, public relations, tradeshows and the Internet of approximately $330,000, an increase in operating expenses associated with our international subsidiaries of approximately $1.1 million and an increase in clinical education initiatives of approximately $164,000. These increases were offset by decreases in consulting expenses of approximately $883,000 and in sales and marketing personnel and related payroll and other expenses of approximately $353,000. We expect sales and marketing expenses in the fourth fiscal quarter of 2002 to increase as compared to the third fiscal quarter of 2002 as we continue to complement our existing sales and marketing programs with additional programs.

     General and Administrative. General and administrative expenses were approximately $2.0 million in both the three month periods ended September 28, 2002 and September 29, 2001. General and administrative expenses decreased to approximately $5.7 million in the nine months ended September 28, 2002 from approximately $6.1 million in the nine months ended September 29, 2001, a decrease of approximately 6%. In the three months ended September 28, 2002 compared to the three months ended September 29, 2001, there was an increase of approximately $101,000 of insurance expense and an increase of approximately $71,000 in professional and consulting expenses. These increases were offset by decreases in general and administrative personnel and related payroll and other expenses of approximately $146,000 and investor relations expenses of approximately $36,000. The decrease in general and administrative expenses for the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001 was primarily attributable to a decrease in general and administrative personnel and related payroll and other expenses of approximately $418,000 and a decrease in investor relations expenses of approximately $111,000. These decreases were offset by increases in professional and consulting expenses of approximately $205,000 and insurance expense of approximately $207,000. We expect general and administrative expenses in the fourth fiscal quarter of 2002 to be comparable to the third fiscal quarter of 2002.

     Interest Income, Net. Net interest income decreased to approximately $229,000 in the three months ended September 28, 2002 from approximately $509,000 in the three months ended September 29, 2001, a decrease of approximately 55%. Net interest income decreased to approximately $732,000 in the nine months ended September 28, 2002 from approximately $2.2 million in the nine months ended September 29, 2001, a decrease of approximately 66%. Interest income decreased to approximately $290,000 in the three months ended September 28, 2002 from approximately $587,000 in the three months ended September 29, 2001, a decrease of approximately 51%. Interest income decreased to approximately $918,000 in the nine months ended September 28, 2002 from approximately $2.5 million in the nine months ended September 29, 2001, a decrease of approximately 63%. The decrease in interest income was primarily attributable to lower cash and investments balances resulting from continued operating losses and our other uses of cash and lower interest rates on our investments as a result of general interest rate declines.

     Interest expense decreased to approximately $60,000 in the three months ended September 28, 2002 from approximately $78,000 in the three months ended September 29, 2001, a decrease of approximately 22%. Interest expense decreased to approximately $186,000 in the nine months ended September 28, 2002 from approximately $301,000 in the nine months ended September 29, 2001, a decrease of approximately 38%. The decrease in interest expense in the three and nine months ended September 28, 2002 was a result of the repayment of our equipment and term loans in May 2001, lower average outstanding debt obligations resulting from payments under our other debt obligations, and lower interest rates on our working capital line of credit as compared to the equipment and term loans. We expect net interest income to remain consistent in the fourth fiscal quarter of 2002 compared to net interest income in the third fiscal quarter of 2002 as a result of slightly higher average cash and investment balances resulting from the sale of our common stock in August 2002, offset by a continued decline in general interest rates and a reduction in interest expense as we continue to repay our outstanding debt obligations.

     Net Loss. As a result of the factors discussed above, for the three and nine months ended September 28, 2002 we had a net loss of approximately $3.4 million and $11.8 million, respectively, as compared to a net loss of approximately $4.8 million and $12.9 million for the three and nine months ended September 29, 2001.

Liquidity and Capital Resources

     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of our convertible preferred stock. Through September 28, 2002, we raised approximately $67.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $4.5 million of financing related to our investments in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2001, we entered into an agreement with Fleet National Bank for a $5.0 million revolving line of credit which expires on May 14, 2003. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheets. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment. In August 2002, we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004. Approximately $6,300,000 of the aggregate purchase price was recorded as deferred revenue in the accompanying consolidated balance sheet at September 28, 2002. This amount represents the portion of the purchase price in excess of the closing price of our common stock on the date of the sale. This deferred revenue will be recognized ratably over the term of the OEM product development and distribution agreement.

     In August 2002, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit. The revolving line of credit is for $5.0 million, expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At September 28, 2002, there was no outstanding balance under this revolving line of credit.

     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at September 28, 2002.

     We believe that the financial resources available to us, including our current working capital and availability under our revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through the end of 2004. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and EP program and to meet market demand for our products.

     Working capital at September 28, 2002 was approximately $40.3 million compared to approximately $41.3 million at December 31, 2001. The decrease in working capital from December 31, 2001 to September 28, 2002 was primarily attributable to our continued net loss of approximately $11.8 million, offset by proceeds of approximately $10.0 million received from the sale of our common stock in connection with the strategic alliance entered into in August 2002.

     We used approximately $2.6 million of cash for operations in the nine months ended September 28, 2002 as compared to approximately $12.7 million in the nine months ended September 29, 2001. Cash used for operations in the nine months ended September 28, 2002 was primarily driven by operating losses, a decrease in accounts payable of approximately $301,000, a decrease in accrued liabilities of approximately $700,000, an increase in other assets of approximately $186,000 and an increase in our investment in sales-type leases of approximately $607,000, offset by decreases in accounts receivable of approximately $329,000, inventory of approximately $2.3 million due to improved inventory management, and an increase in deferred revenue of approximately $6.2 million. The increase in deferred revenue is related to proceeds received in connection with the strategic alliance entered into in August 2002. This amount represents the portion of the purchase price of the shares of our common stock in excess of the closing price of our common stock on the date of the sale.

     We received approximately $12.6 million of cash from investing activities in the nine months ended September 28, 2002 as compared to approximately $5.6 million in the nine months ended September 29, 2001. The cash received from investing activities in the nine months ended September 28, 2002 was primarily the result of the sales and maturities of our investments in marketable securities. We received approximately $13.4 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $855,000 primarily in information systems and machinery and equipment in the nine months ended September 28, 2002. In the nine months ended September 29, 2001, we received approximately $13.1 million, net, of proceeds from sales and maturities of marketable securities, invested approximately $1.3 million primarily for improvements to our information systems and additions to demonstration equipment, approximately $1.1 million, net, in loans to related parties and increased restricted cash by $5.1 million.

     We received approximately $893,000 of cash from financing activities in the nine months ended September 28, 2002 primarily as a result of proceeds from the sale of our common stock in connection with a strategic alliance entered into in August 2002, proceeds from the sale of our investment in sales-type leases and the issuance of shares of our common stock upon the exercise of stock options, partially offset by payments of principal on debt and the pay down of our working capital line of credit. In the nine months ended September 29, 2001, we received approximately $2.4 million as a result of proceeds from our working capital line of credit and the issuance of shares of our common stock upon the exercise of stock options, offset by payments of principal on debt.

     In May 2001, we paid the outstanding principal on both the equipment portion and term loan portion of our loan agreement with Imperial Bank and terminated the agreement. Following this termination, we entered into an agreement with Fleet National Bank for a revolving line of credit. The revolving line of credit is for $5.0 million and expires on May 14, 2003 and, subject to annual review by the bank, may be extended at the discretion of Fleet National Bank. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. At September 28, 2002, the interest rate on the line of credit was 4.75%. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheet. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. There was no outstanding balance under the line of credit at September 28, 2002. At September 28, 2002, we had standby letters of credit outstanding in the amount of approximately $295,000.

     We guarantee approximately $238,000 of operating lease obligations of our subsidiaries for the lease of office space and automobiles.

     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investments in sales-type leases to Americorp Financial, Inc. Through September 28, 2002, we sold approximately $4.5 million of our investments in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases. At September 28, 2002, approximately $1.8 million is recorded as debt on our consolidated balance sheet.

     We had capital expenditures of approximately $855,000 for the nine months ended September 28, 2002. At September 28, 2002, we did not have any commitments for capital expenditures. We anticipate that the level of capital expenditures in the fourth fiscal quarter of 2002 will remain comparable to the level of capital expenditures during the third fiscal quarter of 2002. Capital expenditures in the third fiscal quarter of 2002 were approximately $250,000.

     We have summarized below our contractual cash obligations as of September 28, 2002:

	Payments Due By Period

		Less Than	One to Three	Four to Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years

Operating leases	$4,574,748	$1,196,749	$2,141,705	$1,236,294	$—
Sale of investment in sales type leases	1,780,554	834,251	901,920	44,383	—

Total contractual cash obligations	$6,355,302	$2,031,000	$3,043,625	$1,280,677	$—

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending December 31, 2002. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

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

     The success of our business also depends in a large part on continued use of the BIS system by our customers and, accordingly, sales by us of BIS Sensors. We expect that over time sales of BIS Sensors will increase as a percentage of our revenue as compared to sales of Equipment as we build our installed base of monitors and modules. Nevertheless, sales of BIS Sensors as a percentage of revenue did not increase significantly over the last year. If use of our BIS system, and accordingly, sales of our BIS Sensors, do not increase, it could adversely affect our revenue.

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

Various market factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2002.

     In addition to the factors identified herein, various other factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2002. First, during the third quarter we experienced a change in the management of our North American field operations. Second, we continue to shift the focus of our placements from BIS monitors to BIS modules. Third, in Japan, Nihon Kohden is awaiting approval of the BIS XP system. These factors may adversely impact our revenue through the fourth fiscal quarter of 2002, depending in part on the successful transition to new management in our sales organization and the timing and effectiveness of our new sales, marketing and clinical education programs. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs, possible delays in purchasing decisions by customers in Japan and the cost of transitioning our installed base to the new BIS XP system may also adversely impact our revenue and operating results through the fourth fiscal quarter of 2002.

We may need additional financing for our future capital needs and may not be able to raise additional funds on terms acceptable to us, or at all.

     We believe that the financial resources available to us, including our current working capital and availability under our revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through the end of 2004. If we are unable to increase our revenue and achieve positive cash flow, we will need to raise additional funds. We may also need additional financing if:

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

     In the third quarter of 2002, we experienced a change in the management of our North American field operations. If the transition to new management is not efficient and effective, or if new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner and we continue to experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. On an ongoing basis we develop and implement new sales and marketing programs. If these new sales and marketing programs are not implemented in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. In addition, we recently completed the transition to new management in our international operations, including the combination of our international commercial and clinical groups. If this international reorganization is not successful, we may not be able to expand our international business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

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

     In order to increase our sales, we need to continue to strengthen our relationships with our domestic and international distributors and continue to add international distributors. We need to also continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. In addition, due to the high turnover in our direct sales force we need to hire and train more sales representatives. On an ongoing basis we develop and implement new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. If we do not further develop our direct and indirect sales channels and successfully implement the new sales organization and new sales and marketing programs and clinical education programs that encourage our customers to purchase and use our products, we will not reach the level of sales necessary to achieve profitability.

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

Boston Scientific Corporation may be able to impact corporate actions requiring stockholder approval because it owns a significant amount of our common stock, and, if our strategic alliance with Boston Scientific Corporation is not successful, our operating results will be adversely affected.

     As of October 25, 2002, Boston Scientific Corporation owned approximately 17% of our outstanding common stock. We have an agreement with Boston Scientific Corporation, pursuant to which Boston Scientific Corporation has agreed not to acquire any shares of our common stock in excess of 25% of the outstanding shares of common stock prior to December 31, 2004 without our prior approval. If Boston Scientific Corporation increases its ownership of our outstanding common stock, it may impact corporate actions requiring stockholder approval. In addition, on August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialities. If such products are not successfully developed, marketed and sold under the agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Even if we successfully develop new sedation management technology for less-invasive medical procedures, Aspect and Boston Scientific Corporation may not successfully market and sell this new technology.

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

     We are facing increased competition in the domestic level of consciousness monitoring market as a result of another company’s monitoring system approved by the FDA in 2002. This product is marketed by a well-established medical products company with significant resources. We may not be able to compete effectively with this and other potential competitors. We may also face substantial competition from companies which may develop sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share.

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

If approval of our BIS XP system is not obtained in Japan, our revenue and operating results could be adversely affected.

     In Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare. Until approval is obtained, customers in Japan may delay or reconsider their purchasing decisions with respect to our products. As a result, if approval for this product is not obtained in Japan in the near future, or at all, it could limit the growth of our international revenue.

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

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective matter.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through September 28, 2002, we used approximately $8.5 million of the net proceeds for the acquisition of machinery and equipment, leasehold improvements, furniture and fixtures, demonstration and evaluation equipment and new information systems. In addition, from January 27, 2000 through September 28, 2002, we used approximately $25.8 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of September 28, 2002, we had approximately $20.3 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Report on Form 8-K.

     (a)  Exhibits

10.1†	OEM Product Development Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation.

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

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

ASPECT MEDICAL SYSTEMS, INC.

Date: November 12, 2002	By: /s/ J. Neal Armstrong

Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Nassib G. Chamoun, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aspect Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Nassib G. Chamoun
Dated: November 12, 2002	Nassib G. Chamoun Chief Executive Officer

I, J. Neal Armstrong, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aspect Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J. Neal Armstrong
Dated: November 12, 2002	J. Neal Armstrong Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1†	OEM Product Development Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation.

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.