Form 10-Q
period 2003-03-29
ASPECT MEDICAL SYSTEMS INC
filed 2003-05-13
CIK 886235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [   ] NO [X]

The Registrant had 19,388,510 shares of Common Stock, $0.01 par value per share, outstanding as of May 6, 2003.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 29,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,903,390	$11,542,833
Restricted cash	5,100,000	5,100,000
Marketable securities	16,031,340	20,222,500
Accounts receivable, net of allowances of $351,000 at March 29, 2003 and $408,000 at December 31, 2002	5,406,182	4,666,098
Current portion of investment in sales-type leases	1,842,593	1,859,237
Inventory, net	1,683,371	2,333,385
Other current assets	1,593,991	1,319,091

Total current assets	43,560,867	47,043,144
Property and equipment, net	3,618,801	4,121,560
Long-term investment in sales-type leases	2,210,383	2,282,751
Long-term portion of notes receivable from related parties	1,029,933	1,032,572

Total assets	$50,419,984	$54,480,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	853,012	887,538
Accounts payable	1,290,041	1,246,567
Accrued liabilities	5,799,167	7,127,091
Deferred revenue	983,264	1,047,651

Total current liabilities	8,925,484	10,308,847
Long-term portion of deferred revenue	6,149,301	6,359,210
Long-term debt	938,764	1,015,101
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 19,388,510 and 19,370,823 shares issued and outstanding at March 29, 2003 and December 31, 2002, respectively	193,885	193,708
Additional paid-in capital	130,644,436	130,606,576
Notes receivable from employees and directors	(186,504)	(271,049)
Accumulated other comprehensive income	31,560	20,900
Accumulated deficit	(96,276,942)	(93,753,266)

Total stockholders’ equity	34,406,435	36,796,869

Total liabilities and stockholders’ equity	$50,419,984	$54,480,027

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(Unaudited)	(Unaudited)
Revenue	$10,127,290	$9,686,566
Costs of revenue	2,549,460	3,517,536

Gross profit margin	7,577,830	6,169,030
Operating expenses:
Research and development	1,880,956	1,936,544
Sales and marketing	6,316,618	7,356,505
General and administrative	2,098,788	1,850,064

Total operating expenses	10,296,362	11,143,113

Loss from operations	(2,718,532)	(4,974,083)
Interest income	249,986	344,611
Interest expense	(55,130)	(70,046)

Net loss	$(2,523,676)	$(4,699,518)

Net loss per share:
Basic and diluted	$(0.13)	$(0.26)
Weighted average shares used in computing net loss per share:
Basic and diluted	19,380,916	17,815,859

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,523,676)	$(4,699,518)
Adjustments to reconcile net loss to net cash used for operating activities – Depreciation and amortization	578,345	661,104
Provision for doubtful accounts	(50,000)	—
Compensation expense related to stock options	13,537	12,824
Changes in assets and liabilities –
(Increase) decrease in accounts receivable	(690,084)	650,688
Decrease in inventory	650,014	1,042,859
Increase in other assets	(346,722)	(267,340)
Decrease (increase) in investment in sales-type leases	89,012	(110,963)
Increase in accounts payable	43,474	26,231
Decrease in accrued liabilities	(1,327,924)	(1,535,853)
Decrease in deferred revenue	(274,296)	(21,002)

Net cash used for operating activities	(3,838,320)	(4,240,970)

Cash flows from investing activities:
Payments on loans to related parties	74,461	6,458
Acquisition of property and equipment	(75,586)	(310,134)
Purchases of marketable securities	(900,000)	(763,674)
Proceeds from sales and maturities of marketable securities	5,101,820	13,408,934

Net cash provided by investing activities	4,200,695	12,341,584

Cash flows from financing activities:
Proceeds from sale of investment in sales-type leases	141,221	184,905
Principal payments on debt related to investment in sales-type leases	(252,084)	(255,530)
Proceeds from payments on notes receivable from employees & directors	84,545	—
Proceeds from issuance of common stock	24,500	144,004

Net cash (used for) provided by financing activities	(1,818)	73,379

Net increase in cash and cash equivalents	360,557	8,173,993
Cash and cash equivalents, beginning of period	11,542,833	14,325,348

Cash and cash equivalents, end of period	$11,903,390	$22,499,341

Supplemental disclosure of cash flow information:
Interest paid	$55,130	$69,850

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

     The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at March 29, 2003 and December 31, 2002. The marketable securities are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity as other comprehensive income (loss).

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In connection with the Stock Purchase Agreement with Boston Scientific Corporation (“BSC”) discussed in Note 9, the Company recorded approximately $6,300,000 of deferred revenue. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement with BSC. The term of this agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2012.

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warranty

     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three months ended March 29, 2003, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at March 29, 2003, was as follows:

Product
Warranty

Balance as of December 31, 2002	$367,798
Warranty expense	(183,728)
Deductions and other	(14,163)

Balance as of March 29, 2003	$169,907

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

     The Company currently obtains certain key components of its products from single or limited sources. The Company purchases components pursuant to purchase orders rather than long-term supply agreements and generally does not maintain large volumes of inventory. The Company has experienced shortages and delays in obtaining certain components of its products in the past. There can be no assurance that the Company will not experience similar shortages or delays in the future. The disruption or termination of the supply of components or a significant increase in the costs of

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

these components from these sources could have a material adverse effect on the Company’s business, financial position and results of operations.

Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net loss per share amounts for the three months ended March 29, 2003 and March 30, 2002, were computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during those periods.

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

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees under APB Opinion No. 25 and follows the disclosure-only alternative under SFAS No. 123. The Company has computed the weighted-average fair value of options granted in the three months ended March 29, 2003 and March 30, 2002 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

	Three Months Ended

	March 29,	March 30,
	2003	2002

Risk free interest rate	4.00%	4.40%
Expected dividend yield	—	—
Expected life of options	5 years	5 years
Expected volatility	75%	75%
Weighted average fair market value of options granted	$2.98	$8.14

     If the Company had recognized compensation cost for these awards consistent with SFAS No. 123, the Company’s net loss and pro forma net loss per common share would have been increased to the following pro forma amounts:

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net loss:
Net loss as reported	$(2,523,676)	$(4,699,518)
Add: Stock-based compensation expense included in reported net loss	13,537	12,824
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(1,863,588)	(1,947,268)

Pro forma net loss	$(4,373,727)	$(6,633,962)

Net loss per share:
Basic and diluted net loss per common share:
As reported	$(0.13)	$(0.26)
Pro forma	$(0.23)	$(0.37)

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     In November 2002, the FASB issued Financial Interpretation No. 45, (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to disclose (a) the nature of the guarantee, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also addresses the disclosure requirements regarding product warranties. Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period. The Company adopted FIN 45 as of January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company’s results of operations, cash flows or financial position.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)    Comprehensive Loss

         The Company’s total comprehensive loss is as follows:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(Unaudited)	(Unaudited)
Net loss	$(2,523,676)	$(4,699,518)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	10,660	(49,452)

Comprehensive loss	$(2,513,016)	$(4,748,970)

(4)    Investment in Sales-Type Leases

         The components of the Company’s net investment in sales-type leases are as follows:

	March 29,	December 31,
	2003	2002

	(Unaudited)
Total minimum lease payments receivable	$5,019,523	$5,091,303
Less — unearned interest	966,547	949,315

Net investment in sales-type leases	4,052,976	4,141,988
Less — current portion	1,842,593	1,859,237

	$2,210,383	$2,282,751

(5)    Inventory

         Inventory consists of the following:

	March 29,	December 31,
	2003	2002

	(Unaudited)
Raw materials	$1,051,490	$1,060,709
Work-in-progress	58,930	129,673
Finished goods	572,951	1,143,003

	$1,683,371	$2,333,385

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)    Segment Information and Enterprise Reporting

         The Company operates in one reportable segment as it markets and sells one family of anesthesia monitoring systems. The Company does not disaggregate financial information by product or geographically, other than export sales by region and sales by product, for management purposes. Substantially all of the Company’s assets are located within the United States. All of the Company’s products are manufactured in the United States.

     Revenue by geographic destination and as a percentage of total revenue is as follows:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(Unaudited)	(Unaudited)
Geographic Area by Destination
Domestic	$7,940,334	$7,849,723
International	2,186,956	1,836,843

	$10,127,290	$9,686,566

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(Unaudited)	(Unaudited)
Geographic Area by Destination
Domestic	78%	81%
International	22	19

	100%	100%

         The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three months ended March 29, 2003 and March 30, 2002.

(7)    Related Party Transactions

         Through December 31, 2001, the Company loaned, on a full recourse basis, an aggregate of $1,441,000, to an officer, certain employees and a consultant of the Company. In May 2002, the Company loaned, on a full recourse basis, $50,000 to another officer of the Company. On September 27, 2002, that officer left the employ of the Company and the note and accrued interest became due and payable. In March 2003, this note was paid in full. The loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by assets of the borrower, including shares of the Company’s common stock owned by the borrower. The long-term portion of the loans is included in long-term notes receivable from related parties and the short-term portion of approximately $56,000 and $128,000 at March 29, 2003 and December 31, 2002, respectively, is included in other current assets in the accompanying consolidated balance sheets. The aggregate outstanding balance on these loans at March 29, 2003 and December 31, 2002 was approximately $1,086,000 and $1,160,000, respectively.

         In January 2002, the Company entered into a consulting agreement with one of its directors to provide consulting, advisory and neurodiagnostics business planning services to the Company. As of March 29, 2003, the Company has paid approximately $9,000 to this director under this consulting agreement. Effective April 11, 2003, this director resigned from the Company’s Board of Directors.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)    Loan Agreements

         In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2004 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At March 29, 2003, the Company had outstanding standby letters of credit totaling $190,137.

         The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets, in an amount equal to 102% of the $5,000,000 commitment, or $5,100,000. At March 29, 2003, there was no outstanding balance under the revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement. At March 29, 2003, the interest rate on the revolving line of credit was 4.25%.

         In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with BSC in connection with a strategic alliance (see Note 9).

(9)    Strategic Alliance with Boston Scientific Corporation

         On August 7, 2002, the Company formed a strategic alliance with BSC. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to BSC pursuant to a stock purchase agreement and granted BSC an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. Gross cash proceeds from this sale of common stock were $10,000,004. Approximately $5,993,000 of the aggregate purchase price was recorded as deferred revenue in the accompanying consolidated balance sheet at March 29, 2003, which represents the portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue will be recognized ratably over the term of the OEM product development and distribution agreement that the Company entered into with BSC in August 2002. Approximately $154,000 was recognized as revenue in the three months ended March 29, 2003. The term of the agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2012.

         As part of the strategic alliance with BSC, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At March 29, 2003, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

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

Overview

     We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room and intensive care settings and administer the precise amount of anesthesia needed by each patient. Our proprietary BIS system includes our BIS monitor, or our BIS Module Kit, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our single-use disposable BIS Sensors. We collectively refer to our group of disposable sensors as BIS Sensors.

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

     We derive our revenue primarily from sales of monitors, BIS Module Kits, and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. In the three months ended March 29, 2003 and March 30, 2002, revenue from the sale of Equipment represented approximately 33% and 36%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 67% and 64%, respectively, of our revenue. We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit has been the primary reason for the growth in revenue from the sale of BIS Sensors.

     We believe that in order to successfully grow our business, we need to continue to focus on both selling our Equipment and improving our per monitor and per module sensor utilization rate. To achieve this growth, we continue to implement new sales and marketing programs. We believe that as we grow our business, revenue from the sale of BIS Sensors should contribute an increasing percentage of total revenue. Additionally, we believe that over time, revenue from the sale of BIS Module Kits will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of the integrated solution offered by our original equipment manufacturers.

     For those healthcare organizations desiring to purchase our BIS monitors, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, our customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. These customers are granted an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 2% and 3% of total revenue in the three months ended March 29, 2003 and March 30, 2002, respectively.

     Under certain circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us. Although we believe that in certain circumstances the EP program may provide an effective method of allowing customers to evaluate and ultimately acquire the BIS technology from us or our original equipment manufacturers, we have substantially reduced our focus on the EP program.

     Revenue from domestic sales in the three months ended March 29, 2003 and March 30, 2002 was approximately $7.9 million and $7.8 million, respectively, which represented approximately 78% and 81%, respectively, of our revenue. Revenue from international sales in the three months ended March 29, 2003 and March 30, 2002 was approximately $2.2 million and $1.8 million, respectively, which represented approximately 22% and 19%, respectively, of our revenue.

     We have subsidiaries in The Netherlands and the United Kingdom to facilitate the sale of our products into the international market. We are continuing to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Nihon Kohden received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and in May 2001, received approval for marketing in Japan our A-2000 BIS Monitor. Nihon Kohden has requested but has not yet received approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 15% and 33%, respectively, of international revenue for the three months ended March 29, 2003 and March 30, 2002.

     We believe that maintaining our gross margin and controlling the growth of our operating expenses are important factors for us to manage in order to successfully grow our business and achieve profitability. To maintain our gross margin we believe we need to continue to focus on maintaining our average unit prices for both monitors and BIS Sensors, increase revenue from the sale of BIS Sensors as a percentage of total revenue and continue to reduce the costs to manufacture our products. In the fourth quarter of 2002, we reduced our headcount. We believe this headcount reduction, in combination with other cost reductions implemented in 2002 and to be implemented in 2003, should drive us closer to our goal of achieving profitability.

     Various factors may adversely affect our quarterly operating results through the second quarter of 2003 and the year ending December 31, 2003. These factors include a potentially adverse effect on Equipment revenue as we continue to shift the focus of our placements from BIS monitors to BIS modules. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers may delay purchases of our products or may choose not to purchase our products pending this approval. Finally, on November 1, 2003, our distribution agreement with Datex-Ohmeda expires and Equipment revenue in the international market may be adversely affected in anticipation of and after the expiration date of this agreement approaches. The master distribution agreement will be replaced by country-specific agreements with Datex-Ohmeda sales subsidiaries and distributors in various countries. To date, several new distribution agreements have been finalized and we continue to negotiate new agreements in numerous other countries.

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

Accounts Receivable

     We determine our allowance for doubtful accounts by using estimates based on our historical collections experience, current trends, historical write-offs of our receivables, credit policy and a percentage of our accounts receivable by aging category. We also review the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. While credit losses have historically been within our expectations and the provisions established, our credit loss rates in the future may not be consistent with our historical experience. To the extent we experience a deterioration in our historical collections experience or increased credit losses, bad debt expense would likely increase in future periods.

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

     In addition, we periodically review and assess the net realizability of our investment in sales-type leases. This review includes determining if a customer who entered into a sales-type lease is significantly underperforming relative to the customer’s committed level of BIS Sensor purchases. If this review results in a lower estimate of the net realizable investment balance, an allowance for the unrealized amount is established in the period in which the estimate is changed and charged to revenue. Therefore, if in any period where we determine that a significant number of customers who entered into sales-type leases are underperforming in their respective commitments, it could have an impact on our results of operations.

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

Results of Operations

     The following table presents, for the three-month periods ended March 29, 2003 and March 30, 2002, certain information from our consolidated statements of operations expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended

	March 29,	March 30,
	2003	2002

Revenue	100%	100%
Costs of revenue	25	36

Gross profit margin	75	64
Operating expenses:
Research and development	19	20
Sales and marketing	62	76
General and administrative	21	19

Total operating expenses	102	115

Loss from operations	(27)	(51)
Interest income, net	2	3

Net loss	(25)%	(48)%

Three Months Ended March 29, 2003 Compared to Three Months Ended March 30, 2002

     Revenue. Our revenue increased to approximately $10.1 million in the three months ended March 29, 2003 from approximately $9.7 million in the three months ended March 30, 2002, an increase of approximately 5%.

     Revenue from the sale of Equipment decreased to approximately $3.3 million in the three months ended March 29, 2003 from approximately $3.4 million in the three months ended March 30, 2002, a decrease of approximately 3%. The decrease in equipment revenue in the first quarter of 2003 was primarily driven by a 30% decrease in monitor revenue. The lower monitor revenue was a result of a 31% decrease in unit volume as we shipped 371 units in the first quarter of 2003 compared to 536 units in the first quarter of 2002. This decrease in monitor unit volume was related to a reduction of sales in Japan from 135 monitors in the first quarter of 2002 to none in the first quarter of 2003 as Nihon Kohden continued to delay additional monitor purchases or decided not to purchase monitors pending Japanese Ministry of Health, Labor and Welfare approval of the XP technology. This decrease was partially offset by an increase in revenue from the sale of modules of approximately 113% in the first quarter of 2003 compared to the first quarter of 2002. This increase in module revenue was the result of a 54% increase in the number of module kits shipped to our OEM partners during the first quarter of 2003 and an 11% increase in the average unit price for module kits. In the first quarter of 2003, 552 module kits were shipped to our OEM partners as compared to 358 module kits shipped in the first quarter of 2002.

     Revenue from the sale of BIS Sensors increased to approximately $6.8 million in the three months ended March 29, 2003 from approximately $6.2 million in the three months ended March 30, 2002, an increase of approximately 9%. The increase in revenue from the sale of BIS Sensors in the three months ended March 29, 2003 compared to the three months ended March 30, 2002 was primarily attributable to an increase of approximately 4% in the number of BIS Sensors sold as a result of growth in the installed base of monitors and modules and an increase of approximately 5% in the average selling price of the BIS Sensors. Our installed base of monitors and modules increased approximately 20% to more than 17,100 units at March 29, 2003 compared to March 30, 2002.

     Our gross profit margin was approximately 75% of revenue in the three months ended March 29, 2003 as compared to a gross profit margin of approximately 64% of revenue in the three months ended March 30, 2002. The increase in gross profit margin for the quarter ended March 29, 2003 as compared to the quarter ended March 30, 2002 was the result of five factors. First, we experienced increased sales of our BIS Sensors as a percentage of total revenue and during the same period, there was an increase in the average unit price for BIS Sensors of approximately 5%. BIS Sensors have a higher gross margin than Equipment. Second, we had a lower average unit cost on monitors as a result of selling monitors that were included in our evaluation program and EP program, against which we had previously recorded depreciation in our costs of revenue. Third, we had improved gross margin on ancillary items primarily as a result of an increase in the average unit price for BIS XP upgrade kits of approximately 35%. Fourth, we had a reduction in depreciation expense related to monitors used in the EP program as the existing pool of monitors becomes fully depreciated and only a limited number of new monitors were placed into the pool. Finally, we recognized approximately $154,000 of deferred revenue related to the strategic alliance with Boston Scientific Corporation without any corresponding costs of revenue, increasing the gross profit margin by approximately 2%. In the second quarter of 2003 we expect our gross profit margin to be slightly lower than to the first quarter of 2003.

     Research and Development. Research and development expenses remained flat at approximately $1.9 million in the three month periods ended March 29, 2003 and March 30, 2002. During the first quarter of 2003, we incurred an increase in expenses related to clinical studies of approximately $82,000, consulting expenses of approximately $64,000 and patent related expenses of approximately $29,000. These increases were offset by a decrease in research and development personnel and related payroll and other expenses of approximately $165,000. We expect research and development expenses in the second quarter of 2003 to increase slightly as compared to the first quarter of 2003.

     Sales and Marketing. Sales and marketing expenses decreased to approximately $6.3 million in the three months ended March 29, 2003 from approximately $7.4 million in the three months ended March 30, 2002, a decrease of approximately 14%. The decrease in sales and marketing expenses was primarily attributable to decreases in expenses related to advertising, public relations, tradeshows and the internet of approximately $359,000, operating expenses associated with our international subsidiaries of approximately $323,000, approximately $312,000 in travel and entertainment related expenses and approximately $108,000 in recruiting expenses. The decrease of $323,000 in operating expenses associated with our international subsidiaries was driven by a decrease in personnel related payroll and other expenses of approximately $214,000 which relates to the reduction in force announced in November 2002. These decreases were offset by an increase in sales commissions expense of approximately $546,000. We expect sales and marketing expenses in the second quarter of 2003 to increase as compared to the first quarter of 2003.

     General and Administrative. General and administrative expenses increased to approximately $2.1 million in the three months ended March 29, 2003 from approximately $1.9 million in the three months ended March 30, 2002, an increase of approximately 13%. The increase in general and administrative expenses was primarily attributable to increases in general and administrative personnel related payroll and other expenses of approximately $232,000. We expect general and administrative expenses in the second quarter of 2003 to increase as compared to the first quarter of 2003.

     Interest Income, Net. Net interest income decreased to approximately $195,000 in the three months ended March 29, 2003 from approximately $275,000 in the three months ended March 30, 2002, a decrease of approximately 29%. Interest income decreased to approximately $250,000 in the three months ended March 29, 2003 from approximately $345,000 in the three months ended March 30, 2002, a decrease of approximately 27%. The decrease in interest income was primarily attributable to lower cash and investments balances resulting from continued operating losses and other uses of cash, and lower interest rates on our investments as a result of general interest rate declines. Interest expense decreased to approximately $55,000 in the three months ended March 29, 2003 from approximately $70,000 in the three months ended March 30, 2002, a decrease of approximately 21%. The decrease in interest expense in the three months ended March 29, 2003 was a result of lower average outstanding debt obligations because we did not draw down on our line of credit during the quarter. We expect interest income to decrease in the second quarter of 2003 as compared to the first quarter of 2003 as a result of continuing low interest rates and a lower cash and investment balance.

     Net Loss. As a result of the factors discussed above, for the three months ended March 29, 2003, we had a net loss of approximately $2.5 million as compared to a net loss of approximately $4.7 million for the three months ended March 30, 2002.

Liquidity and Capital Resources

     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of our convertible preferred stock. Through March 29, 2003, we raised approximately $77.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $5.0 million of financing related to our investments in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2001, we entered into an agreement with Fleet National Bank for a $5.0 million revolving line of credit which expires in May 2004. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheets. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment.

     In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004.

     We also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million under the revolving line of credit which expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At March 29, 2003, there was no outstanding balance under this revolving line of credit.

     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at March 29, 2003.

     We believe that the financial resources available to us, including our current working capital and availability under our revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through the end of 2004. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.

     Working capital at March 29, 2003 was approximately $34.6 million compared to approximately $36.7 million at December 31, 2002. The decrease in working capital from December 31, 2002 to March 29, 2003 was primarily attributable to our continued net loss of approximately $2.5 million.

     We used approximately $3.8 million of cash for operations in the three months ended March 29, 2003 as compared to approximately $4.2 million in the three months ended March 30, 2002. Cash used for operations in the three months ended March 29, 2003 was primarily driven by operating losses, a decrease in accrued liabilities of approximately $1.3 million, an increase in accounts receivable of approximately $690,000 and an increase in other assets of approximately $347,000, offset by a decrease in inventory of approximately $650,000 and a decrease in our investment in sales-type leases of approximately $89,000.

     We received approximately $4.2 million of cash from investing activities in the three months ended March 29, 2003 as compared to approximately $12.3 million in the three months ended March 30, 2002. The cash received from investing activities in the three months ended March 29, 2003 was primarily the result of the sales and maturities of our investments in marketable securities. We received approximately $4.2 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $76,000 primarily for improvements to our information systems. In the three months ended March 30, 2002, we received approximately $12.6 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $310,000 primarily for improvements to our information systems and machinery and equipment.

     We used approximately $2,000 of cash from financing activities in the three months ended March 29, 2003 primarily as a result of payments of principal on debt related to our investment in sales-type leases, offset by proceeds from the sales of our investment in sales-type leases of approximately $141,000 and proceeds from payments on notes receivable from employees and directors of approximately $85,000. In the three months ended March 30, 2002, we received approximately $73,000 of cash from financing activities primarily as a result of proceeds from the sale of our investment in sales-type leases and the issuance of shares of our common stock upon the exercise of stock options, partially offset by payments of principal on debt related to our investment in sales-type leases.

     In May 2001, we entered into an agreement with Fleet National Bank for a revolving line of credit, which provides for borrowing of up to $5.0 million. The revolving line of credit expires in May 2004 and, subject to annual review by the bank, may be extended at the discretion of Fleet National Bank. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. At March 29, 2003, the interest rate on the line of credit was 4.25%. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheet. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. There was no outstanding balance under the line of credit at March 29, 2003. At March 29, 2003, we had standby letters of credit outstanding in the amount of approximately $190,000.

     We guarantee approximately $169,000 of operating lease obligations of our subsidiaries for the lease of office space and automobiles.

     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investments in sales-type leases to Americorp Financial, Inc. Through March 29, 2003, we sold approximately $5.0 million of our investments in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases. At March 29, 2003, approximately $1.8 million is recorded as debt on our consolidated balance sheet.

     We had capital expenditures of approximately $76,000 for the three months ended March 29, 2003 primarily for improvements to our information systems. At March 29, 2003, we did not have any commitments for capital expenditures, however, we anticipate that the level of capital expenditures in the second quarter of 2003 will be slightly higher compared to the level of capital expenditures during the first quarter of 2003.

     We have summarized below our contractual cash obligations as of March 29, 2003:

	Payments Due By Period

		Less Than	One to Three	Three to Five	More than
Contractual Obligations	Total	One Year	Years	Years	Five Years

Operating leases	$4,116,688	$1,321,136	$2,049,155	$746,397	$—
Debt related to the sale of investment in sales type leases	1,791,776	853,012	810,127	128,637	—

Total contractual cash obligations	$5,908,464	$2,174,148	$2,859,282	$875,034	$—

Income Taxes

     We have net operating loss and research and development tax credit carryforwards for federal income tax purposes that began expiring in the year 2002 and will continue to expire through the year 2022 if not utilized.

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

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required a liability for an exit cost to be recognized at the date of an entity’s commitment to an exit plan. This change in accounting would be expected to result in a delayed recognition of certain types of costs, especially facility closure costs. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since SFAS 146 is effective only for new exit or disposal activities, adoption of this standard will not affect amounts currently reported in our consolidated financial statements. However, the adoption of SFAS 146 could affect the types and timing of costs included in any future business consolidation and restructuring programs. We adopted SFAS 146 as of January 1, 2003. The adoption of SFAS 146 did not have a material effect on our results of operations, cash flows or financial position.

     In November 2002, the FASB issued Financial Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to disclose (a) the nature of the guarantee, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also addresses the disclosure requirements regarding product warranties. Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as, a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period. We adopted FIN 45 as of January 1, 2003. The adoption of FIN 45 did not have a material effect on our results of operations, cash flows or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123 and APB No. 28, Interim Financial Reporting, to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements. At this time, we have not voluntarily adopted the fair value method of accounting under SFAS 123. However, appropriate disclosures about the effects on reported net loss of our accounting policy with respect to stock-based employee compensation is reported in our consolidated financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, BIS Module Kits and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending June 28, 2003 and for the year ending December 31, 2003. The following important factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

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

Various market factors may adversely affect our quarterly operating results through the second fiscal quarter of 2003 and for the year ending December 31, 2003.

     In addition to the factors identified herein, various other factors may adversely affect our quarterly operating results through the second fiscal quarter of 2003 and for the year ending December 31, 2003. First, we continue to shift the focus of our placements from BIS monitors to BIS modules which may lead to a reduction in Equipment revenue. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause possible delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. Third, on November 1, 2003, our distribution agreement with Datex-Ohmeda expires and Equipment revenue in the international market may be adversely affected in anticipation of and after the expiration of this agreement. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs, and the cost of transitioning our installed base to the new BIS XP system may also adversely impact our revenue and operating results through the second fiscal quarter of 2003 and for the year ending December 31, 2003.

Fluctuations in our quarterly operating results could cause our stock price to decrease.

     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:

•	the timing and volume of customer orders for our BIS system,

•	the introduction of the BIS XP system,

•	implementation of, and our subsequent reduction on the focus of, our EP program,

•	use of and demand for our BIS Sensors,

•	transition of sales focus from BIS monitors to BIS module kits,

•	customer cancellations,

•	introduction of competitive products,

•	regulatory approvals,

•	changes in management,

•	turnover in our direct sales force,

•	effectiveness of new marketing and sales programs,

•	reductions in orders by our distributors and original equipment manufacturers, and

•	the timing and amount of our expenses.

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

     Clinicians have reported to us cases of possible surgical awareness during surgical procedures monitored with the BIS system. In most of the cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness in these patients. However, in a small number of these reported cases, surgical awareness may not have been detected by monitoring with the BIS system. It is possible that additional cases of surgical awareness during surgical procedures monitored with the BIS system have not been reported to us, and we have not systematically solicited reports of surgical awareness. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of surgical awareness that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although we do not claim that patient monitoring with the BIS system will reduce the incidence of surgical awareness, we may be subject to product liability claims for cases of surgical awareness during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages.

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

     As the market for our BIS system matures, we need to develop and introduce new products for anesthesia monitoring or other applications. In 2002, we introduced commercially the BIS Extend Sensor for patients who are typically monitored for an extended period of time, such as in intensive care unit settings. We do not know whether the use of the BIS system and the BIS Extend Sensor for use in the intensive care unit will achieve market acceptance. In addition, we have begun to research the use of BIS monitoring to diagnose and track neurological diseases, and face at least the following two related risks:

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

     Throughout 2002, we experienced high turnover in our direct sales force. If our new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we continue to experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. On an ongoing basis, we develop and introduce new sales and marketing programs. If we do not implement these new sales and marketing programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. In the third quarter of 2002, we experienced a change in the management of our North American field operations. If the transition to new management is not effective, we may not be able to sustain or grow our product revenue. In January 2002, we transitioned to new management in our international operations, and as a result of the transition, we combined our international, commercial and clinical groups. If this international reorganization is not successful, we may not be able to expand our international business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

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

     A component of our growth strategy is to expand our presence in foreign markets. We conduct international business primarily in Europe and Japan and we are attempting to increase the number of countries in which we do business. It is costly to establish international facilities and operations and to promote the BIS system in international markets. We have encountered barriers to the sale of our BIS system outside the United States, including less acceptance by anesthesia providers for use of disposable products, such as BIS Sensors, delays in regulatory approvals outside of the United States, particularly in Japan, and difficulties selling through indirect sales channels. In addition, we have little experience in marketing and distributing products in these markets. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations.

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

     Some of the components that are necessary for the assembly of our BIS system, including some of the components used in our BIS Sensors, are currently provided to us by sole-source suppliers or a limited group of suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our BIS systems in the past, and we may experience similar shortages or delays in the future. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of the BIS system, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture BIS systems in a timely manner or within budget.

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

     The manufacture and sale of our products expose us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We currently maintain product liability insurance; however, it may not cover the costs of any product liability claims made against us. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts. In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products.

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

     As of April 11, 2003, Boston Scientific Corporation owned approximately 17.5% of our outstanding common stock. We have an agreement with Boston Scientific Corporation, pursuant to which Boston Scientific Corporation has agreed not to acquire any shares of our common stock in excess of 25% of the outstanding shares of common stock prior to December 31, 2004 without our prior approval. If Boston Scientific Corporation increases its ownership of our outstanding common stock, it may impact corporate actions requiring stockholder approval. In addition, on August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. If such products are not successfully developed, marketed and sold under the agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Even if we successfully develop new sedation management technology for less-invasive medical procedures, Aspect and Boston Scientific Corporation may not successfully market and sell this new technology.

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

Item 4. Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures.

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.

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

The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through March 29, 2003, we used approximately $9.5 million of the net proceeds for the acquisition of machinery and equipment, leasehold improvements, furniture and fixtures, demonstration and evaluation equipment and new information systems. In addition, from January 27, 2000 through March 29, 2003, we used approximately $42.9 million of the net proceeds for general corporate purposes, including the funding of operating losses, working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of March 29, 2003, we had approximately $2.2 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

None.

Item 6.      Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended March 29, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.

Date: May 12, 2002	By:	/s/ J. Neal Armstrong

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

/s/ NASSIB G. CHAMOUN

Nassib G. Chamoun
Chief Executive Officer

Dated: May 12, 2003

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

/s/ J. NEAL ARMSTRONG

J. Neal Armstrong
Chief Financial Officer

Dated: May 12, 2003

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1†	OEM Development and Purchase Agreement, dated February 13, 2003, by and between the Registrant and Dixtal Biomedica Ind E Com Ltda.

10.2	Special Bonus Program for Nassib G. Chamoun dated April 24, 2003.

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.