Form 10-Q
period 2003-06-28
ASPECT MEDICAL SYSTEMS INC
filed 2003-08-11
CIK 886235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

(617) 559-7000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

The Registrant had 19,420,184 shares of Common Stock, $0.01 par value per share, outstanding as of August 4, 2003.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 28,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,045,400	$11,542,833
Restricted cash	5,100,000	5,100,000
Marketable securities	13,900,247	20,222,500
Accounts receivable, net of allowance of $295,000 at June 28, 2003 and $408,000 at December 31, 2002	5,720,671	4,666,098
Current portion of investment in sales-type leases	1,836,747	1,859,237
Inventory, net	1,738,325	2,333,385
Other current assets	1,910,290	1,319,091

Total current assets	43,251,680	47,043,144
Property and equipment, net	3,282,991	4,121,560
Long-term investment in sales-type leases	2,330,022	2,282,751
Long-term portion of notes receivable from related parties	751,375	1,032,572

Total assets	$49,616,068	$54,480,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$825,356	$887,538
Accounts payable	1,300,940	1,246,567
Accrued liabilities	6,938,787	7,127,091
Deferred revenue	993,706	1,047,651

Total current liabilities	10,058,789	10,308,847
Long-term portion of deferred revenue	5,939,392	6,359,210
Long-term debt	838,598	1,015,101
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 19,419,871 and 19,370,823 shares issued and outstanding at June 28, 2003 and December 31, 2002, respectively	194,199	193,708
Additional paid-in capital	130,762,645	130,606,576
Notes receivable from employees and directors	(127,149)	(271,049)
Accumulated other comprehensive income	21,733	20,900
Accumulated deficit	(98,072,139)	(93,753,266)

Total stockholders’ equity	32,779,289	36,796,869

Total liabilities and stockholders’ equity	$49,616,068	$54,480,027

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$10,708,844	$10,051,223	$20,836,134	$19,737,789
Costs of revenue	2,716,429	3,024,051	5,265,889	6,541,587

Gross profit margin	7,992,415	7,027,172	15,570,245	13,196,202
Operating expenses:
Research and development	1,863,797	2,026,131	3,744,753	3,962,675
Sales and marketing	5,925,118	6,957,166	12,241,736	14,313,671
General and administrative	2,182,600	1,933,915	4,281,388	3,783,979

Total operating expenses	9,971,515	10,917,212	20,267,877	22,060,325

Loss from operations	(1,979,100)	(3,890,040)	(4,697,632)	(8,864,123)
Interest income	236,359	283,486	486,345	628,097
Interest expense	(52,456)	(55,284)	(107,586)	(125,330)

Net loss	$(1,795,197)	$(3,661,838)	$(4,318,873)	$(8,361,356)

Net loss per share:
Basic and diluted	$(0.09)	$(0.20)	$(0.22)	$(0.47)
Weighted average shares used in computing net loss per share:
Basic and diluted	19,394,827	17,863,241	19,387,987	17,839,814

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 28,	June 29,
	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,318,873)	$(8,361,356)
Adjustments to reconcile net loss to net cash used for operating activities –
Depreciation and amortization	1,098,666	1,268,140
Provision for doubtful accounts	(100,000)	—
Compensation expense related to stock options	13,537	22,012
Changes in assets and liabilities –
(Increase) decrease in accounts receivable	(954,573)	200,592
Decrease in inventory	595,060	1,713,474
Increase in other assets	(428,421)	(419,481)
Increase in investment in sales-type leases	(24,781)	(431,857)
Increase (decrease) in accounts payable	54,373	(687,887)
Decrease in accrued liabilities	(188,304)	(566,783)
Decrease in deferred revenue	(473,763)	(73,439)

Net cash used for operating activities	(4,727,079)	(7,336,585)

Cash flows from investing activities:
Loans to related parties	—	(50,000)
Payments on loans to related parties	118,419	81,347
Acquisition of property and equipment	(260,097)	(605,825)
Purchases of marketable securities	(4,900,000)	(3,295,195)
Proceeds from sales and maturities of marketable securities	11,223,086	16,996,495

Net cash provided by investing activities	6,181,408	13,126,822

Cash flows from financing activities:
Proceeds from sale of investment in sales-type leases	265,730	313,350
Principal payments on debt related to investment in sales-type leases	(504,415)	(496,076)
Proceeds from issuance of common stock	143,023	304,842
Payments received on notes receivable from employees and directors	143,900	25,658

Net cash provided by financing activities	48,238	147,774

Net increase in cash and cash equivalents	1,502,567	5,938,011
Cash and cash equivalents, beginning of period	11,542,833	14,325,348

Cash and cash equivalents, end of period	$13,045,400	$20,263,359

Supplemental disclosure of cash flow information:
Interest paid	$107,586	$126,122

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

Foreign Currency Translation

     The functional currency of the Company’s international subsidiaries is the U.S. dollar; therefore, translation gains and losses from such entities are recorded in the consolidated statements of operations. Foreign currency transaction gains and losses have not been material.

Cash, Cash Equivalents and Marketable Securities

     The Company invests its excess cash in money market accounts, certificates of deposit, U.S. Treasury bills, high-grade commercial paper and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at June 28, 2003 and December 31, 2002. The marketable securities are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity as other comprehensive income (loss).

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warranty

     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three and six months ended June 28, 2003, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at June 28, 2003, was as follows:

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Beginning balance	$169,907	$953,414	$367,798	$1,090,120
Warranty expense	8,222	259,848	(175,505)	139,426
Deductions and other	(15,613)	(71,467)	(29,777)	(87,751)

Ending balance	$162,516	$1,141,795	$162,516	$1,141,795

Guarantees

     The Company guarantees operating lease obligations of its subsidiaries for the lease of office space and automobiles. The maximum potential future payment under these financial guarantees was approximately $224,000 at June 28, 2003.

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net loss per share amounts for the three and six months ended June 28, 2003 and June 29, 2002, were computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during those periods.

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

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees under APB Opinion No. 25 and follows the disclosure-only alternative under SFAS No. 123. The Company has computed the weighted-average fair value of options granted in the three and six months ended June 28, 2003 and June 29, 2002 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Risk-free interest rate	3.75%	4.40%	3.98%	4.40%
Expected dividend yield	—	—	—	—
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	75%	75%	75%	75%
Weighted average fair market value of options granted	$3.94	$4.30	$3.05	$7.48

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

     If the Company had recognized compensation cost for these awards consistent with SFAS No. 123, the Company’s net loss and pro forma net loss per common share would have been increased to the following pro forma amounts:

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net loss:
Net loss as reported	$(1,795,197)	$(3,661,838)	$(4,318,873)	$(8,361,356)
Add: Stock-based compensation expense included in reported net loss	—	9,188	13,537	22,012
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(1,924,197)	(2,038,944)	(3,787,784)	(3,986,212)

Pro forma net loss	$(3,719,394)	$(5,691,594)	$(8,093,120)	$(12,325,556)

Net loss per share:
Basic and diluted net loss per common share:
As reported	$(0.09)	$(0.20)	$(0.22)	$(0.47)
Pro forma	$(0.19)	$(0.32)	$(0.42)	$(0.69)

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Also, because stock options vest over several years and the Company expects to grant stock options in future years, the above pro forma results of applying the provisions of SFAS No. 123 are not necessarily representative of the pro forma results in future years.

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

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

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted FIN 46 as of January 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s results of operations, cash flows or financial position.

(3)    Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,795,197)	$(3,661,838)	$(4,318,873)	$(8,361,356)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(9,827)	17,932	833	(31,520)

Comprehensive loss	$(1,805,024)	$(3,643,906)	$(4,318,040)	$(8,392,876)

(4)      Investment in Sales-Type Leases

The components of the Company’s net investment in sales-type leases are as follows:

	June 28,	December 31,
	2003	2002

	(Unaudited)
Total minimum lease payments receivable	$5,111,869	$5,091,303
Less — unearned interest	945,100	949,315

Net investment in sales-type leases	4,166,769	4,141,988
Less — current portion	1,836,747	1,859,237

	$2,330,022	$2,282,751

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)      Inventory

Inventory consists of the following:

	June 28,	December 31,
	2003	2002

	(Unaudited)
Raw materials	$808,884	$1,060,709
Work-in-progress	131,797	129,673
Finished goods	797,644	1,143,003

	$1,738,325	$2,333,385

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

Revenue by geographic destination and as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Geographic Area by Destination
Domestic	$8,678,204	$8,520,710	$16,618,538	$16,370,433
International	2,030,640	1,530,513	4,217,596	3,367,356

	$10,708,844	$10,051,223	$20,836,134	$19,737,789

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Geographic Area by Destination
Domestic	81%	85%	80%	83%
International	19	15	20	17

	100%	100%	100%	100%

The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 28, 2003 and June 29, 2002.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7)      Related Party Transactions

Through April 30, 2002, the Company loaned, on a full recourse basis, an aggregate of $1,441,000, to an officer, certain employees and a consultant of the Company. In May 2002, the Company loaned, on a full recourse basis, $50,000 to another officer of the Company, which together with accrued interest, was paid in full in March 2003, after that officer left the employ of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by assets of the borrower, including shares of the Company’s common stock owned by the borrower. The long-term portion of the loans is included in long-term notes receivable from related parties and the short-term portion of approximately $290,000 and $128,000 at June 28, 2003 and December 31, 2002, respectively, is included in other current assets in the accompanying consolidated balance sheets. The aggregate outstanding balance on these loans at June 28, 2003 and December 31, 2002 was approximately $1,042,000 and $1,160,000, respectively.

In January 2002, the Company entered into a consulting agreement with one of its directors to provide consulting, advisory and neurodiagnostics business planning services to the Company. Effective April 11, 2003, this director resigned from the Company’s Board of Directors. As of June 28, 2003, the Company has paid approximately $9,000 to this former director under this consulting agreement.

(8)      Loan Agreements

In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2004 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At June 28, 2003, the Company had outstanding standby letters of credit totaling $190,137.

The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets, in an amount equal to 102% of the $5,000,000 commitment, or $5,100,000. At June 28, 2003, there was no outstanding balance under the revolving line of credit. In addition, the Company was in compliance with all covenants contained in the revolving line of credit agreement as of June 28, 2003. At June 28, 2003, the interest rate on the revolving line of credit was 4.00%.

In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with BSC in connection with a strategic alliance (see Note 9).

(9)      Strategic Alliance with Boston Scientific Corporation

On August 7, 2002, the Company formed a strategic alliance with BSC. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to BSC pursuant to a stock purchase agreement. In addition, the Company granted BSC an option under an OEM product development and distribution agreement to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. Gross cash proceeds from this sale of common stock were $10,000,004. Approximately $5,839,000 of the aggregate purchase price was recorded as deferred revenue in the accompanying consolidated balance sheet at June 28, 2003, which represents the portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue will be recognized ratably over the term of the OEM agreement. Approximately $154,000 was recognized as revenue in the three months ended June 28, 2003 and approximately $307,000 was recognized as revenue in the six months ended June 28, 2003. The term of the agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2012.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of the strategic alliance with BSC, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At June 28, 2003, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     We derive our revenue primarily from sales of monitors, BIS Module Kits, and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. In the three months ended June 28, 2003 and June 29, 2002, revenue from the sale of Equipment represented approximately 31% and 34%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 69% and 66%, respectively, of our revenue. In the six months ended June 28, 2003 and June 29, 2002, revenue from the sale of Equipment represented approximately 32% and 35%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 68% and 65%, respectively of our revenue.

     We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit has been the primary reason for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our business, we need to continue to focus on both selling our Equipment and improving our per monitor and per module sensor utilization rate. To achieve this growth, we continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors should contribute an increasing percentage of total revenue. Additionally, we believe that over time, revenue from the sale of BIS Module Kits will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of the integrated solution offered by our original equipment manufacturers.

     For those healthcare organizations desiring to purchase our BIS monitors, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, our customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. These customers are granted an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 4% and 5% of total revenue in the three months ended June 28, 2003 and June 29, 2002, respectively, and approximately 3% and 4% of total revenue in the six months ended June 28, 2003 and June 29, 2002, respectively.

     Under certain limited circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us. Beginning in 2002, we substantially reduced our focus and reliance on the EP program.

     Revenue from domestic sales in the three months ended June 28, 2003 and June 29, 2002 was approximately $8.7 million and $8.5 million, respectively, which represented approximately 81% and 85%, respectively, of our revenue for those periods. For the six months ended June 28, 2003 and June 29, 2002, revenue from domestic sales was approximately $16.6 million and $16.4 million, respectively, which represented approximately 80% and 83%, respectively, of our revenue for those periods. Revenue from international sales in the three months ended June 28, 2003 and June 29, 2002 was approximately $2.0 million and $1.5 million, respectively, which represented approximately 19% and 15%, respectively, of our revenue for those periods. Revenue from international sales in the six months ended June 28, 2003 and June 29, 2002 was approximately $4.2 million and $3.4 million, respectively, which represented approximately 20% and 17%, respectively, of our revenue for those periods.

     We have subsidiaries in The Netherlands and the United Kingdom to facilitate the sale of our products into the international market. We are continuing to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Nihon Kohden received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and in May 2001, received approval for marketing in Japan our A-2000 BIS Monitor. Nihon Kohden has requested but has not yet received approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 10% and 13%, respectively, of international revenue for the three and six months ended June 28, 2003 and approximately 24% and 29%, respectively of international revenue for the three and six months ended June 29, 2002.

     We believe that maintaining our gross margin and controlling the growth of our operating expenses are important factors for us to manage in order to successfully grow our business and achieve profitability. To maintain our gross margin we believe we must continue to focus on maintaining our average unit prices for both monitors and BIS Sensors, increase revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross margin than Equipment, and continue to reduce the costs to manufacture our products.

     In addition, the transition from monitor placements to module placements has adversely impacted our gross margin on Equipment. However, we believe that this transition should, over time, improve our total gross margin as we expect module placements to be a contributing factor to increasing revenue from the sale of our BIS Sensors.

     In the fourth quarter of 2002, we reduced our headcount. We believe this headcount reduction, in combination with other cost reductions implemented in 2002 and our continuing focus on cost control in 2003, should drive us closer to our goal of achieving profitability.

     Various factors may adversely affect our quarterly operating results through the third quarter of 2003 and the year ending December 31, 2003. These factors include a potentially adverse effect on Equipment revenue and gross margin on Equipment as we continue to shift the focus of our placements from BIS monitors to BIS modules. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers may delay purchases of our products or may choose not to purchase our products pending this approval. Finally, on November 1, 2003, our international master distribution agreement with Datex-Ohmeda expires and will be replaced by country-specific distribution agreements with Datex-Ohmeda sales subsidiaries and other distributors. A delay in signing these country-specific distribution agreements may adversely affect Equipment revenue in the international market. To date, we have entered into several new country-specific distribution agreements, and we continue to negotiate others.

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

   Warranty

     Equipment that we sell is generally covered by a warranty period of one year. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on our historical experience and expectation of future conditions. While our warranty costs have historically been within our expectations and the provisions established, to the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, and we would experience decreased gross profit margin.

Results of Operations

     The following table presents, for the three and six month periods ended June 28, 2003 and June 29, 2002, certain information from our consolidated statements of operations expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Revenue	100%	100%	100%	100%
Costs of revenue	25	30	25	33

Gross profit margin	75	70	75	67
Operating expenses:
Research and development	18	20	18	20
Sales and marketing	55	69	59	73
General and administrative	20	19	21	19

Total operating expenses	93	108	98	112

Loss from operations	(18)	(38)	(23)	(45)
Interest income, net	1	2	2	3

Net loss	(17)%	(36)%	(21)%	(42)%

Three and Six Months Ended June 28, 2003 Compared to Three and Six Months Ended June 29, 2002

     Revenue. Our revenue increased to approximately $10.7 million in the three months ended June 28, 2003 from approximately $10.1 million in the three months ended June 29, 2002, an increase of approximately 7%. Our revenue increased to approximately $20.8 million in the six months ended June 28, 2003 from approximately $19.7 million in the six months ended June 29, 2002, an increase of approximately 6%.

     Revenue from the sale of Equipment decreased to approximately $3.3 million in the three months ended June 28, 2003 from approximately $3.4 million in the three months ended June 29, 2002, a decrease of approximately 5%. In the six months ended June 28, 2003, Equipment revenue decreased to approximately $6.6 million from approximately $6.9 million in the six months ended June 29, 2002, a decrease of approximately 4%. The decrease in Equipment revenue in the three months ended June 28, 2003 compared to the three months ended June 29, 2002 was primarily driven by an approximate 27% decrease in monitor revenue. In the three months ended June 28, 2003 compared to the three months ended June 29, 2002, the lower monitor revenue was a result of a 44% decrease in unit volume as we shipped 280 monitors in the second quarter of 2003 compared to 503 monitors in the second quarter of 2002. The decrease in monitor unit volume for this period was related to a reduction of sales in the domestic market from 342 monitors in the second quarter of 2002 to 151 monitors in the second quarter of 2003. There was also a reduction of sales in Japan as Nihon Kohden continued to delay additional monitor purchases or decided not to purchase monitors pending Japanese Ministry of Health, Labor and Welfare approval of the XP technology. Sales of monitor units in Japan decreased from 65 monitors in the second quarter of 2002 to none in the second quarter of 2003. The decrease in monitor revenue for the three months ended June 28, 2003 compared to the three months ended June 29, 2002 was partially offset by an increase in module revenue of approximately 117%. The increase in module revenue in the second quarter of 2003 was the result of a 166% increase in the number of module kits shipped to our original equipment manufacturers, from 175 module kits in the second quarter of 2002 to 466 module kits in the second quarter of 2003.

     In the six months ended June 28, 2003 compared to the six months ended June 29, 2002, the decrease in Equipment revenue was primarily driven by an approximate 28% decrease in monitor revenue. There was a 37% decrease in unit volume as we shipped 651 monitors in the six months ended June 28, 2003 compared to 1,039 monitors in the six months ended June 29, 2002. In this same period, domestic monitor sales decreased from 571 monitors to 353 monitors, a decrease of approximately 38%. Additionally, because Nihon Kohden is awaiting approval from the Japanese Ministry of Health, Labor and Welfare of the XP technology, sales of monitor units in Japan decreased from 200 monitors in the first six months of 2002 to none in the first six months of 2003. The decrease in monitor revenue for the six months ended June 28, 2003 compared to the six months ended June 29, 2002, was partially offset by an increase in module revenue of approximately 114%. The increase in module revenue for the six months ended June 28, 2003 was the result of a 91% increase in the number of module kits shipped to our original equipment manufacturers, from 533 module kits in the first six months of 2002 to 1,018 module kits in the first six months of 2003.

     Revenue from the sale of BIS Sensors increased to approximately $7.4 million in the three months ended June 28, 2003 from approximately $6.6 million in the three months ended June 29, 2002, an increase of approximately 12%. In the six months ended June 28, 2003, revenue from the sale of BIS Sensors increased to approximately $14.2 million from approximately $12.9 million in the six months ended June 29, 2002, an increase of approximately 11%. The increase in revenue from the sale of BIS Sensors in the three and six months ended June 28, 2003 compared to the three and six months ended June 29, 2002 was primarily attributable to an increase of approximately 10% and 7%, respectively, in the number of BIS Sensors sold as a result of growth in the installed base of monitors and modules. The average selling price of BIS Sensors increased approximately 2% and 3%, respectively, in the three and six months ended June 28, 2003 compared to the three and six months ended June 29, 2002. Our installed base of monitors and modules increased approximately 20% at June 28, 2003 compared to June 29, 2002, to more than 17,800 units.

     Our gross profit margin was approximately 75% of revenue in both the three and six months ended June 28, 2003 compared to a gross profit margin of approximately 70% and 67% of revenue in the three and six months ended June 29, 2002, respectively. The increase in gross profit margin for the three and six months ended June 28, 2003 compared to the three and six months ended June 29, 2002 was the result of five factors. First, we experienced increased sales of our BIS Sensors as a percentage of total revenue during both the three and six month periods, and in the same periods there was an increase in the average unit price for BIS Sensors. BIS Sensors have a higher gross margin than Equipment. Second, there was a higher average unit price on monitors. Third, we had improved gross margin on ancillary items primarily as a result of an increase in the average unit price for BIS XP upgrade kits of approximately 20% and 175% for the three and six month periods, respectively. Fourth, we had a reduction in depreciation expense related to monitors used in the EP program as the existing pool of monitors becomes fully depreciated and we substantially reduce our focus and reliance on the EP program. Finally, we recognized approximately $154,000 and $307,000 of deferred revenue in the three and six months ended June 28, 2003 related to the strategic alliance with Boston Scientific Corporation without any corresponding costs of revenue, increasing the gross profit margin by approximately 2% in both the three and six month periods.

     Research and Development. Research and development expenses decreased to approximately $1.9 million in the three months ended June 28, 2003 from approximately $2.0 million in the three months ended June 29, 2002, a decrease of approximately 8%. Research and development expenses decreased to approximately $3.7 million in the six months ended June 28, 2003 from approximately $4.0 million in the six months ended June 29, 2002, a decrease of approximately 5%. The decrease in research and development expenses for the three months ended June 28, 2003 compared to the three months ended June 29, 2002, was primarily attributable to a decrease in personnel and related payroll and other expenses of approximately $198,000 and a decrease in clinical studies expenses of approximately $92,000. These decreases were offset by increases in consulting expenses of approximately $96,000 and product development expenses of approximately $74,000.

     The decrease in research and development expenses for the six months ended June 28, 2003 compared to the six months ended June 29, 2002, was primarily attributable to a decrease in personnel and related payroll and other expenses of approximately $363,000, offset by increases in consulting expenses of approximately $160,000, product development expenses of approximately $77,000 and patent related expenses of approximately $46,000. We expect research and development expenses to increase slightly in the third quarter of 2003 compared to the second quarter of 2003 as we continue to invest in clinical studies and expand applications for our technology, including our initiatives into neuroscience.

     Sales and Marketing. Sales and marketing expenses decreased to approximately $5.9 million in the three months ended June 28, 2003 from approximately $7.0 million in the three months ended June 29, 2002, a decrease of approximately 15%. Sales and marketing expenses decreased to approximately $12.2 million in the six months ended June 28, 2003 from approximately $14.3 million in the six months ended June 29, 2002, a decrease of approximately 14%. The decrease in sales and marketing expenses in the three months ended June 28, 2003 compared to the three months ended June 29, 2002, was attributable to decreases in personnel and related payroll and other expenses of approximately $312,000, operating expenses associated with our international subsidiaries of approximately $464,000, approximately $70,000 in clinical education initiatives and approximately $50,000 in other marketing expenses. These decreases were partially offset by increases in market research and consulting expenses of approximately $106,000. The decrease of approximately $464,000 in operating expenses associated with our international subsidiaries was driven by a decrease in personnel related payroll and other expenses of approximately $330,000 which related to the reduction in force announced in November 2002.

     The decrease in sales and marketing expenses for the six months ended June 28, 2003 compared to the six months ended June 29, 2002 was primarily attributable to decreases in personnel and related payroll and other expenses of approximately $311,000, operating expenses associated with our international subsidiaries of approximately $787,000, approximately $399,000 in expenses related to advertising, public relations, tradeshows and the internet and approximately $116,000 in clinical education initiative expenses. These decreases were partially offset by increases in market research and consulting expenses of approximately $100,000. The decrease of approximately $787,000 in operating expenses associated with our international subsidiaries was driven by a decrease of approximately $545,000 in personnel related payroll and other expenses. We expect sales and marketing expenses in the third quarter of 2003 to increase compared to the second quarter of 2003 as we continue to complement our existing sales and marketing programs with additional programs, including a program with an emphasis on patient safety.

     General and Administrative. General and administrative expenses increased to approximately $2.2 million in the three months ended June 28, 2003 from approximately $1.9 million in the three months ended June 29, 2002, an increase of approximately 13%. General and administrative expenses increased to approximately $4.3 million in the six months ended June 28, 2003 from approximately $3.8 million in the six months ended June 29, 2002, an increase of approximately 13%. The increase in general and administrative expenses for the three months ended June 28, 2003 was primarily attributable to increases in personnel related payroll and other expenses of approximately $236,000. These increases were offset by a decrease of approximately $50,000 in our provision for doubtful accounts. In the six months ended June 28, 2003, the increase in general and administrative expenses was related to an increase in personnel and related payroll and other expenses of approximately $468,000 and an increase of approximately $80,000 in insurance expense which is primarily a result of an increase in the directors and officers insurance premium. These increases were offset by a decrease of approximately $100,000 in our provision for doubtful accounts due to improvements in our historical collection experience. We expect general and administrative expenses in the third quarter of 2003 to remain comparable to the second quarter of 2003.

     Interest Income, Net. Net interest income decreased to approximately $184,000 in the three months ended June 28, 2003 from approximately $228,000 in the three months ended June 29, 2002, a decrease of approximately 19%. Net interest income decreased to approximately $379,000 in the six months ended June 28, 2003 from approximately $503,000 in the six months ended June 29, 2002, a decrease of approximately 25%. Interest income decreased to approximately $236,000 in the three months ended June 28, 2003 from approximately $283,000 in the three months ended June 29, 2002, a decrease of approximately 17%. Interest income decreased to approximately $486,000 in the six months ended June 28, 2003 from approximately $628,000 in the six months ended June 29, 2002, a decrease of approximately 23%. The decrease in interest income was primarily attributable to lower cash and investment balances resulting from continued operating losses and our other uses of cash, and lower interest rates on our investments as a result of general interest rate declines.

     Interest expense decreased to approximately $52,000 in the three months ended June 28, 2003 from approximately $55,000 in the three months ended June 29, 2002, a decrease of approximately 5%. Interest expense decreased to approximately $108,000 in the six months ended June 28, 2003 from approximately $125,000 in the six months ended June 29, 2002, a decrease of approximately 14%. The decrease in interest expense in the three and six months ended June 28, 2003 was a result of lower average outstanding debt obligations because we did not draw down on our line of credit for the three and six months ended June 28, 2003. We expect net interest income to decrease slightly in the third quarter of 2003 as compared to the second quarter of 2003 as a result of continuing low interest rates and a lower cash and investments balance.

     Net Loss. As a result of the factors discussed above, for the three and six months ended June 28, 2003, we had a net loss of approximately $1.8 million and $4.3 million, respectively, as compared to a net loss of approximately $3.7 million and $8.4 million for the three and six months ended June 29, 2002.

Liquidity and Capital Resources

     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of our convertible preferred stock. Through June 28, 2003, we raised approximately $77.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $5.1 million of financing related to our investments in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2001, we entered into an agreement with Fleet National Bank for a $5.0 million revolving line of credit which expires in May 2004. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheets. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment.

     In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004.

     We also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million under the revolving line of credit which expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At June 28, 2003, there was no outstanding balance under this revolving line of credit.

     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at June 28, 2003.

     We believe that the financial resources available to us, including our current working capital and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through the end of 2004. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.

     Working capital at June 28, 2003 was approximately $33.2 million compared to approximately $36.7 million at December 31, 2002. The decrease in working capital from December 31, 2002 to June 28, 2003 was primarily attributable to our continued net loss of approximately $4.3 million.

     We used approximately $4.7 million of cash for operations in the six months ended June 28, 2003 as compared to approximately $7.3 million in the six months ended June 29, 2002. Cash used for operations in the six months ended June 28, 2003 was primarily driven by operating losses, an increase in accounts receivable of approximately $955,000, an increase in other assets of approximately $428,000 and a decrease in deferred revenue of approximately $474,000, offset by a decrease in inventory of approximately $595,000.

     We received approximately $6.2 million of cash from investing activities in the six months ended June 28, 2003 as compared to approximately $13.1 million in the six months ended June 29, 2002. The cash received from investing activities in the six months ended June 28, 2003 was primarily the result of the sales and maturities of our investments in marketable securities. We received approximately $6.3 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $260,000 primarily for improvements to our information systems in the six months ended June 28, 2003. In the six months ended June 29, 2002, we received approximately $13.7 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $606,000 primarily in information systems and machinery and equipment.

     We received approximately $48,000 of cash from financing activities in the six months ended June 28, 2003 primarily as a result of proceeds from the sale of our investment in sales-type leases of approximately $266,000, payments received on notes receivable from employees and directors of approximately $144,000 and the issuance of shares of our common stock upon the exercise of stock options and for purchases under our employee stock purchase plan of approximately $143,000, partially offset by payments of principal on debt related to our investment in sales-type leases of approximately $504,000. In the six months ended June 29, 2002, we received approximately $148,000 of cash from financing activities as a result of proceeds from the sale of our investment in sales-type leases of approximately $313,000 and the issuance of shares of our common stock upon the exercise of stock options and for purchases under our employee stock purchase plan of approximately $305,000, offset by principal payments on debt related to our investment in sales-type leases of approximately $496,000.

     In May 2001, we entered into an agreement with Fleet National Bank for a revolving line of credit, which provides for borrowing of up to $5.0 million. The revolving line of credit expires in May 2004 and, subject to annual review by the bank, may be extended at the discretion of Fleet National Bank. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. At June 28, 2003, the interest rate on the line of credit was 4.00%. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheet. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. There was no outstanding balance under the line of credit at June 28, 2003. At June 28, 2003, we had standby letters of credit outstanding in the amount of $190,137.

     We guarantee approximately $224,000 of operating lease obligations of our subsidiaries for the lease of office space and automobiles.

     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investments in sales-type leases to Americorp Financial, Inc. Through June 28, 2003, we sold approximately $5.1 million of our investments in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases. At June 28, 2003, approximately $1.7 million is recorded as debt on our consolidated balance sheet.

     We had capital expenditures of approximately $260,000 for the six months ended June 28, 2003, primarily for improvements to our information systems. At June 28, 2003, we did not have any commitments for capital expenditures. We anticipate that the level of capital expenditures in the third quarter of 2003 will be slightly higher than the total capital expenditures for the first half of 2003.

     We have summarized below our contractual cash obligations as of June 28, 2003:

	Payments Due By Period

		Less Than	One to Three	Three to Five	More Than
Contractual Obligations	Total	One Year	Years	Years	Five Years

Operating lease obligations	$3,810,808	$1,229,025	$2,084,185	$497,598	$—
Debt related to the sale of investment in sales-type leases	$1,663,954	$825,356	$718,473	$120,125	$—

Total	$5,474,762	$2,054,381	$2,802,658	$617,723	$—

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

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We adopted FIN 46 as of January 1, 2003. The adoption of FIN 46 did not have a material effect on our results of operations, cash flows or financial position.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, BIS Module Kits and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending September 27, 2003 and for the year ending December 31, 2003. The following important factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

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

     We began selling our current BIS system in early 1998 and introduced the latest version, the BIS XP system, at the end of the third fiscal quarter of 2001. In 2002, we introduced commercially the BIS Extend Sensor for patients who are monitored over an extended period of time, such as in intensive care unit settings. To date, we have not achieved widespread market acceptance of the BIS system for use in the operating room or in the intensive care unit. Because we depend on our BIS system for substantially all of our revenue and we have no other significant products, if we fail to achieve widespread market acceptance for the BIS system, we will not be able to sustain or grow our product revenue.

Various market factors may adversely affect our quarterly operating results through the third fiscal quarter of 2003 and for the year ending December 31, 2003.

     Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2003 and for the year ending December 31, 2003. First, we continue to shift the focus of our placements from BIS monitors to BIS modules which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause possible delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. Third, on November 1, 2003, our international master distribution agreement with Datex-Ohmeda expires and will be replaced by country-specific distribution agreements with Datex-Ohmeda sales subsidiaries and other distributors. A delay in signing these country-specific distribution agreements may adversely affect Equipment revenue in the international market. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs, and the cost of transitioning our installed base to the new BIS XP system may also adversely impact our revenue and operating results through the third fiscal quarter of 2003 and for the year ending December 31, 2003.

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

     In Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare. Until approval is obtained, customers in Japan may delay their purchasing decisions with respect to our products or may decide not to purchase our products at all. As a result, if approval for this product is not obtained in Japan in the near future, or at all, it could limit the growth of our international revenue.

We may need additional financing for our future capital needs and may not be able to raise additional funds on terms acceptable to us, or at all.

     We believe that the financial resources available to us, including our current working capital and available revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through the end of 2004. If we are unable to increase our revenue and achieve positive cash flow, we will need to raise additional funds. We may also need additional financing if:

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

     We are currently evaluating the data that was collected in our three multi-center, multinational studies to assess the incidence of awareness during BIS monitoring. Abstracts summarizing the findings of these studies were accepted by the American Society of Anesthesiologists, or ASA, for presentation at the annual meeting in October 2003. If the results of these studies do not conclusively demonstrate that patient monitoring with the BIS system will reduce the incidence of surgical awareness or if the patient safety benefits of BIS monitoring are not persuasive enough to lead to wider adoption of our BIS technology, our business could be adversely affected.

We may not be able to compete with new products or alternative techniques developed by others, which could impair our ability to remain competitive and achieve future growth.

     The medical industry in which we market our products is characterized by rapid product development and technological advances. Our competitors have introduced commercially three anesthesia monitoring products approved by the United States Food and Drug Administration, or FDA. If we do not compete effectively with these monitoring products, our revenue will be adversely affected. Our current or planned products are at risk of obsolescence from:

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

     In the past, we have experienced high turnover in our direct sales force. It is possible that turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we continue to experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. On an ongoing basis, we develop and introduce new sales and marketing programs. If we do not implement these new sales and marketing programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

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

     As of August 4, 2003, Boston Scientific Corporation owned approximately 18% of our outstanding common stock. We have an agreement with Boston Scientific Corporation, pursuant to which Boston Scientific Corporation has agreed not to acquire any shares of our common stock in excess of 25% of the outstanding shares of common stock prior to December 31, 2004 without our prior approval. If Boston Scientific Corporation increases its ownership of our outstanding common stock, it may impact corporate actions requiring stockholder approval. In addition, on August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. If such products are not successfully developed, marketed and sold under the agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Even if we successfully develop new sedation management technology for less-invasive medical procedures, Aspect and Boston Scientific Corporation may not successfully market and sell this new technology.

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

     Before we can market new products in the United States, we must obtain clearance from the FDA. If the FDA concludes that any of our products do not meet the requirements to obtain clearance of a premarket notification under Section 510(k) of the Food, Drug and Cosmetic Act, then we would be required to file a premarket approval application. The approval process for a premarket approval application is lengthy, expensive and typically requires extensive preclinical and clinical trial data. We may not obtain clearance of a 510(k) notification or approval of a premarket approval application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue. We may also be required to obtain clearance of a 510(k) notification from the FDA before we can market certain previously marketed products which we modify after they have been cleared. We have made certain enhancements to our currently marketed products which we have determined do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to file a new 510(k) notification for the modification and we may be prohibited from marketing the modified device until we obtain FDA clearance. We have filed a 510(k) application with the FDA to revise product indications for use to reflect results from our awareness trials. If this application is not approved by the FDA, it could have an adverse affect on our operations.

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

Item 4.     Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 28, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 28, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through June 28, 2003, we used approximately $9.0 million of the net proceeds for the acquisition of machinery and equipment, leasehold improvements, furniture and fixtures, demonstration and evaluation equipment and new information systems. In addition, from January 27, 2000 through June 28, 2003, we used approximately $38.8 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of June 28, 2003, we had approximately $6.8 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

On May 20, 2003, we held our 2003 annual meeting of stockholders. At the meeting, Nassib G. Chamoun, Lester John Lloyd and James J. Mahoney were elected as Class III Directors of Aspect, to serve until our 2006 annual meeting of stockholders and until their successors are duly elected and qualified. In addition, our stockholders ratified the selection of Ernst & Young LLP by our board of directors as our independent auditors for the fiscal year ending December 31, 2003.

Mr. Chamoun received 16,388,635 shares of common stock voting in favor of his election, and 11,473 shares of common stock were withheld. Mr. Lloyd received 16,373,289 shares of common stock voting in favor of his election, and 26,819 shares of common stock were withheld. Mr. Mahoney received 16,350,920 shares of common stock voting in favor of his election, and 49,188 shares of common stock were withheld. 16,375,029 shares of common stock voted in favor of ratifying the board of directors’ selection of Ernst & Young LLP as our independent auditors and 1,238 shares of common stock voted against ratifying the board of directors’ selection of Ernst & Young LLP as our independent auditors.

The terms of office of the following directors continued after our 2003 annual meeting of stockholders: Richard J. Meelia, Donald R. Stanski, Boudewijn L.P.M. Bollen, J. Breckenridge Eagle and Edwin M. Kania.

Item 5.        Other Information.

None.

Item 6.        Exhibits and Reports on Form 8-K.

(a) Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On April 16, 2003 we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing our financial results for the fiscal quarter ended March 29, 2003. The date of this Current Report on Form 8-K is April 16, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.

Date: August 11, 2003	By:	/s/ J. Neal Armstrong

J. Neal Armstrong
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.