Form 10-Q
period 2003-09-27
ASPECT MEDICAL SYSTEMS INC
filed 2003-11-10
CIK 886235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

YES [  ]  NO [X]

The Registrant had 19,441,364 shares of Common Stock, $0.01 par value per share, outstanding as of November 3, 2003.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 27,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,072,980	$11,542,833
Restricted cash	5,100,000	5,100,000
Marketable securities	16,252,251	20,222,500
Accounts receivable, net of allowance of $235,000 at September 27, 2003 and $408,000 at December 31, 2002	5,320,741	4,666,098
Current portion of investment in sales-type leases	1,818,118	1,859,237
Inventory, net	1,634,464	2,333,385
Other current assets	1,705,605	1,319,091

Total current assets	41,904,159	47,043,144
Property and equipment, net	3,057,153	4,121,560
Long-term investment in sales-type leases	2,450,517	2,282,751
Long-term portion of notes receivable from related parties	750,125	1,032,572

Total assets	$48,161,954	$54,480,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$755,505	$887,538
Accounts payable	1,097,413	1,246,567
Accrued liabilities	7,516,651	7,127,091
Deferred revenue	954,474	1,047,651

Total current liabilities	10,324,043	10,308,847
Long-term portion of deferred revenue	5,754,184	6,359,210
Long-term debt	675,094	1,015,101
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 19,424,125 and 19,370,823 shares issued and outstanding at September 27, 2003 and December 31, 2002, respectively	194,241	193,708
Additional paid-in capital	130,788,057	130,606,576
Notes receivable from employees and directors	(117,405)	(271,049)
Accumulated other comprehensive income	2,732	20,900
Accumulated deficit	(99,458,992)	(93,753,266)

Total stockholders’ equity	31,408,633	36,796,869

Total liabilities and stockholders’ equity	$48,161,954	$54,480,027

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$11,189,071	$9,995,213	$32,025,205	$29,733,002
Costs of revenue	2,760,892	2,803,279	8,026,781	9,344,866

Gross profit margin	8,428,179	7,191,934	23,998,424	20,388,136
Operating expenses:
Research and development	1,625,458	1,885,866	5,370,211	5,848,541
Sales and marketing	6,286,408	6,981,264	18,528,144	21,294,935
General and administrative	2,070,418	1,960,242	6,351,806	5,744,221

Total operating expenses	9,982,284	10,827,372	30,250,161	32,887,697

Loss from operations	(1,554,105)	(3,635,438)	(6,251,737)	(12,499,561)
Interest income	215,440	289,708	701,785	917,805
Interest expense	(48,188)	(60,387)	(155,774)	(185,717)

Net loss	$(1,386,853)	$(3,406,117)	$(5,705,726)	$(11,767,473)

Net loss per share:
Basic and diluted	$(0.07)	$(0.18)	$(0.29)	$(0.65)
Weighted average shares used in computing net loss per share:
Basic and diluted	19,420,663	18,733,293	19,399,001	18,072,978

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 27,	September 28,
	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,705,726)	$(11,767,473)
Adjustments to reconcile net loss to net cash used for operating activities –
Depreciation and amortization	1,555,986	2,032,128
Provision for doubtful accounts	(150,000)	—
Compensation expense related to stock options	26,746	31,441
Changes in assets and liabilities –
(Increase) decrease in accounts receivable	(504,643)	329,144
Decrease in inventory	698,921	2,321,467
Increase in other assets	(222,486)	(191,981)
Increase in investment in sales-type leases	(126,647)	(606,623)
Decrease in accounts payable	(149,154)	(301,473)
Increase (decrease) in accrued liabilities	389,560	(699,510)
(Decrease) increase in deferred revenue	(698,203)	6,240,420

Net cash used for operating activities	(4,885,646)	(2,612,460)

Cash flows from investing activities:
Loans to related parties	—	(50,000)
Payments on loans to related parties	118,419	87,805
Acquisition of property and equipment	(491,579)	(855,490)
Purchases of marketable securities	(12,035,000)	(9,088,675)
Proceeds from sales and maturities of marketable securities	15,987,081	22,487,773

Net cash provided by investing activities	3,578,921	12,581,413

Cash flows from financing activities:
Payment on working capital line of credit	—	(3,000,000)
Proceeds from sale of investment in sales-type leases	265,730	715,637
Principal payments on debt related to investment in sales-type leases	(737,770)	(728,843)
Proceeds from issuance of common stock	155,268	3,841,969
Payments received on notes receivable from employees and directors	153,644	64,728

Net cash (used for) provided by financing activities	(163,128)	893,491

Net (decrease) increase in cash and cash equivalents	(1,469,853)	10,862,444
Cash and cash equivalents, beginning of period	11,542,833	14,325,348

Cash and cash equivalents, end of period	$10,072,980	$25,187,792

Supplemental disclosure of cash flow information:
Interest paid	$153,759	$185,385

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

Foreign Currency Translation

     The functional currency of the Company’s international subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations and have not been material.

Cash, Cash Equivalents and Marketable Securities

     The Company invests its excess cash in money market accounts, certificates of deposit, U.S. Treasury bills, high-grade commercial paper and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at September 27, 2003 and December 31, 2002. The marketable securities are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity as other comprehensive income (loss).

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warranty

     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three and nine months ended September 27, 2003, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at September 27, 2003, was as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Beginning balance	$162,516	$1,141,795	$367,798	$1,090,120
Warranty expense	6,479	(586,226)	(169,026)	(446,800)
Deductions and other	(23,638)	(20,918)	(53,415)	(108,669)

Ending balance	$145,357	$534,651	$145,357	$534,651

Guarantees

     The Company guarantees operating lease obligations of its subsidiaries for the lease of office space and automobiles. The maximum potential future payment under these financial guarantees was approximately $139,000 at September 27, 2003.

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

Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net loss per share amounts for the three and nine months ended September 27, 2003 and September 28, 2002, were computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during those periods.

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

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees under APB Opinion No. 25 and follows the disclosure-only alternative under SFAS No. 123. The Company has computed the weighted-average fair value of options granted in the three and nine months ended September 27, 2003 and September 28, 2002 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Risk-free interest rate	1.88%	4.40%	3.83%	4.40%
Expected dividend yield	—	—	—	—
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	75%	75%	75%	75%
Weighted average fair market value of options granted	$6.28	$3.01	$3.28	$6.27

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     If the Company had recognized compensation cost for these awards consistent with SFAS No. 123, the Company’s net loss and pro forma net loss per common share would have been increased to the following pro forma amounts:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net loss:
Net loss as reported	$(1,386,853)	$(3,406,117)	$(5,705,726)	$(11,767,473)
Add: stock-based compensation expense included in reported net loss	13,209	9,429	26,746	31,441
Deduct: stock-based compensation expense determined under fair value based method for all awards	(1,818,312)	(1,955,087)	(5,608,715)	(5,941,299)

Pro forma net loss	$(3,191,956)	$(5,351,775)	$(11,287,695)	$(17,677,331)

Net loss per share:
Basic and diluted net loss per common share:
As reported	$(0.07)	$(0.18)	$(0.29)	$(0.65)
Pro forma	$(0.16)	$(0.29)	$(0.58)	$(0.98)

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to disclose (a) the nature of the guarantee, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also addresses the disclosure requirements regarding product warranties. Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period. The Company adopted FIN 45 as of January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company’s results of operations, cash flows or financial position.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Company’s results of operations, cash flows or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 as of July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s results of operations, cash flows or financial position.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Comprehensive Income (Loss)

     The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,386,853)	$(3,406,117)	$(5,705,726)	$(11,767,473)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(19,001)	(8,093)	(18,168)	(39,613)

Comprehensive loss	$(1,405,854)	$(3,414,210)	$(5,723,894)	$(11,807,086)

(4)	Investment in Sales-Type Leases

     The components of the Company’s net investment in sales-type leases are as follows:

	September 27,	December 31,
	2003	2002

	(Unaudited)
Total minimum lease payments receivable	$5,213,068	$5,091,303
Less — unearned interest	944,433	949,315

Net investment in sales-type leases	4,268,635	4,141,988
Less — current portion	1,818,118	1,859,237

	$2,450,517	$2,282,751

(5)	Inventory

     Inventory consists of the following:

	September 27,	December 31,
	2003	2002

	(Unaudited)
Raw materials	$787,683	$1,060,709
Work-in-progress	99,829	129,673
Finished goods	746,952	1,143,003

	$1,634,464	$2,333,385

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

     Revenue by geographic destination and as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Geographic area by destination
Domestic	$9,219,658	$8,324,774	$25,838,196	$24,695,207
International	1,969,413	1,670,439	6,187,009	5,037,795

	$11,189,071	$9,995,213	$32,025,205	$29,733,002

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Geographic area by destination
Domestic	82%	83%	81%	83%
International	18	17	19	17

	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 27, 2003 and September 28, 2002.

(7)	Related Party Transactions

     Through April 30, 2002, the Company loaned, on a full recourse basis, an aggregate of $1,441,000, to an officer, certain employees and a consultant of the Company. In May 2002, the Company loaned, on a full recourse basis, $50,000 to another officer of the Company, which together with accrued interest, was paid in full in March 2003, after that officer left the employ of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by assets of the borrower, including shares of the Company’s common stock owned by the borrower. The long-term portion of the loans is included in long-term notes receivable from related parties, and the short-term portion of approximately $288,000 and $128,000 at September 27, 2003 and December 31, 2002, respectively, is included in other current assets in the accompanying consolidated balance sheets. The aggregate outstanding balance on these loans at September 27, 2003 and December 31, 2002 was approximately $1,038,000 and $1,160,000, respectively.

     In January 2002, the Company entered into a consulting agreement with one of its directors to provide consulting, advisory and neurodiagnostics business planning services to the Company. Effective April 11, 2003, this director resigned from the Company’s Board of Directors. As of September 27, 2003, the Company has paid approximately $9,000 to this former director under this consulting agreement.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	Loan Agreements

     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2004 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At September 27, 2003, the Company had outstanding standby letters of credit totaling $190,137.

     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets, in an amount equal to 102% of the $5,000,000 commitment, or $5,100,000. At September 27, 2003, there was no outstanding balance under the revolving line of credit. In addition, the Company was in compliance with all covenants contained in the revolving line of credit agreement as of September 27, 2003. At September 27, 2003, the interest rate on the revolving line of credit was 4.00%.

     In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with BSC in connection with a strategic alliance (see Note 9).

(9)	Strategic Alliance with Boston Scientific Corporation

     On August 7, 2002, the Company formed a strategic alliance with BSC. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to BSC pursuant to a stock purchase agreement. In addition, the Company granted BSC an option under an OEM product development and distribution agreement to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. Gross cash proceeds from this sale of common stock were $10,000,004. Approximately $5,685,000 of the aggregate purchase price is recorded as deferred revenue in the accompanying consolidated balance sheet at September 27, 2003, which represents the portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue will be recognized ratably over the term of the OEM agreement. Approximately $154,000 was recognized as revenue in the three months ended September 27, 2003 and approximately $461,000 was recognized as revenue in the nine months ended September 27, 2003. The term of the agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2012.

     As part of the strategic alliance with BSC, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At September 27, 2003, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

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

     We derive our revenue primarily from sales of monitors, BIS Module Kits, and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. In the three months ended September 27, 2003 and September 28, 2002, revenue from the sale of Equipment represented approximately 33% and 31%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 67% and 69%, respectively, of our revenue. In the nine months ended September 27, 2003 and September 28, 2002, revenue from the sale of Equipment represented approximately 32% and 34%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 68% and 66%, respectively of our revenue.

     We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit has been the primary reason for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our business, we need to continue to focus on both selling our Equipment and improving our per monitor and per module sensor utilization rate. To achieve this growth, we continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors should contribute an increasing percentage of total revenue. Additionally, we believe that over time, revenue from the sale of BIS Module Kits will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.

     For those healthcare organizations desiring to purchase our BIS monitors, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under this agreement, our customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. These customers are granted an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. Revenue related to BIS monitors sold pursuant to sales-type leases is recognized at the time of shipment of the BIS monitors. Sales-type leases accounted for approximately 3% and 4% of total revenue in both the three and nine month periods ended September 27, 2003 and September 28, 2002, respectively.

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

     Revenue from domestic sales in the three months ended September 27, 2003 and September 28, 2002 was approximately $9.2 million and $8.3 million, respectively, which represented approximately 82% and 83%, respectively, of our revenue for those periods. For the nine months ended September 27, 2003 and September 28, 2002, revenue from domestic sales was approximately $25.8 million and $24.7 million, respectively, which represented approximately 81% and 83%, respectively, of our revenue for those periods. Revenue from international sales in the three months ended September 27, 2003 and September 28, 2002 was approximately $2.0 million and $1.7 million, respectively, which represented approximately 18% and 17%, respectively, of our revenue for those periods. Revenue from international sales in the nine months ended September 27, 2003 and September 28, 2002 was approximately $6.2 million and $5.0 million, respectively, which represented approximately 19% and 17%, respectively, of our revenue for those periods.

     We have subsidiaries in The Netherlands and the United Kingdom to facilitate the sale of our products into the international market. We are continuing to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Nihon Kohden received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and in May 2001, received approval for marketing in Japan our A-2000 BIS Monitor. Nihon Kohden has requested but has not yet received approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 12% and 13%, respectively, of international revenue for the three and nine months ended September 27, 2003 and approximately 16% and 25%, respectively of international revenue for the three and nine months ended September 28, 2002.

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

     Various factors may adversely affect our quarterly operating results through the fourth quarter of 2003. These factors include a potentially adverse effect on Equipment revenue and gross margin on Equipment as we continue to shift the focus of our placements from BIS monitors to BIS modules. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers may continue to delay purchases of our products or may choose not to purchase our products pending this approval. Finally, on November 1, 2003, our international master distribution agreement with Datex-Ohmeda expired. We plan to replace this agreement with country-specific distribution agreements with Datex-Ohmeda sales subsidiaries and other distributors. A delay in signing these country-specific distribution agreements may adversely affect Equipment revenue in the international market. To date, we have entered into several new country-specific distribution agreements, and we continue to negotiate others.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, proposes a rule that requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions. We believe that our critical accounting policies are as follows:

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

Results of Operations

     The following table presents, for the three and nine month periods ended September 27, 2003 and September 28, 2002, certain information from our consolidated statements of operations expressed as a percentage of revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenue	100%	100%	100%	100%
Costs of revenue	25	28	25	31

Gross profit margin	75	72	75	69
Operating expenses:
Research and development	14	19	17	20
Sales and marketing	56	70	58	72
General and administrative	19	19	20	19

Total operating expenses	89	108	95	111

Loss from operations	(14)	(36)	(20)	(42)
Interest income, net	2	2	2	2

Net loss	(12)%	(34)%	(18)%	(40)%

Three and Nine Months Ended September 27, 2003 Compared to Three and Nine Months Ended September 28, 2002

     Revenue. Our revenue increased approximately 12% from approximately $11.2 million in the three months ended September 27, 2003 to approximately $10.0 million in the three months ended September 28, 2002. Our revenue increased approximately 8% to approximately $32.0 million in the nine months ended September 27, 2003 from approximately $29.7 million in the nine months ended September 28, 2002.

     Revenue from the sale of BIS Sensors increased approximately 9% from approximately $7.5 million in the three months ended September 27, 2003 to approximately $6.9 million in the three months ended September 28, 2002. The increase in revenue from the sale of BIS Sensors in the three months ended September 27, 2003 compared to the three months ended September 28, 2002 was attributable to an increase of approximately 7% in the average selling price of BIS Sensors and an increase of approximately 2% in the number of BIS Sensors sold as a result of growth in the installed base of monitors and modules. Revenue from the sale of Equipment increased approximately 18% to approximately $3.7 million in the three months ended September 27, 2003 from approximately $3.1 million in the three months ended September 28, 2002. The increase in Equipment revenue in the three months ended September 27, 2003 compared to the three months ended September 28, 2002 was primarily driven by an increase of approximately 166% in module revenue and an increase of approximately 9% in monitor revenue. The increase in module revenue for this period was a result of an approximate 152% increase in unit volume, as we shipped 740 modules to our original equipment manufacturers in the third quarter of 2003 as compared to 294 modules shipped to our original equipment manufacturers in the third quarter of 2002. The increase in monitor revenue in the same period was primarily due to an increase of approximately 8% in the average unit price on comparable unit volume. In the third quarter of 2003, we shipped 342 monitors as compared to 339 monitors in the third quarter of 2002. The increase in module and monitor revenue in the three months ended September 27, 2003 compared to the three months ended September 28, 2002 was partially offset by a decrease in revenue from the sale of XP upgrade kits and accessories of approximately 22%. The decrease in revenue from the sale of XP upgrade kits and accessories was primarily related to a decrease of approximately 24% in revenue from the sale of XP upgrade kits which resulted from a decrease of approximately 25% in the average unit price on comparable unit volume.

     In the nine months ended September 27, 2003, revenue from the sale of BIS Sensors increased approximately 10% to approximately $21.7 million from approximately $19.7 million in the nine months ended September 28, 2002. The increase in revenue from the sale of BIS Sensors for the nine month period ended September 27, 2003 compared to the nine month period ended September 28, 2002 resulted primarily from an increase of approximately 5% in the average selling price of BIS Sensors and an increase of approximately 5% in the number of BIS Sensors sold. Our installed base of monitors and modules increased approximately 21% at September 27, 2003 compared to September 28, 2002, to more than 18,600 units. In the nine months ended September 27, 2003, Equipment revenue increased approximately 3% to approximately $10.3 million from approximately $10.0 million in the nine months ended September 28, 2002. In the nine months ended September 27, 2003 compared to the nine months ended September 28, 2002, the increase in Equipment revenue was primarily driven by an increase in module revenue of approximately 133%. The increase in module revenue in this period was the result of an increase of approximately 113% in the number of module kits shipped to our original equipment manufacturers, from 827 module kits in the first nine months of 2002 to 1,758 module kits in the first nine months of 2003. The increase in module revenue in this same period was partially offset by a decrease in monitor revenue of approximately 19%. The decrease in monitor revenue in the nine month period resulted from a decrease of approximately 28% in unit volume, as we shipped 993 monitors in the nine months ended September 27, 2003 compared to 1,378 monitors in the nine months ended September 28, 2002. In this same period, domestic monitor sales decreased from 800 monitors to 575 monitors, a decrease of approximately 28%. Additionally, because Nihon Kohden is awaiting approval from the Japanese Ministry of Health, Labor and Welfare of the XP technology, sales of monitor units in Japan decreased from 200 monitors in the first nine months of 2002 to none in the first nine months of 2003.

     Our gross profit margin was approximately 75% of revenue in both the three and nine months ended September 27, 2003 compared to a gross profit margin of approximately 72% and 69% of revenue in the three and nine months ended September 28, 2002, respectively. The increase in gross profit margin for the three and nine months ended September 27, 2003 compared to the three and nine months ended September 28, 2002 was the result of four factors. First, we experienced increased sales of our BIS Sensors as a percentage of total revenue during the nine month period ended September 27, 2003 compared to the nine months ended September 28, 2002. In the three months ended September 27, 2003 compared to the three months ended September 28, 2002, sales of our BIS Sensors as a percentage of total revenue decreased slightly. However, in both the three and nine month periods there was an increase in the average unit price of BIS Sensors. BIS Sensors have a higher gross margin than Equipment. Second, we had a higher average unit price on monitors in both periods of 2003 compared to 2002. Third, we have had a reduction in depreciation expense related to monitors used in the EP program as the existing pool of monitors becomes fully depreciated and we substantially reduce our focus and reliance on the EP program. Finally, we recognized approximately $154,000 and $461,000 of deferred revenue in the three and nine months ended September 27, 2003 related to the strategic alliance with Boston Scientific Corporation without any corresponding costs of revenue, increasing the gross profit margin by approximately 2% in both the three and nine month periods.

     Research and Development. Research and development expenses decreased approximately 14% to approximately $1.6 million in the three months ended September 27, 2003 from approximately $1.9 million in the three months ended September 28, 2002. Research and development expenses decreased approximately 8% to approximately $5.4 million in the nine months ended September 27, 2003 from approximately $5.8 million in the nine months ended September 28, 2002. The decrease in research and development expenses for the three months ended September 27, 2003 was primarily attributable to a decrease in clinical studies expenses of approximately $177,000 as a result of the completion of various multi-center, multinational studies to assess the incidence of awareness, and a decrease in payroll expense of approximately $80,000.

     The decrease in research and development expenses for the nine months ended September 27, 2003 was primarily attributable to a decrease in personnel and related payroll and other expenses of approximately $395,000 and a decrease in clinical studies expenses of approximately $186,000. These decreases were offset by increases in consulting expenses of approximately $152,000 and product development expenses of approximately $104,000. We expect research and development expenses to increase in the fourth quarter of 2003 compared to the third quarter of 2003 as we continue to invest in clinical studies and expand applications for our technology, including our initiatives into neuroscience.

     Sales and Marketing. Sales and marketing expenses decreased approximately 10% to approximately $6.3 million in the three months ended September 27, 2003 from approximately $7.0 million in the three months ended September 28, 2002. Sales and marketing expenses decreased approximately 13% to approximately $18.5 million in the nine months ended September 27, 2003 from approximately $21.3 million in the nine months ended September 28, 2002. The decrease in sales and marketing expenses in the three months ended September 27, 2003 was attributable to decreases in travel and entertainment expenses of approximately $165,000, operating expenses associated with our international subsidiaries of approximately $214,000 and approximately $288,000 in expenses related to advertising, public relations, tradeshows and the internet. These decreases were partially offset by an increase in commissions expense of approximately $239,000.

     The decrease in sales and marketing expenses for the nine months ended September 27, 2003 was primarily attributable to decreases in payroll expense of approximately $498,000, operating expenses associated with our international subsidiaries of approximately $1.0 million, approximately $691,000 in expenses related to advertising, public relations, tradeshows and the internet, travel and entertainment expenses of approximately $618,000 and approximately $134,000 in clinical education initiative expenses. These decreases were partially offset by an increase in commissions expense of approximately $783,000. The decrease of approximately $1.0 million in operating expenses associated with our international subsidiaries was driven by a decrease of approximately $644,000 in personnel related payroll and other expenses. We expect sales and marketing expenses in the fourth quarter of 2003 to decrease compared to the third quarter of 2003 as a result of cost reductions in various programs and improved control over discretionary spending.

     General and Administrative. General and administrative expenses increased approximately 6% to approximately $2.1 million in the three months ended September 27, 2003 from approximately $2.0 million in the three months ended September 28, 2002. General and administrative expenses increased approximately 11% to approximately $6.4 million in the nine months ended September 27, 2003 from approximately $5.7 million in the nine months ended September 28, 2002. The increase in general and administrative expenses for the three months ended September 27, 2003 was primarily attributable to an increase in personnel related payroll and other expenses of approximately $284,000. This increase was partially offset by a decrease of approximately $50,000 in our provision for doubtful accounts. In the nine months ended September 27, 2003, the increase in general and administrative expenses was due to an increase in personnel and related payroll and other expenses of approximately $752,000, which includes an accrual of approximately $367,000 related to the special bonus program for our chief executive officer, and an increase of approximately $98,000 primarily as a result of an increase in the annual premium for our directors and officers liability insurance coverage. These increases were offset by a decrease of approximately $150,000 in our provision for doubtful accounts due to improvements in our historical collection experience. We expect general and administrative expenses in the fourth quarter of 2003 to remain comparable to the third quarter of 2003.

     Interest Income, Net. Net interest income decreased approximately 27% to approximately $167,000 in the three months ended September 27, 2003 from approximately $229,000 in the three months ended September 28, 2002. Net interest income decreased approximately 25% to approximately $546,000 in the nine months ended September 27, 2003 from approximately $732,000 in the nine months ended September 28, 2002. Interest income decreased approximately 26% to approximately $215,000 in the three months ended September 27, 2003 from approximately $290,000 in the three months ended September 28 2002. Interest income decreased approximately 24% to approximately $702,000 in the nine months ended September 27, 2003 from approximately $918,000 in the nine months ended September 28, 2002. The decrease in interest income was primarily attributable to lower cash and investment balances resulting from continued operating losses and our other uses of cash, and lower interest rates on our investments as a result of general interest rate declines.

     Interest expense decreased approximately 20% to approximately $48,000 in the three months ended September 27, 2003 from approximately $60,000 in the three months ended September 28, 2002. Interest expense decreased approximately 16% to approximately $156,000 in the nine months ended September 27, 2003 from approximately $186,000 in the nine months ended September 28, 2002. The decrease in interest expense in the three and nine months ended September 27, 2003 was a result of lower average outstanding debt obligations because we did not draw down on our lines of credit for the three and nine months ended September 27, 2003. We expect net interest income to decrease slightly in the fourth quarter of 2003 as compared to the third quarter of 2003 as a result of continuing low interest rates and a lower cash and investments balance.

     Net Loss. As a result of the factors discussed above, for the three and nine months ended September 27, 2003, we had a net loss of approximately $1.4 million and $5.7 million, respectively, as compared to a net loss of approximately $3.4 million and $11.8 million for the three and nine months ended September 28, 2002.

Liquidity and Capital Resources

     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of our convertible preferred stock. Through September 27, 2003, we raised approximately $77.6 million from private equity financings and have received approximately $3.4 million in equipment financing and approximately $5.1 million of financing related to our investments in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2001, we entered into an agreement with Fleet National Bank for a $5.0 million revolving line of credit which expires in May 2004. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheet. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment.

     In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004.

     We also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million under the revolving line of credit which expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At September 27, 2003, there was no outstanding balance under this revolving line of credit.

     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at September 27, 2003.

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

     Working capital at September 27, 2003 was approximately $31.6 million compared to approximately $36.7 million at December 31, 2002. The decrease in working capital from December 31, 2002 to September 27, 2003 was primarily attributable to our continued net loss of approximately $5.7 million.

     We used approximately $4.9 million of cash for operations in the nine months ended September 27, 2003 as compared to approximately $8.9 million, excluding an increase in deferred revenue of approximately $6.3 million related to proceeds received in connection with the strategic alliance entered into in August 2002, in the nine months ended September 28, 2002. The $6.3 million of deferred revenue represents the portion of the purchase price of the shares of our common stock in excess of the closing price of our common stock on the date of the sale. Cash used for operations in the nine months ended September 27, 2003 was primarily driven by operating losses, an increase in accounts receivable of approximately $505,000, an increase in other assets of approximately $222,000 and a decrease in deferred revenue of approximately $698,000, offset by a decrease in inventory of approximately $699,000. In the nine months ended September 28, 2002 cash used for operations was primarily driven by operating losses offset by a decrease in inventory of approximately $2.3 million.

     We received approximately $3.6 million of cash from investing activities in the nine months ended September 27, 2003 as compared to approximately $12.6 million in the nine months ended September 28, 2002. The cash received from investing activities in the nine months ended September 27, 2003 was primarily the result of the sales and maturities of our investments in marketable securities. We received approximately $4.0 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $492,000 primarily in our information systems in the nine months ended September 27, 2003. In the nine months ended September 28, 2002, we received approximately $13.4 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $855,000 primarily in information systems and machinery and equipment.

     We used approximately $163,000 of cash for financing activities in the nine months ended September 27, 2003 primarily as a result of payments of principal on debt related to our investment in sales-type leases of approximately $738,000 offset by proceeds from the sale of our investment in sales-type leases of approximately $266,000, payments received on notes receivable from employees and directors of approximately $154,000 and the issuance of shares of our common stock upon the exercise of stock options and for purchases under our employee stock purchase plan of approximately $155,000. In the nine months ended September 28, 2002, we received approximately $893,000 of cash from financing activities primarily as a result of proceeds from the issuance of shares of our common stock in connection with a strategic alliance entered into in August 2002 of approximately $3.8 million and approximately $716,000 in proceeds from the sale of our investment in sales-type leases. These were offset by payment on our working capital line of credit of approximately $3.0 million and approximately $729,000 of payments of principal on debt related to our investment in sales-type leases.

     In May 2001, we entered into an agreement with Fleet National Bank for a revolving line of credit, which provides for borrowing of up to $5.0 million. The revolving line of credit expires in May 2004 and, subject to annual review by the bank, may be extended at the discretion of Fleet National Bank. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. At September 27, 2003, the interest rate on the line of credit was 4.00%. The revolving line of credit agreement contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments which are shown as restricted cash on our consolidated balance sheet. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. There was no outstanding balance under the line of credit at September 27, 2003. At September 27, 2003, we had standby letters of credit outstanding in the amount of $190,137.

     We guarantee approximately $139,000 of operating lease obligations of our subsidiaries for the lease of office space and automobiles.

     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investments in sales-type leases to Americorp Financial, Inc. Through September 27, 2003, we sold approximately $5.1 million of our investments in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investments in sales-type leases. At September 27, 2003, approximately $1.4 million is recorded as debt on our consolidated balance sheet.

     We had capital expenditures of approximately $492,000 for the nine months ended September 27, 2003, primarily related to our information systems. At September 27, 2003, we did not have any commitments for capital expenditures. We anticipate that the level of capital expenditures in the fourth quarter of 2003 will be slightly higher than the level of capital expenditures in the third quarter of 2003.

     We have summarized below our contractual cash obligations as of September 27, 2003:

	Payments Due By Period

		Less Than	One to Three	Three to Five	More Than
Contractual Obligations	Total	One Year	Years	Years	Five Years

Operating lease obligations	$3,461,000	$1,190,000	$2,022,000	$249,000	$—
Debt related to the sale of investment in sales-type leases	$1,431,000	$756,000	$590,000	$85,000	$—

Total contractual cash obligations	$4,892,000	$1,946,000	$2,612,000	$334,000	$—

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

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on our results of operations, cash flows or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 as of July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our results of operations, cash flows or financial position.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, BIS Module Kits and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending December 31, 2003. The following important factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

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

Various market factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2003.

     Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2003. First, we continue to shift the focus of our placements from BIS monitors to BIS modules which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause possible delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. Third, on November 1, 2003, our international master distribution agreement with Datex-Ohmeda expired. We plan to replace this agreement with country-specific distribution agreements with Datex-Ohmeda sales subsidiaries and other distributors. A delay in signing these country-specific distribution agreements may adversely affect Equipment revenue in the international market. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs, and the cost of transitioning our installed base to the new BIS XP system may also adversely impact our revenue and operating results through the fourth fiscal quarter of 2003.

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

Cases of awareness with recall during monitoring with the BIS system could limit market acceptance of BIS systems and could expose us to product liability claims.

     Clinicians have reported to us cases of possible awareness with recall during surgical procedures monitored with the BIS system. In most of the cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness in these patients. However, in a small number of these reported cases, awareness with recall may not have been detected by monitoring with the BIS system. It is possible that additional cases of awareness with recall during surgical procedures monitored with the BIS system have not been reported to us, and we have not systematically solicited reports of awareness with recall. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of awareness with recall that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although clinical studies have demonstrated that patient monitoring with the BIS system may reduce the incidence of awareness with recall we may be subject to product liability claims for cases of surgical awareness during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages.

     Data that was collected in our three multi-center, multinational studies to assess the incidence of awareness with recall and the impact of BIS monitoring were reported this year. Results from these studies demonstrate that awareness with recall usually occurs in 1 to 2 cases per 1,000 patients during general anesthesia. Use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults using general anesthesia and sedation. If the patient safety benefits of BIS monitoring are not persuasive enough to lead to wider adoption of our BIS technology, our business could be adversely affected.

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

     We can provide no assurance as to the outcome of these complaints or any potential suit against us or our officers and directors. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. We may also be required to incur significant costs and our management may be distracted by being required to provide information, documents or testimony in connection with the actions against our underwriters. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings and the negative publicity associated with this litigation could harm our ability to compete in the marketplace.

Boston Scientific Corporation may be able to impact corporate actions requiring stockholder approval because it owns a significant amount of our common stock, and, if our strategic alliance with Boston Scientific Corporation is not successful, our operating results will be adversely affected.

     As of November 3, 2003, Boston Scientific Corporation owned approximately 18% of our outstanding common stock. We have an agreement with Boston Scientific Corporation, pursuant to which Boston Scientific Corporation has agreed not to acquire any shares of our common stock in excess of 25% of the outstanding shares of our common stock prior to December 31, 2004 without our prior approval. If Boston Scientific Corporation increases its ownership of our outstanding common stock, it may impact corporate actions requiring stockholder approval. In addition, on August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. If such products are not successfully developed, marketed and sold under the agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Even if we successfully develop new sedation management technology for less-invasive medical procedures, Aspect and Boston Scientific Corporation may not successfully market and sell this new technology.

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

     Before we can market new products in the United States, we must obtain clearance from the FDA. If the FDA concludes that any of our products do not meet the requirements to obtain clearance of a premarket notification under Section 510(k) of the Food, Drug and Cosmetic Act, then we would be required to file a premarket approval application. The approval process for a premarket approval application is lengthy, expensive and typically requires extensive preclinical and clinical trial data. We may not obtain clearance of a 510(k) notification or approval of a premarket approval application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue. We may also be required to obtain clearance of a 510(k) notification from the FDA before we can market certain previously marketed products which we modify after they have been cleared. We have made certain enhancements to our currently marketed products which we have determined do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to file a new 510(k) notification for the modification and we may be prohibited from marketing the modified device until we obtain FDA clearance. We filed a 510(k) application with the FDA to revise product indications for use to reflect results from our awareness trials. In October 2003, the FDA approved our submitted 510(k) application.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 27, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 27, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through September 27, 2003, we used approximately $9.2 million of the net proceeds for the acquisition of machinery and equipment, leasehold improvements, furniture and fixtures, demonstration and evaluation equipment and new information systems. In addition, from January 27, 2000 through September 27, 2003, we used approximately $39.3 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of September 27, 2003, we had approximately $6.1 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On July 16, 2003 we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing our financial results for the fiscal quarter ended June 28, 2003. The date of this Current Report on Form 8-K is July 16, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.

Date: November 10, 2003	By:	/s/ J. Neal Armstrong

J. Neal Armstrong
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1†	OEM Development and Purchase Agreement, dated July 24, 2003, by and between the Registrant and Datascope Corp.

10.2†	Addendum 1, effective January 1, 2003, to the OEM Purchase Agreement, dated September 1, 2000, by and between the Registrant and Datex-Ohmeda Division of Instrumentarium Corporation.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.