Form 10-Q
period 2004-04-03
ASPECT MEDICAL SYSTEMS INC
filed 2004-05-12
CIK 886235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES   ☒      NO   ☐

The Registrant had 19,715,738 shares of Common Stock, $0.01 par value per share, outstanding as of May 3, 2004.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 3,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,313,943	$12,343,808
Restricted cash	5,100,000	5,100,000
Short-term investments	9,202,311	13,718,727
Accounts receivable, net of allowances of $55,000 at April 3, 2004 and $150,000 at December 31, 2003	5,334,200	5,772,982
Current portion of investment in sales-type leases	1,776,988	1,797,044
Inventory, net	1,668,126	1,514,682
Other current assets	1,670,698	1,146,675

Total current assets	37,066,266	41,393,918
Property and equipment, net	2,751,500	2,996,272
Long-term investments	2,722,540	—
Long-term investment in sales-type leases	2,503,185	2,613,074
Long-term portion of notes receivable from related parties	516,833	736,833

Total assets	$45,560,324	$47,740,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$598,627	$678,554
Accounts payable	1,044,474	1,189,198
Accrued liabilities	5,816,636	7,871,139
Deferred revenue	977,853	975,180

Total current liabilities	8,437,590	10,714,071
Long-term portion of deferred revenue	5,328,167	5,533,375
Long-term debt	395,041	525,018
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 19,678,252 and 19,502,079 shares issued and outstanding at April 3, 2004 and December 31, 2003, respectively	196,783	195,021
Additional paid-in capital	132,357,565	131,131,044
Notes receivable from employees and directors	(78,335)	(78,335)
Accumulated other comprehensive loss	(4,217)	(3,731)
Accumulated deficit	(101,072,270)	(100,276,366)

Total stockholders’ equity	31,399,526	30,967,633

Total liabilities and stockholders’ equity	$45,560,324	$47,740,097

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(Unaudited)	(Unaudited)

Revenue	$12,797,277	$10,127,290
Costs of revenue	2,865,534	2,549,460

Gross profit margin	9,931,743	7,577,830

Operating expenses:
Research and development	1,945,401	1,880,956
Sales and marketing	6,565,297	6,316,618
General and administrative	2,396,819	2,098,788

Total operating expenses	10,907,517	10,296,362

Loss from operations	(975,774)	(2,718,532)
Interest income	209,248	249,986
Interest expense	(29,378)	(55,130)

Net loss	$(795,904)	$(2,523,676)

Net loss per share:
Basic and diluted	$(0.04)	$(0.13)
Weighted average shares used in computing net loss per share:
Basic and diluted	19,595,874	19,380,916

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(795,904)	$(2,523,676)
Adjustments to reconcile net loss to net cash used for operating activities –
Depreciation and amortization	404,426	578,345
Provision for doubtful accounts	(50,000)	(50,000)
Compensation expense related to stock options	33,755	13,537
Changes in assets and liabilities –
Decrease (increase) in accounts receivable	488,782	(690,084)
(Increase) decrease in inventory	(153,444)	650,014
Increase in other assets	(537,045)	(346,722)
Decrease in investment in sales-type leases	129,945	89,012
(Decrease) increase in accounts payable	(144,724)	43,474
Decrease in accrued liabilities	(2,054,503)	(1,327,924)
Decrease in deferred revenue	(202,535)	(274,296)

Net cash used for operating activities	(2,881,247)	(3,838,320)

Cash flows from investing activities:
Payments on loans to related parties	233,022	74,461
Acquisition of property and equipment	(159,654)	(75,586)
Purchases of marketable securities	(4,041,610)	(900,000)
Proceeds from sales and maturities of marketable securities	5,835,000	5,101,820

Net cash provided by investing activities	1,866,758	4,200,695

Cash flows from financing activities:
Proceeds from sale of investment in sales-type leases	—	141,221
Principal payments on debt related to investment in sales-type leases	(209,904)	(252,084)
Proceeds from payments on notes receivable from employees and directors	—	84,545
Proceeds from issuance of common stock	1,194,528	24,500

Net cash provided by (used for) financing activities	984,624	(1,818)

Net (decrease) increase in cash and cash equivalents	(29,865)	360,557
Cash and cash equivalents, beginning of period	12,343,808	11,542,833

Cash and cash equivalents, end of period	$12,313,943	$11,903,390

Supplemental disclosure of cash flow information:
Interest paid	$28,834	$55,130

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

Cash, Cash Equivalents and Marketable Securities

     The Company invests its excess cash in money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments which have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at April 3, 2004 and December 31, 2003. The marketable securities are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity as other comprehensive income (loss).

Revenue Recognition

     The Company sells its BIS monitors primarily through a combination of a direct sales force and through distributors. The Company sells its BIS Module Kits to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under the Company’s Equipment Placement (“EP”) program. Sales, sales-type lease agreements and sales under the EP program are subject to the Company’s standard terms and conditions of sale and do not include any customer acceptance criteria, installation or other post shipment obligations (other than warranty) or any rights of return. The Company’s BIS monitor is a standard product and does not require installation as it can be operated with the instructions included in the operator’s manual.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company recognizes revenue from product sales when earned as required by generally accepted accounting principles and in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.

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

     As of April 3, 2004, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.

     Under the Company’s EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to the Company. Under the EP program, no equipment revenue is recognized as the equipment remains the Company’s property and title does not pass to the customer, and the criteria for sales-type leases under SFAS No. 13 are not met. The BIS monitors under the EP program are depreciated over two years, and the depreciation is charged to costs of revenue. BIS Sensor revenue is recognized either at shipment or delivery of the BIS Sensors in accordance with the agreed upon contract terms.

     The Company’s obligations under warranty are limited to repair or replacement of any product that the Company reasonably determines to be covered by the warranty. The Company records an estimate for its total warranty obligation in accordance with SFAS No. 5, Accounting for Contingencies.

     In connection with the Stock Purchase Agreement and OEM Product Development Agreement with Boston Scientific Corporation (“BSC”) discussed in Note 9, the Company recorded approximately $6,300,000 of deferred revenue. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement with BSC, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the OEM product development and distribution agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2012.

Research and Development Costs

     The Company charges research and development costs to operations as incurred. Research and development costs include costs associated with new product development, product improvements and extensions, clinical studies and project consulting expenses.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Warranty

     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three months ended April 3, 2004, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at April 3, 2004, was as follows:

Balance as of December 31, 2003	$147,313
Warranty expense	25,117
Deductions and other	(20,813)

Balance as of April 3, 2004	$151,617

Guarantees

     The Company guarantees operating lease obligations of its subsidiaries for the lease of automobiles. The maximum potential future payment under these financial guarantees was approximately $172,000 at April 3, 2004.

Shipping and Handling Costs

     Shipping and handling costs are included in costs of revenue.

Advertising Costs

     Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of operations.

Property and Equipment

     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related equipment. Equipment held under capital leases is stated at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the lease and is amortized on a straight-line basis over the shorter of the lives of the related assets or the term of the leases. Repair and maintenance expenditures are charged to expense as incurred. The Company does not develop software for internal use and the costs of software acquired for internal use are accounted for in accordance with the American Institute of Certified Public Accountant’s (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, accounts receivable, investment in sales-type lease receivables and investments in marketable securities. To minimize the financial statement risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. The Company maintains cash, cash equivalents and investments in marketable securities with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and Company policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.

Single or Limited Source Suppliers

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

Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net loss per share amounts for the three months ended April 3, 2004 and March 29, 2003, were computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during those periods.

     All shares of restricted common stock that are subject to repurchase and common stock issuable pursuant to the exercise of stock options and warrants have been excluded from the calculation of diluted net loss per share since the inclusion of such amounts would be antidilutive.

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees using the intrinsic value method under APB Opinion No. 25 and has adopted the fair value disclosure-only alternative under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company has computed the weighted-average fair value of options granted in the three months ended April 3, 2004 and March 29, 2003 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(Unaudited)	(Unaudited)

Risk free interest rate	3.15%	3.00%
Expected dividend yield	—	—
Expected life of options	5 years	5 years
Expected volatility	56%	57%
Weighted average fair market value of options granted	$9.07	$2.21

     If the Company had recognized compensation cost for these awards consistent with SFAS No. 123, the Company’s net loss and pro forma net loss per common share would have been increased to the following pro forma amounts:

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(Unaudited)	(Unaudited)

Net loss:
Net loss as reported	$(795,904)	$(2,523,676)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,874,313)	(1,826,580)

Pro forma net loss	$(2,670,217)	$(4,350,256)

Net loss per share:
Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.13)
Pro forma	$(0.14)	$(0.22)

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

Fair Value of Financial Instruments

     The estimated fair market values of the Company’s financial instruments, which include cash equivalents, investments in marketable securities, accounts receivable, investment in sales-type leases, accounts payable and long-term debt, approximate their carrying values.

(3) Comprehensive Income (Loss)

     The Company’s total comprehensive loss is as follows:

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(Unaudited)	(Unaudited)

Net loss	$(795,904)	$(2,523,676)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(486)	10,660

Comprehensive loss	$(796,390)	$(2,513,016)

(4) Investment in Sales-Type Leases

     The components of the Company’s net investment in sales-type leases are as follows:

	April 3,	December 31,
	2004	2003
	(Unaudited)

Total minimum lease payments receivable	$6,261,953	$6,492,607
Less:
Unearned interest income	929,095	984,751
Allowance for lease payments	1,052,685	1,097,738

Net investment in sales-type leases	4,280,173	4,410,118
Less — current portion	1,776,988	1,797,044

	$2,503,185	$2,613,074

(5) Inventory

     Inventory consists of the following:

	April 3,	December 31,
	2004	2003
	(Unaudited)

Raw materials	$629,780	$739,331
Work-in-progress	72,473	61,763
Finished goods	965,873	713,588

	$1,668,126	$1,514,682

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

     Revenue by geographic destination and as a percentage of total revenue is as follows:

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(Unaudited)	(Unaudited)
Geographic Area by Destination
Domestic	$10,379,658	$7,940,334
International	2,417,619	2,186,956

	$12,797,277	$10,127,290

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(Unaudited)	(Unaudited)

Geographic Area by Destination
Domestic	81%	78%
International	19	22

	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three months ended April 3, 2004 and March 29, 2003.

(7) Related Party Transactions

     Through April 30, 2002, the Company loaned, on a full recourse basis, an aggregate of $1,441,000, to certain officers, employees and a consultant of the Company. In May 2002, the Company loaned, on a full recourse basis, $50,000 to another officer of the Company, which together with accrued interest, was paid in full in March 2003, after that officer left the employ of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by assets of the borrower, including shares of the Company’s common stock owned by the borrower. The long-term portion of the loans is included in long-term notes receivable from related parties, and the short-term portion of approximately $31,000 and $44,000 at April 3, 2004 and December 31, 2003, respectively, is included in other current assets in the accompanying consolidated balance sheets. The aggregate outstanding balance on these loans at April 3, 2004 and December 31, 2003 was approximately $548,000 and $781,000, respectively.

     In January 2002, the Company entered into a consulting agreement with one of its directors to provide consulting, advisory and neuroscience business planning services to the Company. Effective April 11, 2003, this director resigned from the Company’s Board of Directors. Through April 11, 2003, the Company had paid approximately $9,000 to this director under his consulting agreement. From April 11, 2003 through April 3, 2004, the Company paid approximately $12,000 to this individual under this consulting agreement.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Loan Agreements

     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2004 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At April 3, 2004, the Company had outstanding standby letters of credit with the commercial bank totaling $165,137. The Company is currently in the process of renewing the revolving line of credit with the commercial bank.

     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets, in an amount equal to 102% of the $5,000,000 commitment, or $5,100,000. At April 3, 2004, there was no outstanding balance under the revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement. At April 3, 2004, the interest rate on the revolving line of credit was 4.00%.

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

     Approximately $5,378,000 of the aggregate purchase price is recorded as deferred revenue in the accompanying consolidated balance sheet at April 3, 2004, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the OEM agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2012. Approximately $154,000 was recognized as revenue for the three months ended April 3, 2004 and March 29, 2003, respectively.

     As part of the strategic alliance with BSC, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At April 3, 2004, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     (10)  Subsequent Event

     On April 7, 2004, the Company entered into an agreement with BSC to issue and sell 500,000 shares of the Company’s common stock to BSC pursuant to a stock purchase agreement. Under the terms of the agreement, the purchase price per share will be equal to the average of the last reported sales price of the Company’s common stock on the Nasdaq National Market over the 30 trading days ending on the third trading day prior to the date of the closing of the transaction. In the event that the issuance and sale of these shares takes place as contemplated by the stock purchase agreement, the Company will grant BSC the right to require the Company to register these shares for resale under the Securities Act of 1933. The Company anticipates that the closing of this transaction will be at the end of May 2004, subject to a number of closing conditions, including the approval of the stock purchase agreement by the Company’s stockholders at the Company’s Annual Meeting of Stockholders on May 25, 2004 and the expiration or other termination of all applicable waiting periods under United States federal anti-trust laws.

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

     Our latest generation monitor, the A-2000® BIS Monitor, was cleared for marketing by the United States Food and Drug Administration, or the FDA, in February 1998. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. In addition to our A-2000 BIS Monitor, we offer original equipment manufacturers our BIS Module Kit for integration into equipment sold by the original equipment manufacturers. In February 2004, our BISx system was cleared for marketing by the FDA. The BISx system is our latest BIS monitoring system for integration into the equipment sold by the original equipment manufacturers. The BISx system provides the BIS XP functionality in a single device the size of a hockey puck, simplifying the incorporation of BIS XP into third-party patient monitoring systems.

     We derive our revenue primarily from sales of BIS monitors, BIS Module Kits and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. For management purposes, we segregate our revenue by export sales by region and sales by products as shown in the following table:

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(in thousands)

Domestic revenue	$10,380	$7,940
Percent of total revenue	81%	78%

International revenue	$2,417	$2,187
Percent of total revenue	19%	22%

BIS Sensor revenue	$9,207	$6,785
Percent of total revenue	72%	67%

Equipment revenue	$3,590	$3,342
Percent of total revenue	28%	33%

     At April 3, 2004, we had cash, cash equivalents, restricted cash and investments of approximately $29.3 million and working capital of approximately $28.6 million.

     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

     We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit have been the primary reasons for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our business, we need to continue to focus on both selling our Equipment and improving our per monitor and per module sensor utilization rate. To achieve this growth, we continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors should contribute an increasing percentage of total revenue. Additionally, we believe that over time, revenue from the sale of BIS Module Kits will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers. In the first quarter of 2004, approximately 49% of our growth in our installed base was attributable to placements by our original equipment manufacturers.

     We believe that maintaining our gross profit margin and controlling the growth of our operating expenses are important factors in achieving profitability. To maintain our gross profit margin we believe we must continue to focus on maintaining our average unit prices for both BIS monitors and BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross profit margin than Equipment, and continuing to reduce the costs of manufacturing our products.

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

     For those healthcare organizations desiring to purchase our BIS monitors, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 3% and 2% of total revenue in the three months ended April 3, 2004 and March 29, 2003, respectively.

     Under certain limited circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us. Beginning in 2002, we substantially reduced our focus and reliance on the EP program. Sensor revenue related to the EP program was approximately $346,000 and $334,000 at April 3, 2004 and March 29, 2003, respectively.

     We have subsidiaries in The Netherlands and the United Kingdom to facilitate the sale of our products into the international market. We are continuing to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships.

     In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Nihon Kohden received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and in May 2001, received approval for marketing in Japan our A-2000 BIS Monitor. Nihon Kohden has requested but has not yet received approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 12% and 15%, respectively, of international revenue for the three months ended April 3, 2004 and March 29, 2003, respectively.

     Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2004 and the year ending December 31, 2004. These factors include a potentially adverse effect on Equipment revenue and gross profit margin on Equipment as we continue to shift the focus of our placements from BIS monitors to BIS modules. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers may continue to delay purchases of our products or may choose not to purchase our products pending this approval. Finally, on November 1, 2003, our international master distribution agreement with Datex-Ohmeda expired. We are currently replacing this agreement with country-specific distribution agreements with Datex-Ohmeda sales subsidiaries and other distributors in various countries. A delay in signing these country-specific distribution agreements may adversely affect Equipment revenue in the international market. To date, we have entered into several new country-specific distribution agreements, and we continue to negotiate others.

Critical Accounting Policies

     Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We do not believe there is a significant likelihood that materially different amounts would be reported under different conditions or using different assumptions. We believe that our critical accounting policies are as follows:

   Revenue Recognition

     We sell our BIS monitors primarily through a combination of a direct sales force and through distributors. Our BIS Module Kits are sold to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue from product sales when earned as required by generally accepted accounting principles and in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.

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

   Inventories

     We value inventory at the lower of cost or estimated market, and determine cost on a first-in, first-out basis. We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on production history and on our estimated forecast of product demand. The medical industry in which we market our products is characterized by rapid product development and technological advances that could result in obsolescence of inventory. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we would need to change our estimate of the provision required for excess or obsolete inventory. If revisions are deemed necessary, we would recognize the adjustments in the form of a charge to costs of revenue at the time of the determination. Therefore, although we continually update our forecasts of future product demand, any significant unanticipated declines in demand or technological developments, such as the introduction of new products by our competitors, could have a significant negative impact on the value of our inventory, results of operations and cash flows in future periods.

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

Results of Operations

     The following tables present, for the three-month periods ended April 3, 2004 and March 29, 2003, information expressed as a percentage of revenue and a summary of our total revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended
	April 3,	March 29,
	2004	2003

Revenue	100%	100%
Costs of revenue	22	25

Gross profit margin	78	75
Operating expenses:
Research and development	15	19
Sales and marketing	51	62
General and administrative	19	21

Total operating expenses	85	102
Loss from operations	(7)	(27)
Interest income, net	1	2

Net loss	(6)%	(25)%

Three Months Ended April 3, 2004 Compared to Three Months Ended March 29, 2003

	Three Months Ended
			Percentage
	April 3,	March 29,	Increase
	2004	2003	(Decrease)
	(in thousands, except unit amounts)
Revenue — Worldwide
BIS Sensor	$9,207	$6,785	36%
BIS monitor	2,193	1,588	38%
BIS Module Kit	542	935	(42)%
Other equipment and accessories	855	819	4%

Total Equipment	3,590	3,342	7%

Total revenue	$12,797	$10,127	26%

Unit Analysis — Worldwide
BIS Sensors	651,000	503,000	29%
BIS monitors	416	371	12%
Original equipment manufacturer BIS modules	377	552	(32)%
Installed base	20,613	17,110	20%

     Revenue. The 36% increase in revenue from the sale of BIS Sensors in the three months ended April 3, 2004 compared with the three months ended March 29, 2003 was primarily attributable to an increase of approximately 29% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and BIS modules. The increase in the number of BIS Sensors sold was complemented by an increase in the average selling price of BIS Sensors of approximately 5%. Our installed base of BIS monitors and BIS modules increased approximately 20% to 20,613 units at April 3, 2004 from 17,110 units at March 29, 2003.

     The increase in revenue from the sale of Equipment in the three months ended April 3, 2004 compared with the three months ended March 29, 2003 was primarily driven by a 38% increase in BIS monitor revenue. The increase in BIS monitor revenue was the result of two factors. First, there was an increase of approximately 12% in unit volume, as we shipped 416 BIS monitors in the first quarter of 2004 compared with 371 BIS monitors in the first quarter of 2003. Second, the increase in the number of BIS monitors shipped was accompanied by an increase in the monitor average unit price of approximately 23% in the first quarter of 2004 compared with the first quarter of 2003. The increase in BIS monitor revenue was offset by a decrease in BIS Module Kit revenue of approximately 42%. This decrease was a result of a decrease in the number of BIS Module Kits shipped to our original equipment manufacturers, from 552 BIS Module Kits in the first quarter of 2003 to 377 BIS Module Kits in the first quarter of 2004. The decrease in the number of BIS Module Kits shipped was related to unusually high levels of shipments to Japan and South America in the first quarter of 2003.

     Our gross profit margin was approximately 78% of revenue in the first quarter of 2004 compared with a gross profit margin of approximately 75% of revenue in the first quarter of 2003. The increase in the gross profit margin in the first quarter of 2004 was the result of two factors. First, we experienced increased sales of our BIS Sensors as a percentage of total revenue in the first quarter of 2004, and BIS Sensors have a higher gross profit margin than Equipment. BIS Sensors accounted for approximately 72% of our total revenue in the first quarter of 2004 compared with approximately 67% of revenue in the first quarter of 2003. The increased unit volume of BIS Sensors, combined with an increase in the BIS Sensor average unit selling price contributed to the increase in our gross profit margin in the first quarter of 2004. Second, we had an increase of approximately 23% in the average unit price of BIS monitors in the first quarter of 2004 compared with the first quarter of 2003.

Expense Overview

	Three Months Ended
			Percentage
	April 3,	March 29,	Increase
	2004	2003	(Decrease)
	(in thousands)
Expenses
Research and development	$1,945	$1,881	3%
Sales and marketing	$6,565	$6,317	4%
General and administrative	$2,397	$2,099	14%

     Research and Development. The slight increase in research and development expenses in the three months ended April 3, 2004 compared with the three months ended March 29, 2003 was primarily attributable to an increase in payroll related expenses of approximately $103,000, offset by a decrease in consulting expenses of approximately $35,000. We expect research and development expenses to increase slightly in the second quarter of 2004 compared with the first quarter of 2004 as we continue to invest in clinical studies and expand applications for our technology, including our initiatives into neuroscience.

     Sales and Marketing. The increase in sales and marketing expenses in the three months ended April 3, 2004 compared with the three months ended March 29, 2003 was attributable to an increase in operating expenses associated with our international subsidiaries of approximately $454,000. The $454,000 increase in our international operating expenses was the result of an increase of approximately $219,000 in payroll related expenses and an increase of approximately $88,000 in travel and entertainment expenses. The increase in international operating expenses was also the result of unfavorable exchange rate fluctuations between the U.S. dollar and the local currencies of our subsidiaries. The increase in international operating expenses was offset by a decrease of approximately $145,000 in commissions expense. We expect sales and marketing expenses to decrease in the second quarter of 2004 compared with the first quarter of 2004 as a result of cost reductions in various programs and control over discretionary spending.

     General and Administrative. The increase in general and administrative expenses in the three months ended April 3, 2004 compared with the three months ended March 29, 2003 was primarily attributable to increases in payroll related expenses of approximately $100,000 and approximately $194,000 in professional and consulting services. We expect general and administrative expenses to increase slightly in the second quarter of 2004 compared with the first quarter of 2004 as we anticipate increases in expenses for professional services and consultants, primarily related to services in connection with our assessment of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     Interest Income. Interest income decreased to approximately $209,000 in the three months ended April 3, 2004 from approximately $250,000 in the three months ended March 29, 2003, a decrease of approximately 16%. The decrease in interest income was primarily attributable to lower cash and investments balances resulting from continued operating losses and other uses of cash, and lower interest rates on our investments as a result of general interest rate declines. We expect interest income to decrease in the second quarter of 2004 as compared with the first quarter of 2004 as a result of continuing low interest rates and a lower cash and investment balance.

     Interest expense. Interest expense decreased to approximately $29,000 in the three months ended April 3, 2004 from approximately $55,000 in the three months ended March 29, 2003, a decrease of approximately 47%. The decrease in interest expense in the three months ended April 3, 2004 was a result of lower average outstanding debt obligations. We expect interest expense to decrease slightly in the second quarter of 2004 as compared with the first quarter of 2004 as a result of lower average outstanding debt obligations.

     Net Loss. As a result of the factors discussed above, for the three months ended April 3, 2004, we had a net loss of approximately $796,000 as compared with a net loss of approximately $2.5 million for the three months ended March 29, 2003.

Liquidity and Capital Resources

     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. Through April 3, 2004, we raised approximately $77.6 million from private equity financings and received approximately $3.4 million in equipment financing and approximately $5.1 million of financing related to our investment in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million.

     In May 2001, we entered into an agreement with Fleet National Bank, or Fleet, for a $5.0 million revolving line of credit, which expires in May 2004. The revolving line of credit with Fleet contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain of our investments, which are shown as restricted cash on our consolidated balance sheet. We are required to maintain restricted cash and securities with a net equity value equal to 102% of the $5.0 million commitment. Interest on any borrowings under the revolving line of credit with Fleet is, at our election, either the prime rate or at LIBOR plus 2.25%. At April 3, 2004, the interest rate on the line of credit with Fleet was 4.00%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. There was no outstanding balance under this line of credit at April 3, 2004. At April 3, 2004, we had standby letters of credit outstanding with Fleet in the amount of $165,137. We are currently in the process of renewing the revolving line of credit with Fleet.

     In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were $10,000,004. Note 9 of our Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes additional information relating to the strategic alliance with Boston Scientific Corporation.

     In connection with our strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At April 3, 2004, there was no outstanding balance under this revolving line of credit.

     On April 7, 2004, in order to raise cash for working capital and other general corporate purposes, we entered into a stock purchase agreement with Boston Scientific Corporation pursuant to which we have agreed to issue and sell to Boston Scientific Corporation an aggregate of 500,000 shares of our common stock at a purchase price per share equal to the average of the last reported sales price of our common stock on the Nasdaq National Market over the 30 trading days ending on the third trading day prior to the date of the closing of the transaction. We anticipate that this transaction will close at the end of May 2004. The transaction is subject to a number of closing conditions, including the approval of the stock purchase agreement by our stockholders at our Annual Meeting of Stockholders on May 25, 2004 and the expiration or other termination of all applicable waiting periods under United States federal anti-trust laws.

     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at April 3, 2004. We believe that the financial resources available to us, including our current working capital and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the end of 2005. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.

     Working capital at April 3, 2004 was approximately $28.6 million compared to approximately $30.7 million at December 31, 2003. The decrease in working capital from December 31, 2003 to April 3, 2004 was primarily attributable to our net loss of approximately $796,000 and the purchase of long-term investments.

     Cash Used for Operations. We used approximately $2.9 million of cash for operations in the three months ended April 3, 2004 as compared with approximately $3.8 million in the three months ended March 29, 2003. Cash used for operations in the three months ended April 3, 2004 was primarily driven by operating losses, a decrease in accrued liabilities of approximately $2.1 million and an increase in other assets of approximately $537,000. These were offset by a decrease in accounts receivable of approximately $489,000. The decrease in accrued liabilities of $2.1 million was primarily driven by a decrease in accrued bonus of approximately $1.5 million and a decrease in accrued commission of approximately $413,000.

     Cash from Investing Activities. We received approximately $1.9 million of cash from investing activities in the three months ended April 3, 2004 as compared with approximately $4.2 million in the three months ended March 29, 2003. The cash received from investing activities in the three months ended April 3, 2004 was primarily the result of the sales and maturities of our investments in marketable securities. We received approximately $1.8 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $160,000 primarily related to expenditures for the purchase of computer hardware and third-party software. In the three months ended March 29, 2003, we received approximately $4.2 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $76,000 primarily for the purchase of computer hardware and third-party software and machinery and equipment.

     Cash from Financing Activities. We received approximately $985,000 of cash from financing activities in the three months ended April 3, 2004 primarily as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans of approximately $1.2 million, offset by payments of principal on debt related to our investment in sales-type leases of approximately $210,000. In the three months ended March 29, 2003, we used approximately $2,000 of cash for financing activities primarily as a result of payments of principal on debt related to our investment in sales-type leases of approximately $252,000 offset by proceeds from the sales of our investment in sales-type leases of approximately $141,000 and proceeds from payments on notes receivable from employees and directors of approximately $85,000.

     We guarantee certain operating lease obligations of our subsidiaries of approximately $172,000 for the lease of automobiles.

     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investment in sales-type leases to Americorp Financial, Inc. Through April 3, 2004, we sold approximately $5.1 million of our investment in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investment in sales-type leases. At April 3, 2004, approximately $994,000 is recorded as debt on our consolidated balance sheet.

     We had capital expenditures of approximately $160,000 for the quarter ended April 3, 2004, which related primarily to the purchase of computer hardware and third-party software. At April 3, 2004, we had entered into an agreement to purchase a piece of manufacturing equipment for use in the production of our BIS Sensors. We anticipate that the level of capital expenditures in the second quarter of 2004 will increase from the level of capital expenditures during the first quarter of 2004 mostly as a result of the expected purchase of this manufacturing equipment.

     We have summarized below our contractual cash obligations as of April 3, 2004:

	Payments Due By Period
		Less Than	One to Three	Three to Five	After Five
	Total	One Year	Years	Years	Years
Contractual Obligations
Operating leases	$3,357,102	$1,256,535	$1,953,058	$147,509	$—
Debt related to the sale of investment in sales type leases	993,668	598,627	394,573	468	—

Total contractual cash obligations	$4,350,770	$1,855,162	$2,347,631	$147,977	$—

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Income Taxes

     We have net operating loss and research and development tax credit carryforwards for federal income tax purposes that began expiring in the year 2002 and will continue to expire through the year 2023 if not utilized.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, BIS Module Kits and BIS Sensors, our dependence on the BIS system, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending July 3, 2004 and for the year ending December 31, 2004. The following important factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

We will not be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities.

     Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to be profitable.

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

     We began selling our current BIS system in early 1998 and introduced the latest version, the BIS XP system, at the end of the third fiscal quarter of 2001. In 2002, we introduced commercially the BIS Extend Sensor for patients who are monitored over an extended period of time, such as in intensive care unit settings. To date, we have not achieved widespread market acceptance of the BIS system for use in the operating room or in the intensive care unit from healthcare providers or the professional organizations that influence market behavior. Because we depend on our BIS system for substantially all of our revenue and we have no other significant products, if we fail to achieve widespread market acceptance for the BIS system, we will not be able to sustain or grow our product revenue.

Various market factors may adversely affect our quarterly operating results through the second fiscal quarter of 2004 and for the year ending December 31, 2004.

     Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2004 and the year ending December 31, 2004. First, we continue to shift the focus of our placements from BIS monitors to BIS modules which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. Third, on November 1, 2003, our international master distribution agreement with Datex-Ohmeda expired. We are currently replacing this agreement with country-specific distribution agreements with Datex-Ohmeda sales subsidiaries and other distributors in various countries. A delay in signing these country-specific distribution agreements may adversely affect Equipment revenue in the international market. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs and the cost of transitioning our installed base to the BIS XP system may also adversely impact our revenue and operating results through the second fiscal quarter of 2004 and for the year ending December 31, 2004.

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

     We believe that the financial resources available to us, including our current working capital and available revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through at least the end of 2005. If we are unable to increase our revenue and achieve positive cash flow, we will need to raise additional funds. We may also need additional financing if:

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

     Data that was collected in our three multi-center, multinational studies to assess the incidence of awareness with recall and the impact of BIS monitoring were reported during 2003. Results from these studies demonstrated that awareness with recall occurs in approximately 1 to 2 cases per 1,000 patients during general anesthesia. Use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults using general anesthesia and sedation. If the patient safety benefits of BIS monitoring are not persuasive enough to lead to wider adoption of our BIS technology, our business could be adversely affected.

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

     Some of the components that are necessary for the assembly of our BIS system, including some of the components used in our BIS Sensors, are currently provided to us by sole-source suppliers or a limited group of suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our BIS systems in the past, and we may experience similar shortages or delays in the future. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could lead to customer dissatisfaction and damage our reputation. If a supplier is no longer willing or able to manufacture components that we purchase and integrate into the BIS system, we may attempt to design replacement components ourselves that would be compatible with our existing technology. In doing so, we would incur additional research and development expenses, and there can be no assurance that we would be successful in designing or manufacturing any replacement components. Furthermore, if we are required to change the manufacturer of a key component of the BIS system, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture BIS systems in a timely manner or within budget.

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

     As of May 3, 2004, Boston Scientific Corporation owned approximately 19.6% of our outstanding common stock. On April 7, 2004, we entered into an agreement with Boston Scientific Corporation to issue and sell an additional 500,000 shares of our common stock to Boston Scientific Corporation (subject to a number of closing conditions). We also have an agreement with Boston Scientific Corporation, pursuant to which Boston Scientific Corporation has agreed not to acquire any shares of our common stock in excess of 25% of the outstanding shares of our common stock prior to December 31, 2004 without our prior approval. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to impact corporate actions requiring stockholder approval. In addition, on August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. If such products are not successfully developed, marketed and sold under the agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Even if we successfully develop new sedation management technology for less-invasive medical procedures, Aspect and Boston Scientific Corporation may not successfully market and sell this new technology.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 3, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of April 3, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through April 3, 2004, we used approximately $9.7 million of the net proceeds for the acquisition of machinery and equipment, leasehold improvements, furniture and fixtures, demonstration and evaluation equipment and new information systems. In addition, from January 27, 2000 through April 3, 2004, we used approximately $42.2 million of the net proceeds for general corporate purposes, including the funding of operating losses, working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of April 3, 2004, we had approximately $2.7 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in both short-term and long-term, interest-bearing, investment-grade securities.

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

On April 8, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that we had entered into an agreement with Boston Scientific Corporation for the sale of 500,000 shares of our common stock to Boston Scientific Corporation subject to a number of closing conditions. The date of this Current Report on Form 8-K is April 7, 2004.

On April 21, 2004, we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing our financial results for the fiscal quarter ended April 3, 2004. The date of this Current Report on Form 8-K is April 21, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.

Date: May 12, 2004	By:	/s/ J. Neal Armstrong J. Neal Armstrong Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1†	BISx Development, Purchase and License Agreement dated January 28, 2004, by and between the Registrant and Draeger Medical Systems, Inc.

10.2†	Addendum 2, effective January 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.).

10.3	Stock Purchase Agreement, dated as of April 7, 2004, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 0-24663).

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.