Form 10-Q
period 2004-07-03
ASPECT MEDICAL SYSTEMS INC
filed 2004-08-11
CIK 886235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

YES   ☒         NO   ☐

The Registrant had 20,435,663 shares of Common Stock, $0.01 par value per share, outstanding as of August 3, 2004.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 3,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,540,348	$12,343,808
Restricted cash	200,000	5,100,000
Short-term investments	11,749,071	13,718,727
Accounts receivable, net of allowance of $51,000 at July 3, 2004 and $150,000 at December 31, 2003	7,066,168	5,772,982
Current portion of investment in sales-type leases	1,795,318	1,797,044
Inventory, net	2,034,959	1,514,682
Other current assets	1,233,052	1,146,675

Total current assets	45,618,916	41,393,918
Property and equipment, net	2,748,014	2,996,272
Long-term investments	4,753,300	—
Long-term investment in sales-type leases	2,425,107	2,613,074
Long-term portion of notes receivable from related parties	257,083	736,833

Total assets	$55,802,420	$47,740,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$520,772	$678,554
Accounts payable	1,491,905	1,189,198
Accrued liabilities	5,979,290	7,871,139
Deferred revenue	1,428,345	975,180

Total current liabilities	9,420,312	10,714,071
Long-term portion of deferred revenue	5,139,854	5,533,375
Long-term debt	296,076	525,018
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 20,425,663 and 19,502,079 shares issued and outstanding at July 3, 2004 and December 31, 2003, respectively	204,257	195,021
Additional paid-in capital	142,260,152	131,131,044
Notes receivable from employees and directors	(34,235)	(78,335)
Accumulated other comprehensive loss	(36,068)	(3,731)
Accumulated deficit	(101,447,928)	(100,276,366)

Total stockholders’ equity	40,946,178	30,967,633

Total liabilities and stockholders’ equity	$55,802,420	$47,740,097

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$13,425,944	$10,708,844	$26,223,221	$20,836,134
Costs of revenue	3,176,702	2,716,429	6,042,236	5,265,889

Gross profit margin	10,249,242	7,992,415	20,180,985	15,570,245

Operating expenses:
Research and development	1,801,655	1,863,797	3,747,056	3,744,753
Sales and marketing	6,748,001	5,925,118	13,313,298	12,241,736
General and administrative	2,268,064	2,182,600	4,664,883	4,281,388

Total operating expenses	10,817,720	9,971,515	21,725,237	20,267,877

Loss from operations	(568,478)	(1,979,100)	(1,544,252)	(4,697,632)
Interest income	220,951	236,359	430,199	486,345
Interest expense	(28,131)	(52,456)	(57,509)	(107,586)

Net loss	$(375,658)	$(1,795,197)	$(1,171,562)	$(4,318,873)

Net loss per share:
Basic and diluted	$(0.02)	$(0.09)	$(0.06)	$(0.22)

Weighted average shares used in computing net loss per share:
Basic and diluted	19,914,194	19,394,827	19,752,456	19,387,987

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 3,	June 28,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,171,562)	$(4,318,873)
Adjustments to reconcile net loss to net cash used for operating activities –
Depreciation and amortization	787,607	1,098,666
Provision for doubtful accounts	(50,000)	(100,000)
Compensation expense related to stock options	33,755	13,537
Changes in assets and liabilities –
Increase in accounts receivable	(1,243,186)	(954,573)
(Increase) decrease in inventory	(520,277)	595,060
Increase in other assets	(104,899)	(428,421)
Decrease (increase) in investment in sales-type leases	189,693	(24,781)
Increase in accounts payable	302,707	54,373
Decrease in accrued liabilities	(1,891,849)	(188,304)
Increase (decrease) in deferred revenue	59,644	(473,763)

Net cash used for operating activities	(3,608,367)	(4,727,079)

Cash flows from investing activities:
Payments on loans to related parties	498,272	118,419
Acquisition of property and equipment	(539,349)	(260,097)
Decrease in restricted cash	4,900,000	—
Purchases of marketable securities	(15,100,981)	(4,900,000)
Proceeds from sales and maturities of marketable securities	12,285,000	11,223,086

Net cash provided by investing activities	2,042,942	6,181,408

Cash flows from financing activities:
Proceeds from sale of investment in sales-type leases	—	265,730
Principal payments on debt related to investment in sales-type leases	(386,724)	(504,415)
Proceeds from issuance of common stock	11,104,589	143,023
Payments received on notes receivable from employees and directors	44,100	143,900

Net cash provided by financing activities	10,761,965	48,238

Net increase in cash and cash equivalents	9,196,540	1,502,567
Cash and cash equivalents, beginning of period	12,343,808	11,542,833

Cash and cash equivalents, end of period	$21,540,348	$13,045,400

Supplemental disclosure of cash flow information:
Interest paid	$56,640	$107,586

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

Cash, Cash Equivalents and Investments

     The Company invests its excess cash in money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments as available-for-sale at July 3, 2004 and December 31, 2003. The investments are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity as other comprehensive income (loss). Investments which have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

Revenue Recognition

     The Company sells its BIS monitors primarily through a combination of a direct sales force and distributors. The Company sells its BIS Module Kits to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under the Company’s Equipment Placement (“EP”) program. Sales, sales-type lease agreements and sales under the EP program are subject to the Company’s standard terms and conditions of sale and do not include any customer acceptance criteria, installation or other post shipment obligations (other than warranty) or any rights of return. The Company’s BIS monitor is a standard product and does not require installation as it can be operated with the instructions included in the operator’s manual.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company recognizes revenue from product sales when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.

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

     As of July 3, 2004, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.

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

Warranty

     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three and six months ended July 3, 2004 and June 28, 2003 and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at July 3, 2004, was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Beginning balance	$151,617	$169,907	$147,313	$367,798
Warranty expense	25,287	8,222	50,404	(175,505)
Deductions and other	(21,062)	(15,613)	(41,875)	(29,777)

Ending balance	$155,842	$162,516	$155,842	$162,516

Guarantees

     The Company guarantees operating lease obligations of its subsidiaries for the lease of automobiles. The maximum potential future payment under these financial guarantees was approximately $337,000 at July 3, 2004.

Shipping and Handling Costs

     Shipping and handling costs are included in costs of revenue.

Advertising Costs

     Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of operations.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and Equipment

     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related equipment. Equipment held under capital leases is stated at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the lease and is amortized on a straight-line basis over the shorter of the lives of the related assets or the term of the leases. Repair and maintenance expenditures are charged to expense as incurred. The Company does not develop software for internal use and the costs of software acquired for internal use are accounted for in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments, accounts receivable and investment in sales-type lease receivables. To minimize the financial statement risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. The Company maintains cash, cash equivalents and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and Company policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.

Single or Limited Source Suppliers

     The Company currently obtains certain key components of its products from single or limited sources. The Company purchases components pursuant to purchase orders rather than long-term supply agreements and generally does not maintain large volumes of inventory. The Company has experienced shortages and delays in obtaining certain components of its products in the past. The Company may experience similar shortages and delays in the future. The disruption or termination of the supply of components or a significant increase in the costs of these components from these sources could have a material adverse effect on the Company’s business, financial position and results of operations.

Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net loss per share amounts for the three and six months ended July 3, 2004 and June 28, 2003, were computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during those periods.

     All shares of restricted common stock that are subject to repurchase and common stock issuable pursuant to the exercise of stock options and warrants have been excluded from the calculation of diluted net loss per share since the inclusion of such amounts would be antidilutive.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net loss, the only other element of comprehensive income (loss) impacting the Company is the unrealized gains (losses) on its investments for all periods presented.

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees using the intrinsic value method under APB Opinion No. 25 and has adopted the fair value disclosure-only alternative under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company has computed the weighted-average fair value of options granted in the three and six months ended July 3, 2004 and June 28, 2003 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Risk-free interest rate	3.71%	2.82%	3.17%	2.99%
Expected dividend yield	—	—	—	—
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	53%	57%	56%	57%
Weighted average fair market value of options granted	$6.82	$2.89	$9.00	$2.26

     If the Company had recognized compensation cost for these awards consistent with SFAS No. 123, the Company’s net loss and pro forma net loss per common share would have been increased to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net loss:
Net loss as reported	$(375,658)	$(1,795,197)	$(1,171,562)	$(4,318,873)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(2,038,329)	(1,880,390)	(3,912,643)	(3,706,971)

Pro forma net loss	$(2,413,987)	$(3,675,587)	$(5,084,205)	$(8,025,844)

Net loss per share:
Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.09)	$(0.06)	$(0.22)
Pro forma	$(0.12)	$(0.19)	$(0.26)	$(0.41)

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

Fair Value of Financial Instruments

     The estimated fair market values of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, investment in sales-type leases, accounts payable and long-term debt, approximate their carrying values.

(3) Comprehensive Income (Loss)

     The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(375,658)	$(1,795,197)	$(1,171,562)	$(4,318,873)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(31,851)	(9,827)	(32,337)	833

Comprehensive loss	$(407,509)	$(1,805,024)	$(1,203,899)	$(4,318,040)

(4) Investment in Sales-Type Leases

     The components of the Company’s net investment in sales-type leases are as follows:

	July 3,	December 31,
	2004	2003
	(Unaudited)

Total minimum lease payments receivable	$6,176,529	$6,492,607
Less:
Unearned interest income	889,380	984,751
Allowance for lease payments	1,066,724	1,097,738

Net investment in sales-type leases	4,220,425	4,410,118
Less — current portion	1,795,318	1,797,044

	$2,425,107	$2,613,074

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Inventory

     Inventory consists of the following:

	July 3,	December 31,
	2004	2003
	(Unaudited)
Raw materials	$1,034,676	$739,331
Work-in-progress	45,032	61,763
Finished goods	955,251	713,588

	$2,034,959	$1,514,682

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

     Revenue by geographic destination and as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Geographic Area by Destination
Domestic	$10,442,155	$8,678,204	$20,821,813	$16,618,538
International	2,983,789	2,030,640	5,401,408	4,217,596

	$13,425,944	$10,708,844	$26,223,221	$20,836,134

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Geographic Area by Destination
Domestic	78%	81%	79%	80%
International	22	19	21	20

	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and six months ended July 3, 2004 and June 28, 2003.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Related Party Transactions

     Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000, to certain officers, employees and a consultant of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by assets of the borrower, including shares of the Company’s common stock owned by the borrower. The long-term portion of the loans is included in long-term notes receivable from related parties, and the short-term portion of approximately $26,000 and $44,000 at July 3, 2004 and December 31, 2003, respectively, is included in other current assets in the accompanying consolidated balance sheets. The aggregate outstanding balance on these loans at July 3, 2004 and December 31, 2003 was approximately $283,000 and $781,000, respectively.

     In January 2002, the Company entered into a consulting agreement with one of its directors to provide consulting, advisory and neuroscience business planning services to the Company. Effective April 11, 2003, this director resigned from the Company’s Board of Directors. Through April 11, 2003, the Company had paid approximately $9,000 to this director under his consulting agreement. From April 11, 2003 through July 3, 2004, the Company paid approximately $12,000 to this individual under this consulting agreement.

(8) Loan Agreements

     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2005 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At July 3, 2004, the Company had outstanding standby letters of credit with the commercial bank of approximately $165,000.

     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. In connection with the extension of the revolving line of credit in May 2004, the Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. Prior to the extension in May 2004, the Company was required to maintain restricted cash in an amount equal to 102% of the $5,000,000 commitment, or $5,100,000. At July 3, 2004, the Company was in compliance with all covenants contained in the revolving line of credit agreement. At July 3, 2004, the interest rate on the revolving line of credit was 4.25%.

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

     Approximately $5,224,000 of the aggregate purchase price is recorded as deferred revenue in the accompanying consolidated balance sheet at July 3, 2004, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement, which represents the Company’s best estimate of

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2012. Approximately $154,000 was recognized as revenue for the three months ended July 3, 2004 and June 28, 2003 and approximately $307,000 was recognized as revenue in the six months ended July 3, 2004 and June 28, 2003.

     As part of the strategic alliance with BSC, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At July 3, 2004, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

     On April 7, 2004, the Company entered into an agreement with BSC to issue and sell 500,000 shares of the Company’s common stock to BSC pursuant to a stock purchase agreement. The Company completed the sale on June 8, 2004. The purchase price per share was $16.21 and the aggregate gross proceeds from the transaction were $8,105,000. In connection with this sale of common stock, the Company has granted BSC the right to require the Company to register these shares for resale under the Securities Act of 1933.

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

Overview

     We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room and intensive care settings and administer the precise amount of anesthesia needed by each patient. Our proprietary BIS system includes our BIS monitor, or our BIS Module Kit, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our single-use disposable BIS Sensors. We collectively refer to our various types of disposable sensors as BIS Sensors.

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

     We derive our revenue primarily from sales of BIS monitors, BIS Module Kits and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. For management purposes, we segregate our revenue by export sales by region and sales by products as shown in the following table:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
		(in thousands)
Domestic revenue	$10,442	$8,678	$20,822	$16,619
Percent of total revenue	78%	81%	79%	80%

International revenue	$2,984	$2,031	$5,401	$4,217
Percent of total revenue	22%	19%	21%	20%

BIS Sensor revenue	$9,640	$7,432	$18,846	$14,217
Percent of total revenue	72%	69%	72%	68%

Equipment revenue	$3,786	$3,277	$7,377	$6,619
Percent of total revenue	28%	31%	28%	32%

     At July 3, 2004, we had cash, cash equivalents, restricted cash and investments of approximately $38.2 million and working capital of approximately $36.2 million.

     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

     We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit have been the primary reasons for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our revenue, we need to continue to focus on both selling our Equipment and improving our per monitor and per module sensor utilization rate. To achieve this growth, we continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors should contribute an increasing percentage of total revenue. Additionally, we believe that over time, revenue from the sale of BIS Module Kits will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers. Placements by our original equipment manufacturers comprised approximately 52% of the growth in our installed base from the second quarter of 2003 to the second quarter of 2004.

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

     For those healthcare organizations desiring to purchase our BIS monitors, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 2% and 4% of total revenue in the three months ended July 3, 2004 and June 28, 2003, respectively, and approximately 2% and 3% of total revenue in the six months ended July 3, 2004 and June 28, 2003, respectively.

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

     In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Nihon Kohden received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and in May 2001, received approval for marketing in Japan our A-2000 BIS Monitor. Nihon Kohden has requested but has not yet received approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 26% and 20%, respectively, of international revenue for the three and six months ended July 3, 2004 and approximately 10% and 13% of international revenue in the three and six months ended June 28, 2003, respectively.

     Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2004 and the year ending December 31, 2004. These factors include a potentially adverse effect on Equipment revenue and gross profit margin on Equipment as we continue to shift the focus of our placements from BIS monitors to BIS modules. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers may continue to delay purchases of our products or may choose not to purchase our products pending this approval.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We do not believe there is a significant likelihood that materially different amounts would be reported under different conditions or using different assumptions. We believe that our critical accounting policies and estimates are as follows:

   Revenue Recognition

     We sell our BIS monitors primarily through a combination of a direct sales force and distributors. Our BIS Module Kits are sold to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue from product sales when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.

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

Results of Operations

     The following tables present, for the three and six month periods ended July 3, 2004 and June 28, 2003, information expressed as a percentage of revenue and a summary of our total revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Revenue	100%	100%	100%	100%
Costs of revenue	24	25	23	25

Gross profit margin	76	75	77	75

Operating expenses:
Research and development	13	18	14	18
Sales and marketing	50	55	51	59
General and administrative	17	20	18	21

Total operating expenses	80	93	83	98

Loss from operations	(4)	(18)	(6)	(23)
Interest income, net	1	1	1	2

Net loss	(3)%	(17)%	(5)%	(21)%

Three and Six Months Ended July 3, 2004 Compared to Three and Six Months Ended June 28, 2003

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	July 3,	June 28,	Increase	July 3,	June 28,	Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(in thousands, except unit amounts)			(in thousands, except unit amounts)
Revenue — Worldwide
BIS Sensor	$9,640	$7,432	30%	$18,846	$14,217	33%

BIS monitor	2,185	1,685	30%	4,378	3,273	34%
BIS Module Kit	804	600	34%	1,346	1,535	(12)%
Other equipment and accessories	797	992	(20)%	1,653	1,811	(9)%

Total Equipment	3,786	3,277	15%	7,377	6,619	11%

Total revenue	$13,426	$10,709	25%	$26,223	$20,836	26%

Unit Analysis — Worldwide
BIS Sensors	695,000	563,000	23%	1,346,000	1,066,000	26%
BIS monitors	460	280	64%	876	651	35%
Original equipment manufacturer
BIS modules	517	466	11%	894	1,018	(12)%
Installed base	21,411	17,831	20%	21,411	17,831	20%

     Revenue. The 30% increase in revenue from the sale of BIS Sensors in the three months ended July 3, 2004 compared with the three months ended June 28, 2003 was primarily attributable to an increase of approximately 23% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and BIS modules, plus an increase in the average selling price of BIS Sensors of approximately 5%.

     For the six months ended July 3, 2004 compared with the six months ended June 28, 2003, revenue from the sale of BIS Sensors increased approximately 33% primarily related to an increase of approximately 26% in the number of BIS Sensors sold and an increase in the average selling price of BIS Sensors of approximately 5%. Our installed base of BIS monitors and BIS modules increased approximately 20% to 21,411 units at July 3, 2004 compared with 17,831 units at June 28, 2003.

     The increase in revenue from the sale of Equipment in the three months ended July 3, 2004 compared with the three months ended June 28, 2003 was the result of two factors. First, there was an increase of approximately 34% in BIS Module Kit revenue. This was a result of an increase in the number of BIS Module Kits shipped to our original equipment manufacturers, from 466 BIS Module Kits in the second quarter of 2003 to 517 BIS Module Kits in the second quarter of 2004. Second, BIS monitor revenue increased by approximately 30%. The increase in BIS monitor revenue resulted from an increase in unit volume of approximately 64% as we shipped 460 BIS monitors in the second quarter of 2004 compared with 280 BIS monitors in the second quarter of 2003.

     For the six months ended July 3, 2004 compared with the six months ended June 28, 2003, revenue from the sale of Equipment increased approximately 11% which was primarily attributable to an increase in BIS monitor revenue of approximately 34%. This was a result of an increase of approximately 35% in unit volume, as we shipped 876 BIS monitors in the six months ended July 3, 2004 compared with 651 BIS monitors shipped in the six months ended June 28, 2003. The increase in BIS monitor revenue was offset by a decrease in BIS Module Kit revenue of approximately 12%. The decrease in BIS Module Kit revenue was a result of a decrease in the number of BIS Module Kits shipped to our original equipment manufacturers. In the six months ended June 28, 2003, we shipped 1,018 BIS Module Kits to our original equipment manufacturers compared with 894 BIS Module Kits shipped in the six months ended July 3, 2004. The decrease in the number of BIS Module Kits shipped was related to high levels of shipments to Japan and South America in the first quarter of 2003.

     Our gross profit margin was approximately 76% and 77% of revenue in the three and six months ended July 3, 2004 compared with a gross profit margin of approximately 75% in both the three and six months ended June 28, 2003. The increase in the gross profit margin in the three and six months ended July 3, 2004 compared with the three and six months ended June 28, 2003 was primarily attributable to increased sales of our BIS Sensors as a percentage of total revenue. BIS Sensors have a higher gross profit margin than Equipment. BIS Sensors accounted for approximately 72% of our total revenue in both the three and six months ended July 3, 2004 compared with approximately 69% and 68%, respectively, of revenue in the three and six months ended June 28, 2003. The increased unit volume of BIS Sensors, combined with an increase in the BIS Sensor average unit selling price contributed to the increase in our gross profit margin for the three and six months ended July 3, 2004.

Expense Overview

	Three Months Ended		Percentage	Six Months Ended		Percentage
	July 3,	June 28,	Increase	July 3,	June 28,	Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(in thousands)			(in thousands)

Expenses
Research and development	$1,802	$1,864	(3)%	$3,747	$3,745	0%
Sales and marketing	$6,748	$5,925	14%	$13,313	$12,242	9%
General and administrative	$2,268	$2,183	4%	$4,665	$4,281	9%

     Research and Development. The decrease in research and development expenses in the three months ended July 3, 2004 compared with the three months ended June 28, 2003 was primarily attributable to a decrease in consulting expenses of approximately $94,000, offset by an increase in clinical study expenses of approximately $63,000. Research and development expenses remained relatively consistent between the six months ended July 3, 2004 and the six months ended June 28, 2003. In the first six months of 2004 compared with the first six months of 2003, there was a decrease in consulting expenses of approximately $129,000 offset by an increase in payroll related expenses of approximately $124,000. We expect research and development expenses to increase in the third quarter of 2004 compared with the second quarter of 2004 as we continue to invest in product development, clinical studies and expand applications for our technology, including our initiatives into neuroscience.

     Sales and Marketing. The increase in sales and marketing expenses in the three months ended July 3, 2004 compared with the three months ended June 28, 2003 was attributable to an increase of approximately $601,000 in commissions expense and an increase in the operating expenses associated with our international subsidiaries of approximately $524,000, offset by a decrease of approximately $149,000 in expenses related to advertising, public relations and tradeshows. The $524,000 increase in our international operating expenses was the result of an increase of approximately $299,000 in payroll related expenses, an increase of approximately $59,000 in travel and entertainment related expenses and an increase of approximately $43,000 in consulting expenses.

     For the six months ended July 3, 2004 compared with the six months ended June 28, 2003, the increase in sales and marketing expenses was attributable to an increase in our operating expenses associated with our international subsidiaries of approximately $978,000 and approximately $457,000 in commissions expense. The increase in the operating expenses of our international subsidiaries was driven by an increase in payroll related expenses of approximately $518,000 and an increase in consulting expenses of approximately $99,000. These increases were offset by a decrease of approximately $120,000 in expenses related to advertising, public relations and tradeshows. We expect sales and marketing expenses to decrease in the third quarter of 2004 compared with the second quarter of 2004 as a result of cost reductions in various programs and other discretionary spending.

     General and Administrative. The increase in general and administrative expenses in the three months ended July 3, 2004 compared with the three months ended June 28, 2003 was primarily attributable to an increase in professional and consulting services of approximately $76,000.

     The increase in general and administrative expenses in the six months ended July 3, 2004 compared with the six months ended June 28, 2003 was attributable to an increase in professional and consulting services of approximately $270,000, offset by a decrease of approximately $41,000 in travel and entertainment related expenses. We expect general and administrative expenses in the third quarter of 2004 to remain relatively consistent with the second quarter of 2004.

     Interest Income. Interest income decreased to approximately $221,000 in the three months ended July 3, 2004 from approximately $236,000 in the three months ended June 28, 2003, a decrease of approximately 7%. Interest income decreased to approximately $430,000 in the six months ended July 3, 2004 from approximately $486,000 in the six months ended June 28, 2003, a decrease of approximately 12%. The decrease in interest income in the three and six months ended July 3, 2004 was primarily attributable to lower cash and investment balances for the majority of this period resulting from continued operating losses and other uses of cash. We expect interest income to increase in the third quarter of 2004 compared with the second quarter of 2004 due to the increase in our cash and investment balances resulting from the sale of our common stock to Boston Scientific Corporation in June which provided us gross cash proceeds of approximately $8.1 million

     Interest expense. Interest expense decreased to approximately $28,000 in the three months ended July 3, 2004 from approximately $52,000 in the three months ended June 28, 2003, a decrease of approximately 46%. Interest expense decreased to approximately $58,000 in the six months ended July 3, 2004 from approximately $108,000 in the six months ended June 28, 2003, a decrease of approximately 47%. The decrease in interest expense in the three and six months ended July 3, 2004 was a result of lower average outstanding debt obligations. We expect interest expense to decrease slightly in the third quarter of 2004 compared with the second quarter of 2004 as a result of continuing lower average outstanding debt obligations.

     Net Loss. As a result of the factors discussed above, for the three and six months ended July 3, 2004, we had a net loss of approximately $376,000 and $1.2 million, respectively, compared with a net loss of approximately $1.8 million and $4.3 million for the three and six months ended June 28, 2003.

Liquidity and Capital Resources

     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. Through July 3, 2004, we raised approximately $85.7 million from private equity financings, have received approximately $3.4 million in equipment financing and have received approximately $5.1 million of financing related to our investment in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we closed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million.

     In May 2001, we entered into an agreement with Fleet National Bank, or Fleet, for a $5.0 million revolving line of credit, which expires in May 2005. The revolving line of credit with Fleet contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with the extension of our revolving line of credit agreement in May 2004, we are now required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. Prior to the extension in May 2004, we were required to maintain restricted cash in an amount equal to 102% of the $5.0 million commitment. Interest on any borrowings under the revolving line of credit with Fleet is, at our election, either the prime rate or at LIBOR plus 2.25%. At July 3, 2004, the interest rate on the line of credit with Fleet was 4.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At July 3, 2004, we had standby letters of credit outstanding with Fleet in the amount of approximately $165,000.

     In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $10.0 million. Note 9 of our Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes additional information relating to the strategic alliance with Boston Scientific Corporation.

     In connection with our strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At July 3, 2004, there was no outstanding balance under this revolving line of credit.

     On April 7, 2004, in order to raise cash for working capital and other general corporate purposes, we entered into a stock purchase agreement with Boston Scientific Corporation to issue and sell to Boston Scientific Corporation an aggregate of 500,000 shares of our common stock. We completed the sale on June 8, 2004. Gross cash proceeds from this sale of common stock were approximately $8.1 million.

     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at July 3, 2004. We believe that the financial resources available to us, including our current working capital and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the end of 2005. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.

     Working capital at July 3, 2004 was approximately $36.2 million compared with approximately $30.7 million at December 31, 2003. The increase in working capital from December 31, 2003 to July 3, 2004 was primarily attributable to our sale of common stock to Boston Scientific Corporation.

     Cash Used for Operations. We used approximately $3.6 million of cash for operations in the six months ended July 3, 2004 compared with approximately $4.7 million in the six months ended June 28, 2003. Cash used for operations in the six months ended July 3, 2004 was primarily driven by operating losses, a decrease in accrued liabilities of approximately $1.9 million and an increase in accounts receivable of approximately $1.2 million. These were offset by an increase in accounts payable of approximately $303,000 and a decrease in our investment in sales-type leases of approximately $190,000. The decrease in accrued liabilities of approximately $1.9 million was primarily driven by a decrease in accrued bonus of approximately $1.1 million as annual bonuses were paid in the first quarter of 2004. The increase in accounts receivable relates to increased sales during the second quarter and a slight increase in our days sales outstanding.

     Cash from Investing Activities. We received approximately $2.0 million of cash from investing activities in the six months ended July 3, 2004 compared with approximately $6.2 million in the six months ended June 28, 2003. The cash received from investing activities in the six months ended July 3, 2004 was primarily attributable to a reduction in our restricted cash of $4.9 million resulting from the amendment to our revolving line of credit with Fleet offset by net purchases of investments of approximately $2.8 million. In the six months ended June 28, 2003, we received approximately $6.3 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $260,000 primarily for the purchase of manufacturing equipment, computer hardware and third-party software.

     Cash from Financing Activities. We received approximately $10.8 million of cash from financing activities in the six months ended July 3, 2004 primarily as a result of proceeds from the issuance of our common stock to Boston Scientific Corporation of approximately $8.1 million and proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans, offset by payments of principal on debt related to our investment in sales-type leases of approximately $387,000. In the six months ended June 28, 2003, we received approximately $48,000 of cash from financing activities primarily as a result of proceeds from the sale of our investment in sales-type leases of approximately $266,000, proceeds from payments on notes receivable from employees and directors of approximately $144,000 and proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans of approximately $143,000. These were offset by payments of principal on debt related to our investment in sales-type leases of approximately $504,000.

     We guarantee certain operating lease obligations of our subsidiaries of approximately $337,000 for the lease of automobiles.

     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investment in sales-type leases to Americorp Financial, Inc. Through July 3, 2004, we sold approximately $5.1 million of our investment in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investment in sales-type leases. At July 3, 2004, approximately $817,000 is recorded as debt on our consolidated balance sheet.

     We had capital expenditures of approximately $380,000 and approximately $539,000 for the three and six months ended July 3, 2004, respectively, which related primarily to the purchase of manufacturing equipment for use in the production of our BIS Sensors of approximately $152,000 and the purchase of computer hardware and third-party software. At July 3, 2004, the balance of our commitment to purchase additional manufacturing equipment for use in the production of our BIS Sensors remains outstanding. We anticipate that the level of capital expenditures in the third quarter of 2004 will increase from the level of capital expenditures during the second quarter of 2004 mostly as a result of the expected purchase of this additional manufacturing equipment.

     We have summarized below our contractual cash obligations as of July 3, 2004:

	Payments Due By Period
		Less Than	One to Three	Three to Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years
Operating leases	$3,248,814	$1,275,809	$1,817,056	$155,949	$—

Debt related to the sale of investment in sales type leases	816,848	520,772	275,971	20,105	—

Total contractual cash obligations	$4,065,662	$1,796,581	$2,093,027	$176,054	$—

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our ability to achieve profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, BIS Module Kits and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending October 2, 2004 and for the year ending December 31, 2004. The following important factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

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

     The success of our business also depends in a large part on continued use of the BIS system by our customers and, accordingly, sales by us of BIS Sensors. We expect that over time sales of BIS Sensors will increase as a percentage of our revenue as compared to sales of Equipment as we build our installed base of monitors and modules. If use of our BIS system, and accordingly, sales of our BIS Sensors, do not increase, it could adversely affect our ability to grow our revenue.

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

Various market factors may adversely affect our quarterly operating results through the third fiscal quarter of 2004 and for the year ending December 31, 2004.

     In addition to the other factors identified in this Form 10-Q, various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2004 and the year ending December 31, 2004. First, we continue to shift the focus of our placements from BIS monitors to BIS modules which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. Additionally, the continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs and the cost of transitioning our installed base to the BIS XP system may also adversely impact our revenue and operating results through the third fiscal quarter of 2004 and for the year ending December 31, 2004.

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

     Clinicians have reported to us cases of possible awareness with recall during surgical procedures monitored with the BIS system. In most of the cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness with recall in these patients. However, in a small number of these reported cases, awareness with recall may not have been detected by monitoring with the BIS system. We have not systematically solicited reports of awareness with recall. It is possible that additional cases of awareness with recall during surgical procedures monitored with the BIS system have not been reported to us. Anesthesia providers and hospitals may elect not to purchase and use BIS systems if there is adverse publicity resulting from the report of cases of awareness with recall that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although our multi-center, multinational clinical studies have demonstrated that the use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults using general anesthesia and sedation, we may be subject to product liability claims for cases of awareness with recall during surgical procedures monitored with the BIS system. These claims could require us to spend significant time and money in litigation or to pay significant damages. Moreover, if the patient safety benefits of BIS monitoring are not persuasive enough to lead to wider adoption of our BIS technology, our business could be adversely affected.

We may not be able to compete with new products or alternative techniques developed by others, which could impair our ability to remain competitive and achieve future growth.

     The medical industry in which we market our products is characterized by rapid product development and technological advances. Our competitors have introduced commercially anesthesia monitoring products which have been cleared by the United States Food and Drug Administration, or FDA. If we do not compete effectively with these monitoring products, our revenue will be adversely affected. Our current or planned products are at risk of obsolescence from:

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

     In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. We need to also continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. If we do not implement these new sales and marketing programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. We need to:

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

     We believe that the success of our business depends, in part, on obtaining patent protection for our products, defending our patents once obtained and preserving our trade secrets. We rely on a combination of contractual provisions, confidentiality procedures and patent, trademark and trade secret laws to protect the proprietary aspects of our technology. These legal measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from the growth of the business and may not be adequate to protect our intellectual property rights.

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

     As of August 3, 2004, Boston Scientific Corporation owned approximately 22% of our outstanding common stock, which includes 500,000 shares of our common stock that we sold to Boston Scientific Corporation on June 8, 2004. We also have an agreement with Boston Scientific Corporation, pursuant to which Boston Scientific Corporation has agreed not to acquire any shares of our common stock in excess of 25% of the outstanding shares of our common stock prior to December 31, 2004 without our prior approval. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to impact corporate actions requiring stockholder approval. In addition, on August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. If such products are not successfully developed, marketed and sold under the agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Even if we successfully develop new sedation management technology for less-invasive medical procedures, Aspect and Boston Scientific Corporation may not successfully market and sell this new technology.

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

     We are facing increased competition in the domestic level of consciousness monitoring market as a result of a number of competitors’ monitoring systems which have been cleared by the FDA. These products are marketed by well-established medical products companies with significant resources. We may not be able to compete effectively with these and other potential competitors. We may also face substantial competition from companies which may develop sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-cleared products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share.

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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 3, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of July 3, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material threatened or pending legal proceedings.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities
On June 8, 2004, we issued and sold 500,000 shares of our common stock to Boston Scientific Corporation at a purchase price of $16.21 per share, for aggregate gross proceeds of $8,105,000. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering.

Initial Public Offering and Use of Proceeds from Sales of Registered Securities
On February 2, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $15.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-86295), which was declared effective by the Securities and Exchange Commission on January 27, 2000. On February 4, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of our common stock at $15.00 per share. The managing underwriters of our initial public offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc.

The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through July 3, 2004, we used approximately $10.1 million of the net proceeds for the acquisition of machinery and equipment, leasehold improvements, furniture and fixtures, demonstration and evaluation equipment and new information systems. In addition, from January 27, 2000 through July 3, 2004, we used approximately $42.8 million of the net proceeds for general corporate purposes, including the funding of operating losses, working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of July 3, 2004, we had approximately $1.7 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in both short-term and long-term, interest-bearing, investment-grade securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 25, 2004, we held our 2004 annual meeting of stockholders. At the meeting, Richard J. Meelia and Donald R. Stanski, M.D. were elected as Class I Directors of Aspect, to serve until our 2007 annual meeting of stockholders and until their successors are duly elected and qualified. The results of the voting were as follows: 18,159,684 shares of common stock were voted in favor of the election of Mr. Meelia, and 588,791 shares of common stock were withheld. 18,159,934 shares of common stock were voted in favor of the election of Dr. Stanski, and 588,541 shares of common stock were withheld.

The terms of office of the following directors, who were not up for re-election at our 2004 annual meeting of stockholders, continued after our 2004 annual meeting of stockholders: Boudewijn L.P.M. Bollen, J. Breckenridge Eagle, Edwin M. Kania, Nassib G. Chamoun and James J. Mahoney.

Stockholders approved an amendment to increase the number of shares of our common stock authorized for issuance under our 2001 Stock Incentive Plan from 2,000,000 shares to 4,000,000 shares by a vote of 10,476,218 in favor, 4,764,114 against, 13,515 abstaining and 3,494,628 broker non-votes.

Stockholders approved the issuance and sale of shares of our common stock to Boston Scientific Corporation pursuant to the Marketplace Rules of the Nasdaq Stock Market by a vote of 15,234,210 in favor, 10,362 against, 9,275 abstaining and 3,494,628 broker non-votes.

Stockholders also ratified the selection of Ernst & Young LLP by our board of directors as our independent auditors for the fiscal year ending December 31, 2004 by a vote of 12,881,459 in favor, 5,761,106 against and 105,910 abstaining.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

None.

(a)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On April 8, 2004, we filed a Current Report on Form 8-K (Item 5 – Other Events) with the Securities and Exchange Commission reporting that on April 7, 2004 we had entered into an agreement with Boston Scientific Corporation for the sale of 500,000 shares of our common stock to Boston Scientific Corporation subject to a number of closing conditions.

On April 21, 2004, we furnished a Current Report on Form 8-K (Item 12 – Results of Operations and Financial Condition) to the Securities and Exchange Commission announcing our financial results for the fiscal quarter ended April 3, 2004.

On July 21, 200 we furnished a Current Report on Form 8-K (Item 12 – Results of Operations and Financial Condition) to the Securities and Exchange Commission announcing our financial results for the fiscal quarter ended July 3, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.

Date: August 11, 2004	By:	/s/ J. Neal Armstrong J. Neal Armstrong Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1	Fifth Amendment, dated May 14, 2004, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Deposit Pledge Agreement, dated May 14, 2004, by and between the Registrant and Fleet National Bank.

10.2†	Exclusive License Agreement, dated July 1, 2004, by and between the Registrant and The Regents of the University of California.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.