Form 10-Q
period 2004-10-02
ASPECT MEDICAL SYSTEMS INC
filed 2004-11-10
CIK 886235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

YES ☒ NO ☐

The Registrant had 20,502,583 shares of Common Stock, $0.01 par value per share, outstanding as of November 1, 2004.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 2,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,205	$12,344
Restricted cash	100	5,100
Short-term investments	19,991	13,719
Accounts receivable, net of allowance of $41 at October 2, 2004 and $150 at December 31, 2003	6,535	5,773
Current portion of investment in sales-type leases	1,736	1,797
Inventory, net	1,997	1,515
Other current assets	1,291	1,146

Total current assets	43,855	41,394
Property and equipment, net	2,637	2,996
Long-term investments	8,214	—
Long-term investment in sales-type leases	2,360	2,613
Long-term portion of notes receivable from related parties	256	737

Total assets	$57,322	$47,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$404	$679
Accounts payable	1,215	1,189
Accrued liabilities	7,460	7,871
Deferred revenue	1,059	975

Total current liabilities	10,138	10,714
Long-term portion of deferred revenue	4,921	5,533
Long-term debt	225	525
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 20,498,084 and 19,502,079 shares issued and outstanding at October 2, 2004 and December 31, 2003, respectively	205	195
Additional paid-in capital	142,830	131,131
Notes receivable from employees and directors	(34)	(78)
Accumulated other comprehensive loss	(35)	(4)
Accumulated deficit	(100,928)	(100,276)

Total stockholders’ equity	42,038	30,968

Total liabilities and stockholders’ equity	$57,322	$47,740

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$13,625	$11,189	$39,848	$32,025
Costs of revenue	3,245	2,761	9,287	8,027

Gross profit margin	10,380	8,428	30,561	23,998

Operating expenses:
Research and development	1,748	1,626	5,495	5,370
Sales and marketing	6,129	6,286	19,443	18,528
General and administrative	2,241	2,070	6,905	6,352

Total operating expenses	10,118	9,982	31,843	30,250

Income (loss) from operations	262	(1,554)	(1,282)	(6,252)
Interest income	285	215	715	702
Interest expense	(27)	(48)	(85)	(156)

Net income (loss)	$520	$(1,387)	$(652)	$(5,706)

Net income (loss) per share:
Basic	$0.03	$(0.07)	$(0.03)	$(0.29)
Diluted	$0.02	$(0.07)	$(0.03)	$(0.29)
Weighted average shares used in computing net income (loss) per share:
Basic	20,461	19,421	19,986	19,399
Diluted	22,433	19,421	19,986	19,399

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	October 2,	September 27,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(652)	$(5,706)
Adjustments to reconcile net loss to net cash used for operating activities –
Depreciation and amortization	1,156	1,556
Provision for doubtful accounts	(39)	(150)
Compensation expense related to stock options	61	27
Changes in assets and liabilities –
Increase in accounts receivable	(723)	(505)
(Increase) decrease in inventory	(482)	699
Increase in other assets	(165)	(226)
Decrease (increase) in investment in sales-type leases	314	(127)
Increase (decrease) in accounts payable	26	(149)
(Decrease) increase in accrued liabilities	(411)	390
Decrease in deferred revenue	(528)	(698)

Net cash used for operating activities	(1,443)	(4,889)

Cash flows from investing activities:
Payments on loans to related parties	501	122
Acquisition of property and equipment	(797)	(492)
Decrease in restricted cash	5,000	—
Purchases of marketable securities	(29,577)	(12,035)
Proceeds from sales and maturities of marketable securities	15,060	15,987

Net cash (used for) provided by investing activities	(9,813)	3,582

Cash flows from financing activities:
Proceeds from sale of investment in sales-type leases	—	266
Principal payments on debt related to investment in sales-type leases	(575)	(738)
Proceeds from issuance of common stock	11,648	155
Payments received on notes receivable from employees and directors	44	154

Net cash provided by (used for) financing activities	11,117	(163)

Net decrease in cash and cash equivalents	(139)	(1,470)
Cash and cash equivalents, beginning of period	12,344	11,543

Cash and cash equivalents, end of period	$12,205	$10,073

Supplemental disclosure of cash flow information:
Interest paid	$85	$156

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.

(2) Summary of Significant Accounting Policies

     A summary of the significant accounting policies used by the Company in the preparation of its financial statements follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments as available-for-sale at October 2, 2004 and December 31, 2003. The investments are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

     The Company recognizes revenue from product sales when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.

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

     As of October 2, 2004, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.

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

     In connection with the Stock Purchase Agreement and OEM Product Development Agreement with Boston Scientific Corporation (“BSC”) discussed in Note 9, the Company recorded approximately $6,300,000 of deferred revenue in August 2002. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement with BSC, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the OEM product development and distribution agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2012.

Research and Development Costs

     The Company charges research and development costs to operations as incurred. Research and development costs include costs associated with new product development, product improvements and extensions, clinical studies and project consulting expenses.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

Accounts Receivable

     Estimates are used in determining the Company’s allowance for doubtful accounts based on the Company’s historical collections experience, historical write-offs of its receivables, current trends, credit policy and a percentage of the Company’s accounts receivable by aging category. The Company also reviews the credit quality of its customer base as well as changes in its credit policies. The Company continually monitors collections and payments from its customers.

Inventory

     The Company values inventory at the lower of cost or estimated market, and determines cost on a first-in, first-out basis. The Company regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on production history and on its estimated forecast of product demand. The medical device industry in which the Company markets its products is characterized by rapid product development and technological advances that could result in obsolescence of inventory. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case it would need to change its estimate of the provision required for excess and obsolete inventory. If revisions are deemed necessary, the Company would recognize the adjustments in the form of a charge to its costs of revenue at the time of the determination.

Warranty

     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide such warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three and nine months ended October 2, 2004 and September 27, 2003 and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at October 2, 2004 was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Beginning balance	$156	$163	$147	$368
Warranty expense	14	6	64	(169)
Deductions and other	(31)	(24)	(72)	(54)

Ending balance	$139	$145	$139	$145

Guarantees

     The Company guarantees operating lease obligations of its subsidiaries for the lease of automobiles. The maximum potential future payment under these financial guarantees was approximately $287,000 at October 2, 2004.

Shipping and Handling Costs

     Shipping and handling costs are included in costs of revenue.

Advertising Costs

     Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of operations.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

Property and Equipment

     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related equipment. Equipment held under capital leases is stated at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the lease, and is amortized using the straight-line method over the shorter of the lives of the related assets or the term of the leases. Repair and maintenance expenditures are charged to expense as incurred. The Company does not develop software for internal use and the costs of software acquired for internal use are accounted for in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

Net Income (Loss) Per Share

     In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net income (loss) per share amounts for the three and nine months ended October 2, 2004 and September 27, 2003, were computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during those periods.

     For the nine months ended October 2, 2004, the Company has excluded from the calculation of the Company’s diluted net loss per share approximately 2,049,000 shares of common stock issuable pursuant to the exercise of stock options because the inclusion of these shares would have been antidilutive as a result of the Company’s net loss position. For the three and nine months ended September 27, 2003, the Company has excluded from the calculation of the Company’s diluted net loss per share approximately 1,226,000 and 839,000 shares of common stock issuable pursuant to the exercise of stock options and warrants because the inclusion of these shares would have been antidilutive.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

     Basic and diluted net income (loss) per share for the three and nine months ended October 2, 2004 and September 27, 2003 were determined as follows:

	Three Months Ended October 2, 2004			Three Months Ended September 27, 2003
			Per Share			Per Share
	Net Income	Shares	Amount	Net Loss	Shares	Amount
Basic net income (loss) per share	$520	20,461	$0.03	$(1,387)	19,421	$(0.07)
Effect of dilutive options	—	1,972	(0.01)	—	—	—

Diluted net income (loss) per share	$520	22,433	$0.02	$(1,387)	19,421	$(0.07)

	Nine Months Ended October 2, 2004			Nine Months Ended September 27, 2003
			Per Share			Per Share
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
Basic net loss per share	$(652)	19,986	$(0.03)	$(5,706)	19,399	$(0.29)
Effect of dilutive options	—	—	—	—	—	—

Diluted net loss per share	$(652)	19,986	$(0.03)	$(5,706)	19,399	$(0.29)

Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income (loss), the only other element of comprehensive income (loss) impacting the Company is the unrealized gains (losses) on its investments for all periods presented.

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees using the intrinsic value method under APB Opinion No. 25 and has adopted the fair value disclosure-only alternative under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company has computed the weighted-average fair value of options granted in the three and nine months ended October 2, 2004 and September 27, 2003 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Risk-free interest rate	3.63%	2.63%	3.21%	2.96%
Expected dividend yield	—	—	—	—
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	55%	57%	55%	57%
Weighted average fair market value of options granted	$8.21	$4.26	$8.92	$2.40

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

     If the Company had recognized compensation cost for these awards consistent with SFAS No. 123, the Company’s net income (loss) and pro forma net loss per common share would have been changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income (loss):
Net income (loss) as reported	$520	$(1,387)	$(652)	$(5,706)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,478)	(1,767)	(5,402)	(5,474)

Pro forma net loss	$(958)	$(3,154)	$(6,054)	$(11,180)

Net income (loss) per share:
Basic — as reported	$0.03	$(0.07)	$(0.03)	$(0.29)
Basic — pro forma	$(0.05)	$(0.16)	$(0.30)	$(0.58)
Diluted — as reported	$0.02	$(0.07)	$(0.03)	$(0.29)
Diluted — pro forma	$(0.05)	$(0.16)	$(0.30)	$(0.58)

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

(3) Comprehensive Income (Loss)

     The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income (loss)	$520	$(1,387)	$(652)	$(5,706)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	1	(19)	(31)	(18)

Comprehensive income (loss)	$521	$(1,406)	$(683)	$(5,724)

(4) Investment in Sales-Type Leases

     The components of the Company’s net investment in sales-type leases are as follows:

	October 2,	December 31,
	2004	2003
	(Unaudited)
Total minimum lease payments receivable	$5,958	$6,493
Less:
Unearned interest income	856	985
Allowance for lease payments	1,006	1,098

Net investment in sales-type leases	4,096	4,410
Less — current portion	1,736	1,797

Long-term investment in sales-type leases	$2,360	$2,613

(5) Inventory

     Inventory consists of the following:

	October 2,	December 31,
	2004	2003
	(Unaudited)
Raw materials	$1,061	$739
Work-in-progress	36	62
Finished goods	900	714

Inventory, net	$1,997	$1,515

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

(6) Segment Information and Enterprise Reporting

     The Company operates in one reportable segment as it markets and sells one product line of anesthesia monitoring systems. The Company does not disaggregate financial information by product or geographically, other than export sales by region and sales by product, for management purposes. Substantially all of the Company’s assets are located within the United States. All of the Company’s products are manufactured in the United States.

     Revenue by geographic destination and as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Geographic Area by Destination
Domestic	$10,477	$9,220	$31,299	$25,838
International	3,148	1,969	8,549	6,187

Total	$13,625	$11,189	$39,848	$32,025

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Geographic Area by Destination
Domestic	77%	82%	79%	81%
International	23	18	21	19

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and nine months ended October 2, 2004 and September 27, 2003, respectively.

(7) Related Party Transactions

     Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000, to certain officers, employees and a consultant of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At October 2, 2004 and December 31, 2003, the aggregate outstanding balance on these loans was approximately $280,000 and $781,000, respectively. The long-term portion of the loans is included in long-term notes receivable from related parties, and the short-term portion of approximately $24,000 and $44,000 at October 2, 2004 and December 31, 2003, respectively, is included in other current assets in the accompanying consolidated balance sheets.

     In January 2002, the Company entered into a consulting agreement with one of its directors to provide consulting, advisory and neuroscience business planning services to the Company. Effective April 11, 2003, this director resigned from the Company’s Board of Directors. Through April 11, 2003, the Company had paid approximately $9,000 to this director under his consulting agreement. From April 11, 2003 through October 2, 2004, the Company paid approximately $12,000 to this individual under this consulting agreement.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

(8) Loan Agreements

     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2005 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At October 2, 2004, the Company had outstanding standby letters of credit with the commercial bank of approximately $80,000. At October 2, 2004, there was no outstanding balance under this revolving line of credit.

     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. In connection with the extension of the revolving line of credit in May 2004, the Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. Prior to the amendment in May 2004, the Company was required to maintain restricted cash in an amount equal to 102% of the $5,000,000 commitment, or $5,100,000. At October 2, 2004, the Company was in compliance with all covenants contained in the revolving line of credit agreement. At October 2, 2004, the interest rate on the revolving line of credit was 4.75%.

     In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with BSC in connection with a strategic alliance (see Note 9).

(9) Strategic Alliance with Boston Scientific Corporation

     On August 7, 2002, the Company formed a strategic alliance with BSC. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to BSC pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004. In addition, the Company granted BSC an option under an OEM product development and distribution agreement to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. The Company allocated the fair market value between the common stock and the option to be the exclusive distributor. The excess of $4.41 per share paid by BSC over the closing price of the Company’s common stock on August 7, 2002, or approximately $6,300,000 in total, was attributed to the value of the rights provided to BSC under the OEM product development and distribution agreement.

     Approximately $5,071,000 of the aggregate purchase price is recorded as deferred revenue in the accompanying consolidated balance sheet at October 2, 2004, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2012. Approximately $154,000 was recognized as revenue for the three months ended October 2, 2004 and September 27, 2003 and approximately $461,000 was recognized as revenue in the nine months ended October 2, 2004 and September 27, 2003.

     As part of the strategic alliance with BSC, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At October 2, 2004, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)
(Unaudited)

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

     Our latest generation monitor, the A-2000® BIS Monitor, was cleared for marketing by the United States Food and Drug Administration, or the FDA, in February 1998. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. In addition to our A-2000 BIS Monitor, we offer original equipment manufacturers our BIS Module Kit for integration into equipment sold by the original equipment manufacturers. In February 2004, our BISx system was cleared for marketing by the FDA. The BISx system is our latest BIS monitoring system for integration into the equipment sold by original equipment manufacturers. The BISx system provides the BIS XP functionality in a single device the size of a hockey puck, simplifying the incorporation of BIS XP into third-party patient monitoring systems.

     We derive our revenue primarily from sales of BIS monitors, BIS Module Kits and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. For management purposes, we segregate our revenue by sales by region and sales by product group as shown in the following table:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
	(in thousands)
Domestic revenue	$10,477	$9,220	$31,299	$25,838
Percent of total revenue	77%	82%	79%	81%

International revenue	$3,148	$1,969	$8,549	$6,187
Percent of total revenue	23%	18%	21%	19%

Total revenue	$13,625	$11,189	$39,848	$32,025

BIS Sensor revenue	$9,835	$7,520	$28,681	$21,736
Percent of total revenue	72%	67%	72%	68%

Equipment revenue	$3,790	$3,669	$11,167	$10,289
Percent of total revenue	28%	33%	28%	32%

Total revenue	$13,625	$11,189	$39,848	$32,025

     At October 2, 2004, we had cash, cash equivalents, restricted cash and investments of approximately $40.5 million and working capital of approximately $33.7 million.

     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

     We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit have been the primary reasons for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our revenue, we need to continue to focus on both selling our Equipment and improving our per monitor and per module sensor utilization rate. To achieve this growth, we continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors should contribute an increasing percentage of total revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.

     We believe that maintaining our gross profit margin and controlling the growth of our operating expenses are important factors in sustaining profitability. To maintain our gross profit margin we believe we must continue to focus on maintaining our average unit sales prices for both BIS monitors and BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross profit margin than Equipment, and continuing to reduce the costs of manufacturing our products.

     For those healthcare organizations desiring to purchase our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 2% of total revenue in both the three and nine months ended October 2, 2004, and approximately 3% of total revenue in both the three and nine months ended September 27, 2003.

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

     In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Nihon Kohden received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and in May 2001, received approval for marketing in Japan our A-2000 BIS Monitor. Nihon Kohden has requested, but has not yet received, approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 21% of international revenue for both the three and nine months ended October 2, 2004 and approximately 12% and 13% of international revenue in the three and nine months ended September 27, 2003, respectively.

     Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2004 and beyond. These factors may have a potentially adverse effect on Equipment revenue and gross profit margin on Equipment as we continue to shift the focus of our placements from BIS monitors to BIS modules and BISx systems. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers may continue to delay purchases of our products or may choose not to purchase our products pending this approval.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We do not believe there is a significant likelihood that materially different amounts would be reported under different conditions or using different assumptions. We believe that our critical accounting policies and estimates are as follows:

  Revenue Recognition

     We sell our BIS monitors primarily through a combination of a direct sales force and distributors. Our BIS Module Kits are sold to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue from product sales when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.

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

  Warranty

     Equipment that we sell generally is covered by a warranty period of one year. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on our historical experience and expectation of future conditions. While our warranty costs have historically been within our expectations and the provisions established, to the extent we experience an increased number of warranty claims or increased costs associated with servicing those claims, our warranty expenses will increase, and we may experience decreased gross profit margin and cash flow.

Results of Operations

     The following tables present, for the three and nine month periods ended October 2, 2004 and September 27, 2003, information expressed as a percentage of revenue and a summary of our total revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Revenue	100%	100%	100%	100%
Costs of revenue	24	25	23	25

Gross profit margin	76	75	77	75

Operating expenses:
Research and development	13	14	14	17
Sales and marketing	45	56	49	58
General and administrative	16	19	17	20

Total operating expenses	74	89	80	95
Income (loss) from operations	2	(14)	(3)	(20)
Interest income, net	2	2	1	2

Net income (loss)	4%	(12)%	(2)%	(18)%

Three and Nine Months Ended October 2, 2004 Compared with Three and Nine Months Ended September 27, 2003

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	October 2,	September 27,	Increase	October 2,	September 27,	Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(in thousands, except			(in thousands, except
	unit amounts)			unit amounts)
Revenue — Worldwide
BIS Sensor	$9,835	$7,520	31%	$28,681	$21,736	32%
BIS monitor	2,145	1,741	23%	6,523	5,013	30%
BIS Module Kit	748	1,056	(29)%	2,094	2,592	(19)%
Other equipment and accessories	897	872	3%	2,550	2,684	(5)%

Total Equipment	3,790	3,669	3%	11,167	10,289	9%

Total revenue	$13,625	$11,189	22%	$39,848	$32,025	24%

Unit Analysis — Worldwide
BIS Sensors	702,000	543,000	29%	2,048,000	1,609,000	27%
BIS monitors	436	342	27%	1,312	993	32%
Original equipment manufacturer BIS modules	562	740	(24)%	1,456	1,758	(17)%
Installed base				22,395	18,652	20%

     Revenue. The 31% increase in revenue from the sale of BIS Sensors in the three months ended October 2, 2004 compared with the three months ended September 27, 2003 was primarily attributable to an increase of approximately 29% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and BIS modules, plus a slight increase of approximately 1% in the average selling price of BIS Sensors.

     For the nine months ended October 2, 2004 compared with the nine months ended September 27, 2003, revenue from the sale of BIS Sensors increased approximately 32% primarily related to an increase of approximately 27% in the number of BIS Sensors sold and an increase of approximately 4% in the average selling price of BIS Sensors. Our installed base of BIS monitors and BIS modules increased approximately 20% to 22,395 units at October 2, 2004 compared with 18,652 units at September 27, 2003.

     The increase in revenue from the sale of Equipment in the three months ended October 2, 2004 compared with the three months ended September 27, 2003 was primarily the result of an increase of approximately 23% in BIS monitor revenue, which resulted from an increase in unit sales volume of approximately 27% as we shipped 436 BIS monitors in the third quarter of 2004 compared with 342 BIS monitors in the third quarter of 2003. The 27% increase in unit volume relates primarily to BIS monitor shipments to Japan. In the three months ended October 2, 2004, we shipped 100 BIS monitors to Japan compared with no shipments in the three months ended September 27, 2003. The shipments to our distributor in Japan during the third quarter of 2004 were in response to increased demand for our BIS technology as Nihon Kohden continues to await approval from the Japanese Ministry of Health, Labor and Welfare to market the BIS XP system in Japan. The increase in BIS monitor revenue was also accompanied by an increase of approximately 3% in other equipment revenue. The increase in BIS monitor revenue and other equipment revenue was offset by a decrease of approximately 29% in BIS Module Kit revenue. The number of BIS Module Kits shipped to our original equipment manufacturers decreased approximately 24%, from 740 BIS Module Kits shipped in the third quarter of 2003 to 562 BIS Module Kits shipped in the third quarter of 2004. We believe that this decrease is largely the result of our original equipment manufacturers purchasing fewer BIS Module Kits as they begin to equip their patient monitoring systems to interface with our new BISx system.

     For the nine months ended October 2, 2004 compared with the nine months ended September 27, 2003, revenue from the sale of Equipment increased approximately 9%, which was primarily attributable to an increase in BIS monitor revenue of approximately 30%. This was a result of an increase of approximately 32% in unit volume, as we shipped 1,312 BIS monitors in the nine months ended October 2, 2004 compared with 993 BIS monitors shipped in the nine months ended September 27, 2003, primarily related to shipments of BIS monitors to Japan. In the nine months ended October 2, 2004, we shipped 250 BIS monitors to Japan in response to increased demand for our BIS technology compared with no shipments in the nine months ended September 27, 2003. The increase in BIS monitor revenue was offset by a decrease in BIS Module Kit revenue of approximately 19%, which was a result of a decrease in the number of BIS Module Kits shipped to our original equipment manufacturers. In the nine months ended September 27, 2003, we shipped 1,758 BIS Module Kits to our original equipment manufacturers compared with 1,456 BIS Module Kits shipped in the nine months ended October 2, 2004. The decrease in the number of BIS Module Kits shipped was related to high levels of shipments to Japan and South America in the first quarter of 2003. We expect revenue in the fourth quarter of 2004 to increase compared with the third quarter of 2004.

     Our gross profit margin was approximately 76% and 77% of revenue in the three and nine months ended October 2, 2004, respectively, compared with a gross profit margin of approximately 75% in both the three and nine months ended September 27, 2003. The increase in the gross profit margin in the three and nine months ended October 2, 2004 compared with the three and nine months ended September 27, 2003 was primarily attributable to increased sales of our BIS Sensors as a percentage of total revenue. BIS Sensors have a higher gross profit margin than Equipment. BIS Sensors accounted for approximately 72% of our total revenue in both the three and nine months ended October 2, 2004 compared with approximately 67% and 68%, respectively, of revenue in the three and nine months ended September 27, 2003. The increased unit volume of BIS Sensors, combined with an increase in the BIS Sensor average unit selling price contributed to the increase in our gross profit margin for the three and nine months ended October 2, 2004. The increase in the average unit selling price of our BIS Sensors resulted primarily from increased sales of our BIS XP family of sensors as our BIS XP technology continues to represent a growing percentage of our installed base.

Expense Overview

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	October 2,	September 27,	Increase	October 2,	September 27,	Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(in thousands)			(in thousands)
Expenses
Research and development	$1,748	$1,626	8%	$5,495	$5,370	2%
Sales and marketing	$6,129	$6,286	(3)%	$19,443	$18,528	5%
General and administrative	$2,241	$2,070	8%	$6,905	$6,352	9%

     Research and Development. The increase in research and development expenses in the three months ended October 2, 2004 compared with the three months ended September 27, 2003 was primarily attributable to an increase in patent related expenses of approximately $57,000 as we strengthen our intellectual property rights with respect to certain products in the countries in which we distribute our products, an increase in compensation and benefits expense of approximately $53,000 related to increased headcount and an increase in clinical study expenses of approximately $45,000.

     For the nine months ended October 2, 2004 compared with the nine months ended September 27, 2003, the increase in research and development expenses resulted from an increase of approximately $160,000 in compensation and benefits as a result of increased headcount, an increase of approximately $52,000 in travel and entertainment expenses and an increase in clinical study expenses of approximately $77,000. These increases were offset by a decrease in consulting expenses of approximately $152,000 for various ongoing projects. We expect research and development expenses to increase in the fourth quarter of 2004 compared with the third quarter of 2004 as we continue to invest in product development, clinical studies and expand applications for our technology, including our initiatives into neuroscience.

     Sales and Marketing. The decrease in sales and marketing expenses in the three months ended October 2, 2004 compared with the three months ended September 27, 2003 was attributable to a decrease of approximately $211,000 in expenses related to advertising, public relations and tradeshows resulting from a reduction in discretionary spending, a decrease of approximately $86,000 in commissions payable to group purchasing organizations, a decrease of approximately $80,000 in meeting expenses, a decrease of approximately $68,000 in clinical education initiatives and a decrease of approximately $51,000 in travel and entertainment expenses. The decreases in sales and marketing expenses were partially offset by an increase in the operating expenses associated with our international subsidiaries of approximately $468,000. The $468,000 increase in our international operating expenses was the result of an increase of approximately $304,000 in compensation and benefits which was a result of increased headcount and sales levels.

     For the nine months ended October 2, 2004 compared with the nine months ended September 27, 2003, the increase in sales and marketing expenses was attributable to an increase in our operating expenses associated with our international subsidiaries of approximately $1.4 million. The increase in the operating expenses of our international subsidiaries was driven by an increase in compensation and benefits of approximately $822,000 and an increase of approximately $190,000 in travel and entertainment expenses resulting from an increase in headcount. This increase was offset by a decrease of approximately $326,000 in expenses related to advertising, public relations and tradeshows and a decrease of approximately $289,000 in commissions payable to group purchasing organizations. We expect sales and marketing expenses to increase in the fourth quarter of 2004 compared with the third quarter of 2004.

     General and Administrative. The increase in general and administrative expenses in the three months ended October 2, 2004 compared with the three months ended September 27, 2003 was primarily attributable to an increase in compensation and benefits of approximately $126,000.

     The increase in general and administrative expenses in the nine months ended October 2, 2004 compared with the nine months ended September 27, 2003 was attributable to an increase professional and consulting expenses of approximately $222,000 and an increase in compensation and benefits of approximately $175,000. We expect general and administrative expenses in the fourth quarter of 2004 to increase from the third quarter of 2004.

     Interest Income. Interest income increased to approximately $285,000 in the three months ended October 2, 2004 from approximately $215,000 in the three months ended September 27, 2003, an increase of approximately 32%. Interest income increased slightly to approximately $715,000 in the nine months ended October 2, 2004 from approximately $702,000 in the nine months ended September 27, 2003, an increase of approximately 2%. The increase in interest income in the three and nine months ended October 2, 2004 was primarily attributable to higher cash and investment balances for this period resulting from gross cash proceeds of approximately $8.1 million from the sale of our common stock to Boston Scientific Corporation in June of this year. We expect interest income to increase in the fourth quarter of 2004 compared with the third quarter of 2004 due to the increase in our cash and investment balances and expected increases in interest rates.

     Interest expense. Interest expense decreased to approximately $27,000 in the three months ended October 2, 2004 from approximately $48,000 in the three months ended September 27, 2003, a decrease of approximately 43%. Interest expense decreased to approximately $85,000 in the nine months ended October 2, 2004 from approximately $156,000 in the nine months ended September 27, 2003, a decrease of approximately 45%. The decrease in interest expense in the three and nine months ended October 2, 2004 was a result of lower average outstanding debt obligations. We expect interest expense to decrease slightly in the fourth quarter of 2004 compared with the third quarter of 2004 as a result of continuing lower average outstanding debt obligations.

     Net Income (loss). As a result of the factors discussed above, for the three months ended October 2, 2004, we had net income of approximately $520,000 and for the nine months ended October 2, 2004 we had a net loss of approximately $652,000, compared with a net loss of approximately $1.4 million and $5.7 million for the three and nine months ended September 27, 2003, respectively. We did not record a provision for income taxes for the three and nine months ended October 2, 2004 as we have significant deferred tax assets available to offset any income tax liabilities and expenses. At October 2, 2004, we had a full valuation allowance against these gross deferred tax assets as we have determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Liquidity and Capital Resources

     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. Through October 2, 2004, we raised approximately $85.7 million from private equity financings, have received approximately $3.4 million in equipment financing and have received approximately $5.1 million of financing related to our investment in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million.

     In May 2001, we entered into an agreement with Fleet National Bank, or Fleet, for a $5.0 million revolving line of credit, which expires in May 2005. The revolving line of credit with Fleet contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with the extension of our revolving line of credit agreement in May 2004, we are now required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. Prior to the extension in May 2004, we were required to maintain restricted cash in an amount equal to 102% of the $5.0 million commitment. At October 2, 2004, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit with Fleet is, at our election, either the prime rate or at LIBOR plus 2.25%. At October 2, 2004, the interest rate on the line of credit with Fleet was 4.75%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At October 2, 2004, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding with Fleet in the amount of $80,000.

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

     In connection with our strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At October 2, 2004, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.

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

     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at October 2, 2004. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the end of 2005. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.

     Working capital at October 2, 2004 was approximately $33.7 million compared to approximately $30.7 million at December 31, 2003. The increase in working capital from December 31, 2003 to October 2, 2004 was primarily attributable to an increase in our short-term investments which resulted from the sale of common stock to Boston Scientific Corporation in June 2004 and an increase in our accounts receivable.

     Cash from Operations. We used approximately $1.4 million of cash for operations in the nine months ended October 2, 2004 compared with approximately $4.9 million in the nine months ended September 27, 2003. Cash used for operations in the nine months ended October 2, 2004 was primarily driven by operating losses, an increase in accounts receivable of approximately $724,000, an increase in inventory of approximately $482,000 and a decrease in deferred revenue of approximately $528,000. These were offset by a decrease in our investment in sales-type leases of approximately $314,000. Cash used for operations in the nine months ended September 27, 2003 was primarily driven by operating losses, an increase in accounts receivable of approximately $505,000, an increase in other assets of approximately $226,000 and a decrease in deferred revenue of approximately $698,000, offset by a decrease in inventory of approximately $699,000.

     Cash from Investing Activities. We used approximately $9.8 million of cash for investing activities in the nine months ended October 2, 2004 compared with approximately $3.6 million of cash provided by investing activities in the nine months ended September 27, 2003. The cash used for investing activities in the nine months ended October 2, 2004 was the result of net purchases of investments of approximately $14.5 million offset by a decrease in restricted cash of approximately $5.0 million. The reduction in restricted cash resulted from the amendment of our revolving line of credit with Fleet in May 2004. In the nine months ended September 27, 2003, we received approximately $4.0 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $492,000 primarily for the purchase of manufacturing equipment, computer hardware and third-party software.

     Cash from Financing Activities. We received approximately $11.1 million of cash from financing activities in the nine months ended October 2, 2004 primarily as a result of proceeds from the issuance of our common stock to Boston Scientific Corporation of approximately $8.1 million and proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans, offset by payments of principal on debt related to our investment in sales-type leases of approximately $574,000. In the nine months ended September 27, 2003, we used approximately $163,000 of cash from financing activities primarily as a result of payments of principal on debt related to our investment in sales-type leases of approximately $738,000, offset by proceeds from the sale of our investment in sales-type leases of approximately

$266,000, proceeds from payments on notes receivable from employees and directors of approximately $154,000 and proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans of approximately $155,000.

     We guarantee certain operating lease obligations of our subsidiaries of approximately $287,000 for the lease of automobiles.

     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investment in sales-type leases to Americorp Financial, Inc. Through October 2, 2004, we sold approximately $5.1 million of our investment in sales-type leases under this agreement. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investment in sales-type leases. At October 2, 2004, approximately $629,000 is recorded as debt on our consolidated balance sheet.

     We had capital expenditures of approximately $258,000 and approximately $796,000 for the three and nine months ended October 2, 2004, respectively, which related primarily to the purchase of manufacturing equipment for use in the production of our BIS Sensors and the purchase of computer hardware and third-party software. At October 2, 2004, we anticipate that we will spend approximately $200,000 to complete the purchase of manufacturing equipment for use in the production of our BIS Sensors. We anticipate that the level of capital expenditures in the fourth quarter of 2004 will increase from the level of capital expenditures during the third quarter of 2004, mostly as a result of the expected purchase of this additional manufacturing equipment.

     We have summarized below our contractual cash obligations as of October 2, 2004:

	Payments Due By Period
	(in thousands)
		Less Than	One to Three	Three to Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years
Operating leases	$2,912	$1,234	$1,560	$118	$—
Debt related to the sale of investment in sales type leases	629	404	217	8	—

Total contractual cash obligations	$3,541	$1,638	$1,777	$126	$—

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Income Taxes

     We have net operating loss and research and development tax credit carryforwards for federal income tax purposes that began expiring in 2002 and will continue to expire through 2023 if not utilized.

     The net operating loss and research and development tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. We have provided a full valuation allowance against these deferred tax assets as we have determined that it is more likely than not that we will not be able to fully utilize these net operating loss carryforwards.

Effects of Inflation

     We believe that inflation and changing prices over the past year have not had a significant impact on our revenue or on our results of operations.

     FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q includes forward-looking statements, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, BIS Module Kits and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending December 31, 2004. The following important factors represent some of the current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition.

We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities.

     Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.

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

Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2004.

     In addition to the other factors identified in this Form 10-Q, various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2004. First, we continue to shift the focus of our placements from BIS monitors to BIS modules which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs and the cost of transitioning our installed base to the BIS XP system may also adversely impact our revenue and operating results through the fourth fiscal quarter of 2004. Additionally, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert aimed at preventing and managing the impact of anesthesia awareness. While we believe this report is favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert and, accordingly, potential benefits to our business that could have resulted from this Alert may not be realized.

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

     Because of these fluctuations, it is likely that in some future quarter or quarters our operating results could fall below the expectations of securities analysts or investors. If our quarterly operating results are below expectations in the future, the market price of our common stock would likely decrease. In addition, because we do not have a backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals continue to experience financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debt allowances in any quarter.

If the estimates we make, and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our financial statements.

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

We believe that we currently have adequate internal controls but we are still exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are evaluating our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and management will be required to spend more time performing the system and process evaluation, testing and remediation required in order to comply with the ongoing management certification and auditor attestation requirements. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business, financial results or cause us to fail to meet our reporting obligations.

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

     We believe that the financial resources available to us, including our current working capital and available revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through at least the end of 2005. If we are unable to increase our revenue and maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:

•	we need additional cash to fund research and development costs of products currently under development,

•	we decide to expand faster than currently planned,

•	we develop new or enhanced services or products ahead of schedule,

•	we decide to undertake new sales and/or marketing initiatives,

•	we are required to defend or enforce our intellectual property rights,

•	sales of our products do not meet our expectations domestically or internationally,

•	we need to respond to competitive pressures, or

•	we decide to acquire complementary products, businesses or technologies.

     We can provide no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future operations which would significantly limit our ability to implement our business plan. In addition, we may have to issue securities that may have rights, preferences and privileges senior to our common stock.

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

     The medical device industry in which we market our products is characterized by rapid product development and technological advances. Our competitors have introduced commercially anesthesia monitoring products which have been cleared by the United States Food and Drug Administration, or FDA. If we do not compete effectively with these monitoring products, our revenue will be adversely affected. Our current or planned products are at risk of obsolescence from:

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

     In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. Also, we need to continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. If we do not implement these new sales and marketing programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

     We are increasingly subject to a number of challenges which specifically relate to our international business activities. These challenges include:

•	failure of local laws to provide adequate protection against infringement of our intellectual property,

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets,

•	difficulties in terminating or modifying distributor arrangements because of restrictions in markets outside the United States,

•	less acceptance by foreign anesthesia providers of the use of disposable products similar to the BIS Sensors,

•	delays in regulatory approval of our products,

•	currency conversion issues arising from sales denominated in currencies other than the United States dollar,

•	foreign currency exchange rate fluctuations,

•	longer sales cycles to sell products like the BIS system to hospitals and outpatient surgical centers, which could slow our revenue growth from international sales, and

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

     If we are unable to meet and overcome these challenges, our international operations may not be successful which would limit the growth of our business and could adversely impact our results of operations.

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

     We may be exposed to litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue,

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all, and

•	redesign our products, which may be costly and time-consuming.

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

Boston Scientific Corporation may be able to impact corporate actions requiring stockholder approval because it owns a significant amount of our common stock, and, if our strategic alliance with Boston Scientific Corporation is not successful, our operating results could be adversely affected.

     As of November 1, 2004, Boston Scientific Corporation owned approximately 24% of our outstanding common stock, which includes 500,000 shares of our common stock that we sold to Boston Scientific Corporation on June 8, 2004. We also have an agreement with Boston Scientific Corporation, pursuant to which Boston Scientific Corporation has agreed not to acquire any shares of our common stock in excess of 25% of the outstanding shares of our common stock prior to December 31, 2004 without our prior approval. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to impact corporate actions requiring stockholder approval. In addition, on August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. If such products are not successfully developed, marketed and sold under the agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Even if we successfully develop new sedation management technology for less-invasive medical procedures, Aspect and Boston Scientific Corporation may not successfully market and sell this new technology.

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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d-15(e) under the Securities Exchange Act) as of October 2, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of October 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the third quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material threatened or pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

     The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000 through October 2, 2004, we used approximately $10.4 million of the net proceeds for the acquisition of machinery and equipment, leasehold improvements, furniture and fixtures, demonstration and evaluation equipment and new information systems. In addition, from January 27, 2000 through October 2, 2004, we used approximately $43.9 million of the net proceeds for general corporate purposes, including the funding of operating losses, working capital, product development, increasing our sales and marketing capabilities and expanding our international operations. As of October 2, 2004, we had approximately $320,000 of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in both short-term and long-term, interest-bearing, investment-grade securities.

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

ASPECT MEDICAL SYSTEMS, INC.
Date: November 10, 2004	By:	/s/ J. Neal Armstrong
J. Neal Armstrong
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT
10.1	Sixth Amendment, dated October 8, 2004, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.