Form 10-K
period 2004-12-31
ASPECT MEDICAL SYSTEMS INC
filed 2005-03-15
CIK 886235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
For Annual and Transaction Reports Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $0.01 Par Value
(Title Of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2004 (based on the closing price as quoted by the Nasdaq National Market as of such date) was $254,014,822. The registrant had 20,922,737 shares of Common Stock, $0.01 par value per share, outstanding as of March 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business.
Overview
      Aspect Medical Systems, Inc. was incorporated as a Delaware corporation in 1987. We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room and intensive care settings and administer the precise amount of anesthesia needed by each patient. We developed the BIS system over 10 years, and it is the subject of 20 issued United States patents and eight pending United States patent applications. Our proprietary BIS system includes our BIS monitor, BIS Module Kit or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our disposable BIS Sensors. In January 2005, we introduced our semi-reusable sensor product in the international market, excluding Japan. We collectively refer to our group of sensor products as BIS Sensors.
      Our latest generation of stand-alone monitor, the A-2000® BIS Monitor, was cleared for marketing by the United States Food and Drug Administration, or the FDA, in February 1998. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. The BIS XP system offers enhanced performance capabilities and expanded benefits as compared to the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. The BIS XP system is designed to detect and filter interference from muscle artifact and is resistant to interference from electrocautery devices. Additionally, it is able to provide enhanced detection of near suppression, a brain wave pattern occasionally observed during deep anesthesia and cardiac cases. In addition to our A-2000 BIS Monitor, we offer original equipment manufacturers our BIS Module Kit for integration into equipment sold by the original equipment manufacturers. Our BISx system, which was cleared for marketing by the FDA in February 2004, is our latest BIS monitoring system for integration into the equipment sold by original equipment manufacturers. The BISx system provides the BIS XP functionality in a single device the approximate size of a hockey puck, simplifying the incorporation of the BIS XP system into third-party patient monitoring systems.
      As of December 31, 2004, the worldwide installed base of BIS monitors and original equipment manufacturer products was approximately 24,000 units. We estimate that BIS technology is installed in approximately 36% of all domestic operating rooms, and is available in more than 160 countries. We estimate that more than 10.4 million patients worldwide have been monitored using the BIS index during surgery.
      Clinical trials and routine clinical use of the BIS system have shown that patient monitoring with the BIS system can result in:

•	a reduction in the amount of anesthetics used,

•	faster wake-up from anesthesia,

•	less patient time in the operating room and the post-anesthesia care unit following surgery,

•	higher rates of outpatients bypassing the post-anesthesia care unit and proceeding to a less costly step-down recovery area directly from the operating room,

•	improvements in the quality of recovery, and

•	a reduction in the unintentional regaining of consciousness during surgery.
      We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and BISx) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. In 2004, 2003 and 2002, revenue from the sale of Equipment represented approximately 29%, 31% and 33%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 71%, 69% and 67%, respectively, of our revenue.

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
The Aspect Solution: Patient Monitoring with the BIS System
      We have developed the BIS monitoring system that is based on our proprietary BIS index. Our BIS system is composed of our BIS monitor, BIS Module Kit or BISx system and our BIS Sensors. The BIS Sensors are applied to a patient’s forehead to acquire the EEG, a measure of the electrical activity of the brain. The EEG is then analyzed by the BIS monitor, BIS Module Kit or BISx system to produce the BIS index. The BIS index is a numerical index that correlates with levels of consciousness and is displayed as a number ranging between 100, indicating that the patient is awake, and zero, indicating an absence of brain activity. In October 1996, the FDA cleared the BIS index for marketing for use as a direct measure of the effects of anesthetics and sedatives on the brain. In October 2003, the FDA cleared a new indication for use specifying that use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults during general anesthesia and sedation.
Products
      The following chart summarizes our principal product offerings:

	Initial
	Commercial
Product	Shipment	Description

BISx System	2004	BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by leading monitoring manufacturers.

BIS XP System	2001	Latest version of BIS system offering enhanced performance capabilities and expanded benefits as compared to the previous version of the BIS system, enabling more precise measurement of brain activity to assess the level of consciousness.

BIS Module Kit — 4 Channel Support	2001	Same as standard BIS Module Kit plus 4 channel EEG monitoring capability.

A-2000 BIS Monitor	1998	Small, lightweight, portable third-generation BIS monitor.

BIS Module Kit	1998	Components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers.

	Initial
	Commercial
Product	Shipment	Description

BIS Extend Sensor	2002	Disposable sensor with electronic memory device for use with A-2000 BIS Monitor, BIS Module Kit and BISx system that was specially designed for patients who are typically monitored for extended periods.

BIS Pediatric Sensor	2001	Disposable sensor with electronic memory device for use with A-2000 BIS Monitor, BIS Module Kit and BISx system that is smaller and easier to apply to children.

BIS Quatro Sensor	2001	Disposable sensor with electronic memory device for use with A-2000 BIS Monitor, BIS Module Kit and BISx system that offers enhanced performance in deep anesthetic states and enhanced resistance to interference from noise sources.

BIS Sensor Plus	2001	Second-generation disposable sensor for use with the A-2000 BIS Monitor and BIS Module Kit.

BIS Standard Sensor	1997	Disposable sensor for use with A-2000 BIS Monitor, A-1050 EEG Monitor with BIS and BIS Module Kit

BISx System
      The BISx system is our latest original equipment manufacturer BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by leading monitoring manufacturers. BISx simplifies the incorporation of BIS technology into our partners’ monitoring systems and makes available a class of monitoring systems that has historically been out of reach due to the cost of integration. We have also maintained backwards compatibility with our existing BIS engine technology to simplify the adoption of BISx by our existing partners.

BIS XP System
      We began commercial distribution of the BIS XP system in September 2001. The BIS XP system runs on the A-2000 BIS Monitor, BIS Module Kit platform and BISx system and offers enhanced performance capabilities and expanded benefits compared with the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. The BIS XP system is designed to detect and filter interference from muscle artifact and is resistant to interference from electrocautery devices. Additionally, it is able to provide enhanced detection of near suppression, a brain wave pattern occasionally observed during deep anesthesia and cardiac cases.

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

BIS Sensors
      BIS Extend Sensor. We created the BIS Extend Sensor, which was introduced commercially in 2002, for patients who are typically monitored for an extended period of time, such as in intensive care unit settings. We designed the BIS Extend Sensor with a surface that allows clinicians to record in writing the date and time of application, making it easier to track when a new sensor should be applied. The BIS Extend Sensor provides resistance to electrical artifact and is designed to detect and filter interference from muscle artifact caused by sources such as eye movement. The BIS Extend Sensor contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor, BIS Module Kit or BISx system.
      BIS Pediatric Sensor. The BIS Pediatric Sensor, which was introduced commercially in 2001, is smaller and easier to apply than our other BIS Sensors, and is designed to be visually appealing to children. The BIS Pediatric Sensor features an improved design for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications. The BIS Pediatric Sensor contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor, BIS Module Kit or BISx system.
      BIS Quatro Sensor. The BIS Quatro Sensor, which was introduced commercially in 2001, offers enhanced performance in deep anesthetic states and improved resistance to interference from noise sources, such as high frequency/electromyography conditions, in the operating room and intensive care unit. The BIS Quatro Sensor features an improved design compared with the BIS Standard Sensor for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications. The BIS Quatro Sensor contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor, BIS Module Kit or BISx system.
      BIS Sensor Plus. The BIS Sensor Plus, which was introduced commercially in 2001, is a second-generation disposable product for use with the A-2000 BIS Monitor and BIS Module Kit. The BIS Sensor Plus features an improved design compared with the BIS Standard Sensor for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications. The BIS Sensor Plus contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor, BIS Module Kit or BISx system.
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
      In 1996, the FDA cleared the BIS index for marketing as a measure of anesthetic effect on the brain. The regulatory approval process involved studies we conducted on over 900 volunteers and patients. These studies characterized the relationships between the BIS index value and various clinical endpoints, including movement, response to incision, response to verbal command as a measure of consciousness in volunteers and patients, memory function, drug utilization and speed of patient recovery following surgery.
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
      We are also collaborating with researchers that are investigating the relationship between deep anesthetic levels as measured using the BIS system and one-year morbidity and mortality. One initial report (Monk TG, Saini V, Weldon BC, Sigl JC Anesthetic management and one-year mortality after noncardiac surgery. Anesthesia Analg. 2005 Jan;100(1):4-10.) suggested that deep anesthesia is associated with increased post-operative mortality in elderly patients undergoing general anesthesia. A second study involving over 4,000 patients has reportedly confirmed this association (Lennmarken C, Lindholm, ML, Greenwald S, Sandin R. Confirmation that Low Intraoperative BIS Levels Predict Increased Risk of Post-Operative Mortality. Anesthesiology 2003, Annual Meeting A-303). Finally, a retrospective analysis of Medicare national hospital data has suggested that hospitals that routinely use intraoperative BIS monitoring may have decreased postoperative one-year mortality rates (Monk T, Sigl J, Weldon C. Intraoperative BIS Utilization is Associated with Reduced One-Year Post-Operative Mortality. Anesthesiology 2003, Annual Meeting A-1361). We believe that these preliminary findings need to be further confirmed in additional trials. The association between intraoperative anesthesia care and long term outcomes was the topic of a recent collaborative conference of medical patient safety experts (http://www.apsf.org/initiatives/outcomes.mspx).
Sales, Marketing and Customers
      Our customers include anesthesia providers, hospitals, outpatient surgical centers and individual practitioners in office-based practice. We market and sell our products to our customers through:

•	our direct sales force,

•	distributors, and

•	original equipment manufacturers.
      For the years ended December 31, 2004, 2003 and 2002, no one customer accounted for 10% or more of our total revenue.

Domestic
      We market our BIS system in the United States primarily through a combination of a direct sales force, specialty distributors and original equipment manufacturers. As of December 31, 2004, our domestic sales force was composed of 44 sales professionals, seven clinical specialists and seven inside sales representatives.
      We augment our direct sales force with medical products distributors in selected markets within the United States. We also market our products through the sales organizations of our original equipment manufacturers and contracts with hospital group purchasing organizations.
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
      In addition to the two options noted above, under certain limited circumstances, we offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that typically includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us.
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

Group Purchasing Agreements
      We have entered into agreements with group purchasing organizations whereby the member healthcare organizations have the right to purchase BIS monitors and BIS Sensors under the pricing terms contained in the respective agreements. Under these agreements, the group purchasing organizations’ field forces have agreed to work with our sales force to facilitate the adoption of our BIS technology by their affiliated healthcare organizations. We have agreements with the following group purchasing organizations:

Group Purchasing Organization	Effective Date	Termination Provisions

Consorta, Inc.	November 1, 2000	Unless terminated earlier by either party by giving 90 days prior written notice, this agreement expires on October 31, 2005.
Healthtrust Purchasing Group, L.P.	November 1, 2004	Unless terminated earlier by either party by giving 60 days prior written notice, this agreement expires on October 31, 2007.
      We are currently in the process of renewing our agreement with Novation.

International
      In 1998, we established our international operations and opened our international headquarters in The Netherlands. In 1999, we established a subsidiary in the United Kingdom. We continue to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. As of December 31, 2004, we employed 25 persons in our international organization. The majority of our international sales are denominated in United States dollars. See Note 16, “Segment Information and Enterprise Reporting,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for domestic and international financial information.
      We are subject to a number of challenges which specifically relate to our international business activities. These challenges include:

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

Distribution Agreements
      We entered into a master distribution agreement, effective September 1, 2000, with Datex-Ohmeda Division of Instrumentarium Corporation, under which Datex-Ohmeda agreed to act as a nonexclusive distributor of our A-2000 BIS Monitor, BIS Sensors and related products in a number of territories outside the United States. The master distribution agreement expired on November 1, 2003. After the expiration of this agreement, we entered into several country-specific distribution agreements.
      We have also entered into a distribution agreement, dated January 21, 1998, with Nihon Kohden Corporation, under which Nihon Kohden has agreed to act as an exclusive distributor of our BIS monitors and related products in Japan. This agreement had an initial term of five years, and is subject to automatic renewal annually on February 21 of each year unless either party provides written notice of termination to the other party at least three months prior to expiration or any renewal period.

Original Equipment Manufacturer Relationships
      We have entered into agreements with the following patient monitoring or anesthesia equipment companies that provide for the integration of our BIS technology into their equipment:

•	Datascope Corp

•	Dixtal Biomedica Ind E Com Ltda.

•	Datex-Ohmeda Division of Instrumentarium Corporation

•	GE Medical Systems — Information Technologies

•	Philips Medizinsysteme Boeblingen GmbH

•	Dräger Medizintechnik GmbH

•	Dräger Medical Systems

•	Nihon Kohden Corporation

•	Spacelabs Medical, Inc.
      Datascope Corp. Under an OEM Development and Purchase Agreement, dated July 24, 2003, between Aspect and Datascope Corp., Datascope agreed to integrate our BIS technology with Datascope’s patient monitors. The initial term of this agreement continues for a period of five years following the introduction of the Datascope patient monitor with our BIS technology. On each anniversary date, one additional year is added to the term of this agreement to maintain a five year rolling term unless either party provides written notice of termination to the other party at least 60 days prior to the anniversary date.
      Dixtal Biomedica Ind E Com Ltda. Under an OEM Development and Purchase Agreement, dated February 13, 2003, between Aspect and Dixtal Biomedica Ind E Com Ltda., or Dixtal, Dixtal agreed to integrate our BIS technology with Dixtal’s patient monitors. The initial term of this agreement shall commence on the effective date and shall continue for a period of three years following introduction of the Dixtal BIS Module. The term of this agreement shall be renewed automatically for successive 12 month periods unless either party provides written notice of termination to the other party at least 60 days prior to the expiration of the agreement.
      Datex-Ohmeda Division of Instrumentarium Corporation. Under an OEM Purchase Agreement, dated September 1, 2000, between Aspect and Datex-Ohmeda Division of Instrumentarium Corporation, or Datex-Ohmeda, Datex-Ohmeda agreed to integrate our BIS technology with Datex-Ohmeda’s patient monitors. Unless terminated sooner, this agreement expires on December 31, 2005. However, the term of the agreement automatically renews for one-year periods unless either party provides advanced written notice of termination to the other party (i) by April 30, 2005 for termination on December 31, 2005, and (ii) 12 months prior to the automatic renewal date, for all future periods. Under a separate agreement with Datex-Ohmeda, dated September 1, 2000, we agreed to supply certain sensor products to Datex-Ohmeda for certain monitoring products developed and introduced by Datex-Ohmeda. Unless terminated sooner, this agreement expires on December 31, 2005. The term of this agreement automatically renews for one-year periods unless either party provides written notice of termination to the other party, at least 12 months prior to expiration of the agreement. In October 2003, GE Medical Systems acquired Instrumentarium Corporation. We do not expect that this acquisition will have a material impact on our agreement or our operations.
      GE Medical Systems — Information Technologies. Under an OEM Development and Purchase Agreement, dated December 22, 1999, between Aspect and GE Medical Systems — Information Technologies, GE Medical Systems agreed to integrate our BIS technology with GE Medical Systems’ patient monitors. Unless terminated sooner, the agreement expires December 31, 2005. The term of the agreement automatically renews for one-year periods unless either party provides written notice of termination to the other party, at least 60 days prior to the expiration of the agreement.
      Philips Medizinsysteme Boeblingen GmbH. Under an OEM Development and Purchase Agreement, dated August 6, 1999, between Aspect and Philips Medizinsysteme Boeblingen GmbH, or Philips, Philips agreed to integrate our BIS technology with Philips’ patient monitors. Unless terminated sooner, this agreement expires on August 6, 2005. The term of the agreement automatically renews for one-year periods unless either party provides written notice of termination to the other party, at least 60 days prior to expiration of the agreement.
      Dräger Medizintechnik GmbH. Under a Product Agreement with Dräger Medizintechnik GmbH, or Dräger, dated May 5, 1999, Dräger agreed to integrate the BIS Engine technology with Dräger’s anesthesia equipment. Unless terminated sooner, this agreement will expire on December 31, 2006. This agreement automatically renews for successive one-year periods thereafter unless either party provides written notice of termination to the other party, at least 12 months prior to expiration of the renewal period.
      Dräger Medical Systems. Under a BISx Development, Purchase and License Agreement with Dräger Medical Systems, dated January 28, 2004, Draeger agreed to integrate the BISx technology with Dräger patient monitors. Unless terminated sooner, this agreement expires on December 31, 2009. This agreement automatically renews for successive one-year periods thereafter unless either party provides written notice of termination to the other party, at least 12 months prior to expiration of the renewal period.
      Nihon Kohden Corporation. Under an International License Agreement, dated January 21, 1998, between Aspect and Nihon Kohden Corporation, we have licensed our technology to Nihon Kohden on a worldwide non-exclusive basis. Nihon Kohden has the right to incorporate our technology into its patient monitoring systems. Unless terminated sooner, the agreement expires in July 2006. The Japanese Ministry of Health and Welfare approved marketing of the Nihon Kohden patient monitor integrating BIS technology in July 2002.
      Spacelabs Medical, Inc. Pursuant to the terms of a Distribution and License Agreement, dated April 1, 1996, between Aspect and Spacelabs Medical, Inc., we have granted to Spacelabs a worldwide, non-exclusive license to the BIS index to develop, manufacture, market and sell Spacelabs monitoring equipment that incorporates the BIS index. Spacelabs also has the right to distribute our BIS Sensors on a non-exclusive basis throughout the world with the exception of the United States. Unless terminated sooner, this agreement expires in April 2006. In July 2002, Instrumentarium Corporation acquired Spacelabs Medical, Inc. This acquisition did not have a material impact on our agreements and our operations. In October 2003, GE Medical Systems acquired Instrumentarium Corporation. As part of the acquisition, GE Medical Systems divested Spacelabs Medical. OSI Systems completed the acquisition of Spacelabs Medical, Inc. in March of 2004. This acquisition did not have a material impact on our agreements and our operations.
      In addition to the original equipment manufacturer agreements described above, on August 7, 2002 we entered into an agreement with Boston Scientific Corporation, a worldwide developer, manufacturer and marketer of medical devices, to introduce new sedation management technology to interventional and specialty medical procedure suites including the gastrointestinal endoscopy suite, the interventional cardiology suite and the interventional radiology suite. Our strategic alliance with Boston Scientific Corporation focuses on the development and distribution of brain monitoring technology specifically designed to enhance the safety, efficiency and delivery of sedation to patients undergoing less-invasive medical procedures. As part of this alliance, we granted Boston Scientific Corporation an option to distribute the newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. Pursuant to an amendment entered into in January 2005, this option to distribute has been extended through December 31, 2006. The term of this agreement continues until such time that Boston Scientific Corporation is no longer distributing our products, but in no event will extend beyond December 31, 2014.
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
      During the fiscal years ended December 31, 2004, 2003 and 2002, we spent approximately $7.5 million, $7.3 million and $7.8 million, respectively, for our research and development efforts, including clinical and regulatory expenses.
      Our research and development department has four primary areas of responsibility:

•	algorithm research,

•	product development,

•	pre-production quality assurance, and

•	clinical engineering.
      In 2003, we developed the BISx system which offers our original equipment manufacturer partners a BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system has been designed to integrate with a wide range of patient monitoring platforms sold by leading monitoring manufacturers. BISx simplifies the incorporation of BIS technology into our original equipment manufacturer’s monitoring systems and makes available a class of monitoring systems that has historically been out of reach due to the cost of integration. We also maintained backwards compatibility with our existing BIS engine technology to simplify the adoption of BISx by our existing partners.
      We are in the process of investigating other product areas that utilize our expertise in anesthesia delivery and monitoring of the brain. We currently have a team that is investigating the use of the BIS monitoring platform to diagnose and track neurological disorders. We believe that because the BIS index quantifies changes in patients’ brain wave activity, or EEG, and we have shown the BIS index correlates with memory function and changes in brain metabolism, it may be useful in detecting neurological disorders in patients. We are evaluating the application of the EEG-based parameters including those derived from the BIS index to measure brain function, which may assist in the detection of Alzheimer’s disease, sleep cycles, seizure detection and/or other neurological disorders, including depression. Our recent research shows a correlation between the EEG-based parameters and the severity of dementia in patients with Alzheimer’s disease and vascular dementia. This research complements our prior research demonstrating the correlation between the EEG-based parameters and the effects of pharmacological agents on the brain, changes in cerebral metabolic activity and clinical measures of cognitive and memory function. In 2003, we announced the results of studies which were done in collaboration with the Neuropsychiatric Institute and David Geffen School of Medicine at UCLA, showing that EEG-based brain monitoring technology predicts treatment response to antidepressant medications in depressed patients. We are also undertaking a clinical study working with the Depression Clinical and Research Program at Massachusetts General Hospital to explore the use of quantitative EEG-based brain monitoring technology as a predictor and correlate of treatment outcome in depressed patients. In 2004, interim results of this study demonstrated that our brain monitoring technology was able to predict the effectiveness of antidepressant medications in treating depressed patients.

      Additionally, on July 12, 2002, we entered into an agreement with the Regents of the University of California under which the Regents of the University of California granted to us an option to enter into a license agreement conveying to Aspect an exclusive license to commercialize brain monitoring technology for depression which was developed by the Neuropsychiatric Institute and David Geffen School of Medicine at UCLA. On July 1, 2004, we exercised this option with the Regents of University of California.
Manufacturing
      We use 12,000 square feet of our 61,000 square foot facility located in Newton, Massachusetts for manufacturing purposes with the remainder used for research and development, sales and marketing, general and administrative purposes and warehouse space. In this facility, we assemble all of our BIS hardware, and we produce substantially all of our BIS Sensors. Prior to 1998, we outsourced all BIS Sensor manufacturing. We currently outsource to third parties the production of our Zipprep EEG Electrodes.
      Our production process for our BIS hardware consists of final assembly, integration and testing of standard and custom components. Our production process for our BIS Sensors consists of several manufacturing and assembly processes using custom components. Qualified sub-contractors, who have met our supplier certification process and are placed on an approved vendors list, produce certain custom components for our products. Some of the components that are necessary for the assembly of our BIS system, including some of the components used in our BIS Sensors, are currently provided to us by sole-source suppliers or a limited group of suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. However, in February 2005, we entered into an agreement with the supplier of our electronic memory device used in the XP family of our disposable sensors to purchase a sufficient quantity of these electronic memory devices to maintain our inventory levels through at least the end of 2005. We have experienced shortages and delays in obtaining some of the components of our BIS system in the past, and we may experience similar shortages and delays in the future.
      We maintain a quality-assurance program covering our manufacturing operations. Suppliers of purchased components are required to meet stated specifications. We certify suppliers prior to use by conducting audits and product inspections. We engage in ongoing evaluations of the performance of our suppliers by evaluating the results of inspections and tests as well as the timeliness of product deliveries. We employ numerous quality-assurance procedures during our in-house manufacturing processes to ensure finished products meet specification. Quality assurance procedures include operator training, process validation, equipment calibration, inspection and testing. All manufacturing procedures and processes are formally approved and updated using established revision control procedures. Documentation of in-process and final testing results is maintained in device or lot history records. We also maintain an ongoing post-sale performance-monitoring program.
Competition
      The medical device industry is subject to intense competition. We are facing increased competition in the domestic level of consciousness market as a result of a number of competitors’ monitoring systems which have been cleared by the FDA. The competitive devices are based on signal-processing of the EEG and are marketed by well-established medical products companies with significant resources. We believe that new competition will come from companies, including patient monitoring companies, currently marketing conventional EEG monitors utilizing standard signal-processing techniques such as spectral edge frequency analyses and median frequency analyses. We also believe that new competition will come from companies that market EEG monitors utilizing novel signal-processing technologies. Several potential competitive products are currently being marketed outside the United States although we do not believe that these products provide any significant advantages relative to our BIS technology. These other products and techniques include the use of auditory evoked potentials, heart rate variability, pupillary reflexes and skin blood flow measurement techniques. Additionally, a number of academic researchers worldwide are studying the potential use of other techniques to measure the effects of anesthetics.

      We believe that the principal competitive factors that companies competing in the market for anesthesia-monitoring products must address include:

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

      We were issued our most recent United States patent on November 25, 2003. As of December 31, 2004, we held 20 United States patents and had filed eight additional United States patent applications. We also have numerous corresponding patents and pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia, Japan, Mexico and Brazil. The following chart summarizes our United States patents and patent applications:

	Number of
	Currently
Number of	Pending		Patent
Issued	Patent		Expiration
Patents	Applications	Technology Covered	Date

2	2	Closed loop delivery of anesthesia	May 3, 2020
			May 3, 2020

4	—	Application of Bispectral and higher order analysis and various statistical modeling technologies to EEG signals	March 13, 2007 April 30, 2008 June 14, 2011 October 17, 2012

2	2	Methods of ensuring the reliability of the computed values	December 24, 2016 January 30, 2018
—	1	Method of monitoring anesthetic state using changes in arterial compliance
1	—	Method of evaluating BIS information to facilitate clinical decision making	August 18, 2018

2	—	Application of bispectral analysis to electrocardiogram signals	May 15, 2007 June 4, 2008
—	3	Method of assessment of neurological conditions using EEG Bispectrum
1	—	Zipprep self-prepping disposable electrode technology	April 26, 2011

2	—	Technology relating to the interface between the BIS Sensor and the BIS monitor	October 20, 2015 October 20, 2015

5	—	BIS Sensor technology	October 11, 2016 October 11, 2016 October 11, 2016 June 19, 2018 June 9, 2019

1	—	Signal acquisition technology for digital signal converter	January 17, 2012

20	8

      We have also been granted a perpetual, royalty-free, non-exclusive license by Siemens Medical Systems, Inc. to a United States patent covering signal acquisition technology for digital signal converters. Additionally, on July 1, 2004, we exercised an option under an agreement with the Regents of the University of California, acquiring an exclusive license to brain monitoring technology in the field of diagnosis and management of neurological diseases and conditions which was developed at the Neuropsychiatric Institute and David Geffen School of Medicine at UCLA.
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
      In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. Healthcare providers in Japan will be eligible to receive partial reimbursement of 1,000 yen each time BIS monitoring is used. We believe that the BIS system is the only commercially available consciousness monitoring technology in Japan.

Employees
      As of December 31, 2004, we had 208 full-time employees worldwide in the following functional areas:

Number of
Employees	Functional Area

96	Sales, Marketing and Clinical Support
35	Manufacturing and Engineering
33	General and Administrative
29	Research and Development
15	Clinical and Regulatory Affairs

208	Total

      None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.
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
      We currently lease approximately 61,000 square feet in Newton, Massachusetts of which approximately 12,000 square feet is used for manufacturing and approximately 49,000 square feet is used for research and development, sales and marketing, general and administrative purposes and warehouse space. This lease expires on December 31, 2006. Effective February 1, 2004, the lease on our office space in Leiden, The Netherlands expired. In October 2003, we entered into a new lease for our international organization for approximately 2,765 square feet of office space located in De Meern, The Netherlands. This lease expires in October 2008. We believe our current facilities are sufficient to meet our needs through the fiscal year ending December 31, 2005 and that additional space will be available at a reasonable cost to meet our space needs thereafter.

Item 3.	Legal Proceedings.
      We are not a party to any material threatened or pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)	Market for Registrant’s Common Equity
      Our common stock has been traded on the Nasdaq National Market under the symbol “ASPM” since January 28, 2000. The following table sets forth, for the years ended December 31, 2003 and 2004, the range of high and low sales prices for our common stock on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low

2003:
Quarter Ended March 29, 2003	$4.63	$3.32
Quarter Ended June 28, 2003	$8.17	$3.50
Quarter Ended September 27, 2003	$10.50	$6.92
Quarter Ended December 31, 2003	$12.24	$8.87
2004:
Quarter Ended April 3, 2004	$18.25	$11.10
Quarter Ended July 2, 2004	$19.67	$14.22
Quarter Ended October 2, 2004	$19.42	$12.14
Quarter Ended December 31, 2004	$25.96	$17.00
      On March 1, 2005, the last reported sales price of our common stock on the Nasdaq National Market was $21.22 per share. As of March 1, 2005, there were approximately 455 holders of record of our common stock.

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
      The aggregate gross proceeds raised in the offering were approximately $60.4 million. Our total expenses in connection with the offering were approximately $5.7 million, of which $4.2 million was for underwriting discounts and commissions and, based on our reasonable estimate, approximately $1.5 million was for other expenses. Our net proceeds from the offering were approximately $54.6 million. From January 27, 2000, through December 31, 2004, we used approximately $10.7 million of the net proceeds for the acquisition of machinery and equipment, leasehold improvements, furniture and fixtures, demonstration and evaluation equipment and new information systems. In addition, from January 27, 2000, through December 31, 2004, we used approximately $43.9 million of the net proceeds for general corporate purposes, including working capital, product development, increasing our sales and marketing capabilities and expanding our international operations.

(c)	Dividend Policy
      We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Additionally, our revolving line of credit agreements with each of Bank of America (formerly Fleet National Bank) and Boston Scientific Corporation prohibit the declaration or payment of cash dividends without the consent of these parties.

Item 6.	Selected Consolidated Financial Data.
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004 and 2003, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001, and 2000 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$55,564	$44,091	$39,776	$35,829	$36,024
Costs of revenue	12,992	10,898	11,815	12,446	11,279

Gross profit margin	42,572	33,193	27,961	23,383	24,745
Operating expenses:
Research and development	7,470	7,287	7,827	7,467	5,713
Sales and marketing	26,776	25,321	28,449	28,396	21,979
General and administrative	8,946	7,833	7,942	7,803	6,390

Total operating expenses	43,192	40,441	44,218	43,666	34,082

Loss from operations	(620)	(7,248)	(16,257)	(20,283)	(9,337)
Interest income, net	923	725	956	2,564	3,993

Net income (loss)	$303	$(6,523)	$(15,301)	$(17,719)	$(5,344)

Net income (loss) per share:
Basic	$0.02	$(0.34)	$(0.83)	$(1.01)	$(0.34)
Diluted	$0.01	$(0.34)	$(0.83)	$(1.01)	$(0.34)
Weighted average shares used in computing net income (loss) per share:
Basic	20,142	19,413	18,450	17,614	15,755
Diluted	22,286	19,413	18,450	17,614	15,755

	December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$32,213	$26,062	$31,765	$36,358	$58,489
Restricted cash	82	5,100	5,100	5,100	—
Working capital	34,224	30,680	36,734	41,266	58,455
Total assets	61,690	47,740	54,480	63,369	79,411
Long-term debt	186	525	1,015	964	2,617
Total stockholders’ equity	45,586	30,968	36,797	48,056	63,974

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and BISx) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. For management purposes, we segregate our revenue by sales by region and sales by product group as shown in the following table:

	2004	2003	2002

	(in thousands)
Domestic revenue	$43,638	$35,968	$33,089
Percent of total revenue	79%	82%	83%

International revenue	$11,926	$8,123	$6,687
Percent of total revenue	21%	18%	17%

Total revenue	$55,564	$44,091	$39,776

BIS Sensor revenue	$39,585	$30,391	$26,724

Percent of total revenue	71%	69%	67%

Equipment revenue	$15,979	$13,700	$13,052
Percent of total revenue	29%	31%	33%

Total revenue	$55,564	$44,091	$39,776
      At December 31, 2004, we had cash, cash equivalents, restricted cash and short-term investments of approximately $32.3 million and working capital of approximately $34.2 million.
      We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.
      We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit has been the primary reason for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our revenue, we need to continue to focus on both selling our Equipment and improving our per monitor and per original equipment manufacturer products sensor utilization rate. To achieve this growth, we continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will continue to contribute an increasing percentage of total revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.
      We were profitable for the fiscal year ended December 31, 2004. We believe that maintaining our gross profit margin and controlling the growth of our operating expenses are important factors in sustaining profitability. To maintain our gross profit margin we believe we must continue to focus on maintaining our average unit sales prices of our BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross profit margin than Equipment, and continuing to reduce the costs of manufacturing our products.
      For those healthcare organizations desiring to purchase our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 2%, 4% and 4% of total revenue in 2004, 2003 and 2002, respectively.
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
      In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. In March 2000, Nihon Kohden received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and in May 2001, received approval for marketing in Japan our A-2000 BIS Monitor. Nihon Kohden has requested, but has not yet received, approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 18%, 13% and 22%, respectively, of international revenue in 2004, 2003 and 2002, respectively.
      Various factors may adversely affect our quarterly operating results through the first fiscal quarter of 2005 and beyond. These factors may have a potentially adverse effect on Equipment revenue and gross profit margin on Equipment as we continue to shift the focus of our placements from BIS monitors to BIS modules and BISx systems. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers in Japan may continue to delay purchases of our products or may choose not to purchase our products pending this approval.
Critical Accounting Policies
      Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We do not believe there is a significant likelihood that materially different amounts would be reported under different conditions or using different assumptions. We believe that our critical accounting policies and estimates are as follows:

Revenue Recognition
      We sell our BIS monitors primarily through a combination of a direct sales force and distributors. Our original equipment manufacturer products are sold to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue from product sales when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.
      We also recognize revenue from prepaid license and royalty fees. This revenue is deferred until product shipment or delivery in accordance with the terms of the agreement and license and royalty fees are earned in accordance with the terms of the respective agreements. In August 2002, we recorded approximately $6,300,000 of deferred revenue related to an OEM product development and distribution agreement with Boston Scientific Corporation. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement, as amended, which represents our best estimate of our period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. We amended the OEM product development and distribution agreement in January 2005 and extended the estimate of our period of significant continuing obligation by two years. This will reduce the revenue that we record on a quarterly basis by approximately $31,000 in 2005 and beyond. If our estimate of the period of significant continuing obligation is revised, this may have an impact on our revenue recognition of the deferred revenue related to the Boston Scientific Corporation agreement.
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

Allowance for Doubtful Accounts
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

	Year Ended
	December 31,

	2004	2003	2002

Revenue	100%	100%	100%
Costs of revenue	23	25	30

Gross profit margin	77	75	70
Operating expenses:
Research and development	14	17	20
Sales and marketing	48	57	71
General and administrative	16	18	20

Total operating expenses	78	92	111

Loss from operations	(1)	(17)	(41)
Interest income, net	2	2	2

Net income (loss)	1%	(15)%	(39)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

			Percentage
			Increase
	2004	2003	(Decrease)

	(in thousands except unit
	amounts)
Revenue — Worldwide
BIS Sensor	$39,585	$30,391	30%
BIS monitor	9,551	6,942	38%
Original equipment manufacturer products	3,008	3,229	(7)%
Other equipment and accessories	3,420	3,529	(3)%

Total Equipment	15,979	13,700	17%

Total revenue	$55,564	$44,091	26%

Unit Analysis — Worldwide
BIS Sensors	2,820,000	2,244,000	26%
BIS monitors	1,948	1,340	45%
Original equipment manufacturer products	2,239	2,259	(1)%
Installed base	24,133	19,517	24%
      Revenue. The increase in revenue from the sale of BIS Sensors from 2003 to 2004 was primarily attributable to an increase of approximately 26% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. The increase in the number of BIS Sensors sold was complemented by an increase in the average selling price of BIS Sensors of approximately 4%. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 24% to 24,133 units at December 31, 2004 compared with 19,517 units at December 31, 2003.
      The increase in revenue from the sale of Equipment from 2003 to 2004 was primarily the result of an increase of approximately 38% in BIS monitor revenue, which resulted from an increase in unit sales volume of approximately 45% as we shipped 1,948 BIS monitors in 2004 compared with 1,340 BIS monitors in 2003. The 45% increase in unit volume relates primarily to BIS monitor shipments to Japan. For the year ended December 31, 2004, we shipped 320 BIS monitors to Japan compared with no shipments in 2003. The shipments to our distributor in Japan during 2004 were in response to increased demand for our BIS technology as Nihon Kohden continues to await approval from the Japanese Ministry of Health, Labor and Welfare to market the BIS XP system in Japan. The increase in BIS monitor revenue was offset by a decrease of approximately 7% in original equipment manufacturer product revenue. The number of original equipment manufacturer products shipped to our original equipment manufacturers decreased slightly in 2004 compared with 2003. In 2004, the number of original equipment manufacturer products shipped to our original equipment manufacturers decreased approximately 1%, from 2,259 original equipment manufacturer products shipped in 2003 to 2,239 original equipment manufacturer products shipped in 2004.
      Our gross profit margin was approximately 77% of revenue in 2004 compared with a gross profit margin of approximately 75% of revenue in 2003. The increase in the gross profit margin in 2004 compared with 2003 was primarily attributable to increased sales of our BIS Sensors as a percentage of total revenue. BIS Sensors have a higher gross profit margin than Equipment. BIS Sensors accounted for approximately 71% of our total revenue in 2004 compared with approximately 69% of our total revenue in 2003. The increased unit volume of BIS Sensors, combined with an increase in the BIS Sensor average unit selling price contributed to the increase in our gross profit margin in 2004 compared with 2003. The increase in the average unit selling price of our BIS Sensors resulted primarily from increased sales of our BIS XP family of sensors as our BIS XP technology continues to represent a growing percentage of our installed base.

Expense Overview

			Percentage
			Increase
	2004	2003	(Decrease)

	(in thousands)
Expenses
Research and development	$7,470	$7,287	3%
Sales and marketing	$26,776	$25,321	6%
General and administrative	$8,946	$7,833	14%
      Research and Development. The increase in research and development expenses in 2004 compared with 2003 was primarily attributable to an increase of approximately $280,000 in compensation and benefits relating to an increase in headcount during the year and an increase in patent related expenses of approximately $61,000 as we continue to strengthen our intellectual property rights with respect to certain products in the countries in which we distribute our products. These increases were partially offset by a decrease in consulting expenses of approximately $155,000 for various ongoing projects. We expect research and development expenses in 2005 to increase compared with 2004 as we continue to invest in clinical studies and expand applications for our technology, including our initiatives into neuroscience.
      Sales and Marketing. The increase in sales and marketing expenses in 2004 compared with 2003 was primarily attributable to an increase of approximately $1.3 million in operating expenses associated with our international subsidiaries and an increase in sales commission expense of approximately $1.2 million. The $1.3 million increase in expenses associated with our international subsidiaries was driven by an increase of approximately $1.0 million in compensation and benefits as a result of increased headcount and an increase of approximately $156,000 in consulting expenses. The increases in sales and marketing expenses were partially offset by a decrease of approximately $273,000 in trade show expenses, a decrease in commissions paid to group purchasing organizations of approximately $216,000, a decrease in advertising expenses of approximately $199,000, a decrease of approximately $170,000 in travel and entertainment expenses and a decrease in market research and development expenses of approximately $79,000. We expect sales and marketing expenses in 2005 to increase compared with 2004.
      General and Administrative. The increase in general and administrative expenses in 2004 compared with 2003 was attributable to an increase of approximately $324,000 in compensation and benefits, an increase of approximately $389,000 in professional and consulting fees, primarily related to services in connection with Section 404 of the Sarbanes-Oxley Act of 2002 and an increase in our commercial insurance expenses of approximately $65,000. We expect general and administrative expenses in 2005 to increase compared with 2004.
      Interest Income. Interest income increased to approximately $1.0 million in 2004 from approximately $924,000 in 2003, an increase of approximately 11%. The increase in interest income from 2003 to 2004 was primarily attributable to higher cash and investment balances throughout 2004 and a slight increase in interest rates. We expect interest income to increase in 2005 compared with 2004 due to the increase in our cash and investment balances.
      Interest Expense. Interest expense decreased to approximately $106,000 in 2004 from approximately $199,000 in 2003, a decrease of approximately 47%. The decrease in interest expense in 2004 was a result of lower average outstanding debt obligations. We expect interest expense to decrease slightly in 2005 compared with 2004 as a result of continuing lower average outstanding debt obligations.
      Net Income (Loss). As a result of the factors discussed above, in 2004 we had net income of approximately $303,000 compared with a net loss of approximately $6.5 million in 2003. We did not record a provision for income taxes for the year ended December 31, 2004 as we have significant deferred tax assets available to offset any income tax liabilities and expenses. At December 31, 2004, we had a full valuation allowance against these gross deferred tax assets as we have determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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
      The increase in revenue from the sale of Equipment from 2002 to 2003 was primarily driven by an increase in BIS Module Kit revenue of approximately 118%. The increase in module revenue for this period was due to an increase of approximately 112% in the number of BIS Module Kits shipped to our original equipment manufacturers, from 1,066 BIS Module Kits in 2002 to 2,259 BIS Module Kits in 2003. The increase in BIS Module Kit revenue in this period was partially offset by a decrease in BIS monitor revenue of approximately 15%. The decrease in BIS monitor revenue resulted from a decrease of approximately 22% in unit volume, as we shipped 1,714 BIS monitors in 2002 compared to 1,340 BIS monitors in 2003. The decrease in monitor unit volume was a result of a decrease of approximately 25% in international BIS monitors shipped, particularly relating to units shipped to Japan. Sales of BIS monitor units in Japan decreased from 200 units shipped in 2002 to none in 2003 as Nihon Kohden delayed additional BIS monitor purchases pending the Japanese Ministry of Health, Labor and Welfare approval of the BIS XP technology.
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
      Research and Development. The decrease in research and development expenses in 2003 compared with 2002 was primarily attributable to a decrease in research and development personnel and related payroll and other expenses of approximately $659,000. This decrease was offset by an increase in consulting expenses of approximately $138,000 for various ongoing projects.
      Sales and Marketing. The decrease in sales and marketing expenses in 2003 compared with 2002 was attributable to decreases of approximately $757,000 in travel and entertainment expenses, approximately $987,000 in operating expenses associated with our international subsidiaries, approximately $739,000 in expenses related to advertising, public relations, tradeshows and the internet, approximately $339,000 in recruiting expenses and approximately $748,000 in payroll expense. The $987,000 decrease in expenses associated with our international subsidiaries was driven by a decrease of approximately $573,000 in personnel and related payroll expenses. The decreases in sales and marketing expenses were offset by an increase in commissions expense of approximately $1.2 million.
      General and Administrative. The decrease in general and administrative expenses in 2003 compared with 2002 was attributable to a decrease of approximately $388,000 in professional services and a decrease of approximately $137,000 in our provision for doubtful accounts due to improvements in our historical collection experience. These decreases were offset by increases of approximately $302,000 in personnel related payroll and other expenses and approximately $101,000 primarily as a result of an increase in the annual premium for our directors and officers liability insurance coverage.
      Interest Income, Net. Net interest income decreased to approximately $725,000 in 2003 from approximately $956,000 in 2002, a decrease of approximately 24%. Interest income decreased to approximately $924,000 in 2003 from approximately $1.2 million in 2002, a decrease of approximately 23%. The decrease in interest income was primarily attributable to lower cash and investment balances resulting from operating losses and our other uses of cash, and lower interest rates on our investments as a result of general interest rate declines.
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

Quarterly Results of Operations
      The following table sets forth unaudited selected operating results for each of the eight fiscal quarters in the two years ended December 31, 2004. We believe that the following selected quarterly information includes all adjustments (consisting only of normal, recurring adjustments) that we consider necessary to present this information fairly. This financial information should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our results of operations have fluctuated in the past and are likely to continue to fluctuate significantly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations to be recorded in the future.

	Quarter Ended

	March 29,	June 28,	September 27,	December 31,	April 3,	July 3,	October 2,	December 31,
	2003	2003	2003	2003	2004	2004	2004	2004

				(in thousands)
Revenue	$10,127	$10,709	$11,189	$12,066	$12,797	$13,426	$13,625	$15,716
Gross profit margin	7,578	7,992	8,428	9,195	9,932	10,249	10,380	12,011
Operating expenses	10,296	9,972	9,982	10,191	10,908	10,818	10,118	11,349
Net (loss) income	(2,524)	(1,795)	(1,387)	(817)	(796)	(376)	520	955
Liquidity and Capital Resources
      Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. Through December 31, 2004, we raised approximately $85.7 million from private equity financings, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million.
      In May 2001, we entered into an agreement with Bank of America (formerly Fleet National Bank), for a $5.0 million revolving line of credit, which expires in May 2005. The revolving line of credit with Bank of America contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with the extension of our revolving line of credit agreement in May 2004, we are now required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. Prior to the extension in May 2004, we were required to maintain restricted cash in an amount equal to 102% of the $5.0 million commitment. At December 31, 2004, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. At December 31, 2004, the interest rate on the line of credit was 5.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At December 31, 2004, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding in the amount of $80,000.
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
      In connection with our strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At December 31, 2004, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.
      On April 7, 2004, in order to raise cash for working capital and other general corporate purposes, we entered into another stock purchase agreement with Boston Scientific Corporation to issue and sell to Boston Scientific Corporation an aggregate of 500,000 shares of our common stock at a purchase price of $16.21 per share. We completed the sale on June 8, 2004. Gross cash proceeds from this sale of common stock were approximately $8.1 million.
      We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at December 31, 2004. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the end of 2005. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.
      Working capital at December 31, 2004 was approximately $34.2 million compared with approximately $30.7 million at December 31, 2003. The increase in working capital from December 31, 2003 to December 31, 2004 was primarily attributable to an increase in our short-term investments which resulted from the sale of common stock to Boston Scientific Corporation in June 2004 and an increase in our accounts receivable.
      Cash from Operations. We used approximately $530,000 of cash for operations in 2004. Cash used for operations during this period was primarily driven by an increase in accounts receivable of approximately $2.0 million due to increased sales offset by depreciation and amortization of approximately $1.5 million.
      We used approximately $10.4 million of cash for operations during the three years ended December 31, 2004, which was primarily driven by net operating losses of approximately $21.5 million. The operating losses were partially offset by approximately $6.1 million in depreciation and amortization expense, a net increase in deferred revenue of approximately $4.3 million primarily related to proceeds received in connection with the strategic alliance entered into in August 2002 and a net decrease in inventory of approximately $2.9 million.
      Cash from Investing Activities. We used approximately $10.7 million of cash from investing activities in 2004. The cash used for investing activities was the result of net purchases of investments of approximately $15.2 million in 2004 offset by a decrease in restricted cash of approximately $5.0 million. The reduction in restricted cash resulted from the amendment of our revolving line of credit with Bank of America in May 2004.
      We used approximately $3.9 million for investing activities during the three years ended December 31, 2004 primarily as a result of net purchases of investments of approximately $7.0 million and acquisition of property, plant and equipment of approximately $3.1 million, partially offset by a decrease in restricted cash of approximately $5.0 million.
      Cash from Financing Activities. We received approximately $13.6 million of cash from financing activities in 2004 primarily as a result of proceeds from the issuance of our common stock to Boston Scientific Corporation of approximately $8.1 million and approximately $6.1 million of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans, partially offset by payments of principal on debt related to our investment in sales-type leases of approximately $706,000.

      We received approximately $14.7 million of cash from financing activities during the three years ended December 31, 2004. Cash provided by financing activities during this period was primarily the result of proceeds from the sale of shares of our common stock in connection with a strategic alliance entered into in August 2002, and the additional sale of 500,000 shares to Boston Scientific Corporation in June 2004.
      In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investment in sales-type leases to Americorp Financial, Inc. Through December 31, 2004, we sold approximately $5.1 million of our investment in sales-type leases under this agreement. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investment At December 31, 2004, approximately $497,000 is recorded as debt on our consolidated balance sheet.
      We had capital expenditures of approximately $1.2 million for the year ended December 31, 2004, which related primarily to the purchase of manufacturing equipment for use in the production of our BIS Sensors and the purchase of computer hardware and third-party software. At December 31, 2004, we did not have any commitments for capital expenditures, however, we anticipate that the level of capital expenditures in 2005 will increase from the level of capital expenditures during the year ended December 31, 2004.
      We have summarized below our contractual cash obligations as of December 31, 2004:

	Payments Due By Period

		Less Than	One to Three	Three to Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years

Operating leases	$2,812	$1,258	$1,460	$94	$—
Debt related to the sale of investment in sales type leases	497	311	186	—	—
Purchase commitment	1,400	1,400	—	—	—

Total contractual cash obligations	$4,709	$2,969	$1,646	$94	$—

      In February 2005, we entered into an agreement with the supplier of our electronic memory device used in the XP family of our disposable sensors to purchase a sufficient quantity of these electronic memory devices to maintain our inventory levels through at least the end of 2005. This commitment is expected to be approximately $1.4 million.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Income Taxes
      We have net operating loss carryforwards for federal and state income tax purposes of approximately $92,195,000 and $34,654,000, respectively, and tax credits for federal and state income tax purposes of approximately $2,469,000 and $1,457,000, respectively. These tax attributes began expiring in 2002 and will continue to expire through 2024 if not utilized. Additionally, the net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. We have provided a full valuation allowance against these deferred tax assets as we have determined that it is more likely than not that we will not be able to fully utilize these net operating loss carryforwards.
Effects of Inflation
      We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), Share Based Payment, or SFAS No. 123R, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123R, we must calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is not longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.
      SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123R as of July 3, 2005, the beginning of our third fiscal quarter of 2005. Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense generally is recognized. Management expects that the adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Factors Affecting Future Operating Results
      This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for each fiscal quarter in 2005 and for the year ending December 31, 2005. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The following important factors represent some of the current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. In addition, subsequent events and developments may cause our expectations to change.

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
      The success of our business also depends in a large part on continued use of the BIS system by our customers and, accordingly, sales by us of BIS Sensors. We expect that over time, sales of BIS Sensors will increase as a percentage of our revenue as compared to sales of Equipment as we build our installed base of monitors and modules. If use of our BIS system, and accordingly, sales of our BIS Sensors, do not increase, our ability to grow our revenue could be adversely affected.

We depend on our BIS system for substantially all of our revenue, and if the BIS system does not gain widespread market acceptance, then our revenue will not grow.
      We began selling our current BIS system in early 1998 and introduced the latest version, the BIS XP system, at the end of the third fiscal quarter of 2001. In 2002, we introduced commercially the BIS Extend Sensor for patients who are monitored over an extended period of time, such as in intensive care unit settings. To date, we have not achieved widespread market acceptance of the BIS system for use in the operating room or in the intensive care unit from healthcare providers or professional anesthesia organizations. Because we depend on our BIS system for substantially all of our revenue and we have no other significant products, if we fail to achieve widespread market acceptance for the BIS system, we will not be able to sustain or grow our product revenue.

Various market factors may adversely affect our quarterly operating results through the first fiscal quarter of 2005.
      Various factors may adversely affect our quarterly operating results through the first fiscal quarter of 2005. First, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs and the cost of transitioning our installed base to the BIS XP system may also adversely impact our revenue and operating results through the first fiscal quarter of 2005. Additionally, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. While we believe this report is favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert and, accordingly, potential benefits to our business that could have resulted from this Alert may not be realized.

Fluctuations in our quarterly operating results could cause our stock price to decrease.
      Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:

•	the timing and volume of customer orders for our BIS system,

•	implementation of, and our subsequent reduction on the focus of, our EP program,

•	use of and demand for our BIS Sensors,

•	transition of sales focus from BIS monitors to original equipment manufacturer products,

•	customer cancellations,

•	introduction of competitive products,

•	regulatory approvals,

•	changes in management,

•	turnover in our direct sales force,

•	effectiveness of new marketing and sales programs,

•	reductions in orders by our distributors and original equipment manufacturers, and

•	the timing and amount of our expenses.
      Because of these fluctuations, it is likely that in some future quarter or quarters our operating results could fall below the expectations of securities analysts or investors. If our quarterly operating results are below expectations in the future, the market price of our common stock would likely decrease. In addition, because we do not have a substantial backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals continue to experience financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debt allowances in any quarter.

If the estimates we make, and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our financial statements.
      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. This includes estimates on warranty reserves, inventory valuations and allowances for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct.

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
      We believe that the financial resources available to us, including our current working capital and available revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through at least the end of 2005. If we are unable to increase our revenue and maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:

•	the research and development costs of our products currently under development increase,

•	we decide to expand faster than currently planned,

•	we develop new or enhanced services or products ahead of schedule,

•	we decide to undertake new sales and/or marketing initiatives,

•	we are required to defend or enforce our intellectual property rights,

•	sales of our products do not meet our expectations domestically or internationally,

•	we need to respond to competitive pressures, or

•	we decide to acquire complementary products, businesses or technologies.
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
      In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. Also, we need to continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

•	provide or assure that distributors and original equipment manufacturers provide the technical and educational support customers need to use the BIS system successfully,

•	promote frequent use of the BIS system so that sales of our disposable BIS Sensors increase,

•	establish and implement successful sales and marketing and education programs that encourage our customers to purchase our products or the products that are made by original equipment manufacturers incorporating our technology,

•	manage geographically dispersed operations, and

•	modify our products and marketing and sales programs for foreign markets.

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
      A component of our growth strategy is to expand our presence in international markets. We conduct international business primarily in Europe and Japan and we are attempting to increase the number of countries in which we do business. It is costly to establish international facilities and operations and to promote the BIS system in international markets. We have encountered barriers to the sale of our BIS system outside the United States, including less acceptance by anesthesia providers for use of disposable products, such as BIS Sensors, delays in regulatory approvals outside of the United States, particularly in Japan, and difficulties selling through indirect sales channels. In addition, we have little experience in marketing and distributing products in these markets. Revenue from international activities may not offset the expense of establishing and maintaining these international operations.

We may not be able to meet the unique operational, legal and financial challenges that we will encounter in our international operations, which may limit the growth of our business.
      We are increasingly subject to a number of challenges which specifically relate to our international business activities. These challenges include:

•	failure of local laws to provide adequate protection against infringement of our intellectual property,

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets,

•	difficulties in terminating or modifying distributor arrangements because of restrictions in markets outside the United States,

•	less acceptance by foreign anesthesia providers of the use of disposable products, such as BIS Sensors,

•	delays in regulatory approval of our products,

•	currency conversion issues arising from sales denominated in currencies other than the United States dollar,

•	foreign currency exchange rate fluctuations,

•	longer sales cycles to sell products like the BIS system to hospitals and outpatient surgical centers, which could slow our revenue growth from international sales, and

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable.
      If we are unable to meet and overcome these challenges, our international operations may not be successful which would limit the growth of our business and could adversely impact our results of operations.

We may experience customer dissatisfaction and our reputation could suffer if we fail to manufacture enough products to meet our customers’ demands.
      We rely on third-party manufacturers to assemble and manufacture the components of our BIS monitors, original equipment manufacturer products and a portion of our BIS Sensors. We manufacture substantially all BIS Sensors in our own manufacturing facility. We have only one manufacturing facility. If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility for any reason, including damage or destruction of our facility, or experience a termination or modification of any manufacturing arrangement with a third party, we may be unable to deliver products to our customers on a timely basis. Our failure to deliver products on a timely basis could lead to customer dissatisfaction and damage our reputation.

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

Boston Scientific Corporation may be able to affect corporate actions requiring stockholder approval because it owns a significant amount of our common stock, and, if our strategic alliance with Boston Scientific Corporation is not successful, our operating results could be adversely affected.
      As of March 1, 2005, Boston Scientific Corporation owned approximately 24% of our outstanding common stock, which includes 500,000 shares of our common stock that we sold to Boston Scientific Corporation on June 8, 2004. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. If such products are not successfully developed, marketed and sold under the agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Even if we successfully develop new sedation management technology for less-invasive medical procedures, Aspect and Boston Scientific Corporation may not successfully market and sell this new technology.

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
      Before we can market new products in the United States, we must obtain clearance from the FDA. If the FDA concludes that any of our products do not meet the requirements to obtain clearance of a premarket notification under Section 510(k) of the Food, Drug and Cosmetic Act, then we would be required to file a premarket approval application. The premarket approval application process is lengthy, expensive and typically requires extensive preclinical and clinical trial data. We may not obtain clearance of a 510(k) notification or approval of a premarket approval application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue. We may also be required to obtain clearance of a 510(k) notification from the FDA before we can market certain previously marketed products which we modify after they have been cleared. We have made certain enhancements to our currently marketed products which we have determined do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to file a new 510(k) notification for the modification and we may be prohibited from marketing the modified device until we obtain FDA clearance.
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

Item 8.	Financial Statements and Supplementary Data.
      The information required by this item may be found on pages F-1 through F-28 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.

1. Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      2. Internal Control over Financial Reporting.

(a)	Management’s Report on the Effectiveness of Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on our assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.
      Our independent registered public accounting firm has issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears below.
      (b) Attestation Report of the Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Aspect Medical Systems, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on the Effectiveness of Internal Control Over Financial Reporting, that Aspect Medical Systems, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aspect Medical Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Aspect Medical Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aspect Medical Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aspect Medical Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 10, 2005

43.1

      (c) Changes in Internal Control over Financial Reporting.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information.
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information with respect to directors and executive officers required under this item is incorporated by reference to the information set forth under the section entitled “Election of Directors” in our proxy statement for our 2005 Annual Meeting of Stockholders to be held on May 25, 2005. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2005 proxy statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
      The information required under this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an Audit Committee financial expert and identification of the Audit Committee of our Board of Directors is contained in our 2005 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.
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
      The information required under this item is incorporated by reference to the sections entitled “Information About Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2005 proxy statement.
      The sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2005 proxy statement are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required under this item is incorporated by reference to the section entitled “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2005 proxy statement.

Item 13.	Certain Relationships and Related Transactions.
      The information required under this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our 2005 proxy statement.

Item 14.	Principal Accountant Fees and Services.
      The information required under this item is incorporated by reference to the section entitled “Independent Auditors Fees and Other Matters” in our 2005 proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
      (b) List of Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.
      (c) Financial Statement Schedules.

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

ASPECT MEDICAL SYSTEMS, INC.
Date: March 15, 2005

By:	/s/ Michael Falvey

Michael Falvey
Vice President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nassib G. Chamoun Nassib G. Chamoun	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ J. Breckenridge Eagle J. Breckenridge Eagle	Chairman of the Board of Directors	March 15, 2005

/s/ Michael Falvey Michael Falvey	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ Boudewijn L.P.M. Bollen Boudewijn L.P.M. Bollen	President of International Operations and Director	March 15, 2005

/s/ David W. Feigal, Jr., M.D. David W. Feigal, Jr., M.D.	Director	March 15, 2005

/s/ Edwin M. Kania Edwin M. Kania	Director	March 15, 2005

/s/ James J. Mahoney, Jr. James J. Mahoney, Jr.	Director	March 15, 2005

/s/ Richard J. Meelia Richard J. Meelia	Director	March 15, 2005

/s/ Donald R. Stanski, M.D. Donald R. Stanski, M.D.	Director	March 15, 2005

ASPECT MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Aspect Medical Systems, Inc.
      We have audited the accompanying consolidated balance sheets of Aspect Medical Systems Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Medical Systems, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aspect Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 10, 2005

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$14,761	$12,344
Restricted cash	82	5,100
Short-term investments	17,452	13,718
Accounts receivable, net of allowances of $41 and $150 at December 31, 2004 and 2003, respectively	7,835	5,773
Current portion of investment in sales-type leases	1,698	1,797
Inventory, net	2,224	1,515
Other current assets	1,192	1,147

Total current assets	45,244	41,394
Property and equipment, net	2,662	2,996
Long-term investments	11,439	—
Long-term investment in sales-type leases	2,320	2,613
Long-term portion of notes receivable from related parties	25	737

Total assets	$61,690	$47,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$311	$679
Accounts payable	1,920	1,189
Accrued liabilities	7,832	7,871
Deferred revenue	957	975

Total current liabilities	11,020	10,714
Long-term portion of deferred revenue	4,898	5,533
Long-term debt	186	525
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,838,611 and 19,502,079 shares issued and outstanding at December 31, 2004 and 2003, respectively	208	195
Additional paid-in capital	145,429	131,131
Notes receivable from employees and directors	—	(78)
Accumulated other comprehensive loss	(78)	(4)
Accumulated deficit	(99,973)	(100,276)

Total stockholders’ equity	45,586	30,968

Total liabilities and stockholders’ equity	$61,690	$47,740

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Revenue	$55,564	$44,091	$39,776
Costs of revenue	12,992	10,898	11,815

Gross profit margin	42,572	33,193	27,961
Operating expenses:
Research and development	7,470	7,287	7,827
Sales and marketing	26,776	25,321	28,449
General and administrative	8,946	7,833	7,942

Total operating expenses	43,192	40,441	44,218

Loss from operations	(620)	(7,248)	(16,257)
Interest income	1,029	924	1,199
Interest expense	(106)	(199)	(243)

Net income (loss)	$303	$(6,523)	$(15,301)

Net income (loss) per share:
Basic	$0.02	$(0.34)	$(0.83)
Diluted	$0.01	$(0.34)	$(0.83)
Weighted average shares used in computing net income (loss) per share:
Basic	20,142	19,413	18,450
Diluted	22,286	19,413	18,450
The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Notes		Accumulated
		Common Stock			Receivable		Other
	Comprehensive			Additional	From		Comprehensive		Total
	Income		Par	Paid-in	Employees	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	and Directors	Compensation	(Loss)	Deficit	Equity

Balance, December 31, 2001		17,792	$178	$126,656	$(336)	$(23)	$34	$(78,452)	$48,057
Issuance of common stock in connection with strategic alliance, net of issuance costs of approximately $170,000	—	1,429	14	3,516	—	—	—	—	3,530
Issuance of common stock upon exercise of common stock options	—	150	2	427	—	—	—	—	429
Payments on notes receivable from employees and directors	—	—	—	—	65	—	—	—	65
Deferred compensation related to stock options	—	—	—	8	—	(8)	—	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	—	31	—	—	31
Comprehensive loss:
Net loss	(15,301)	—	—	—	—	—	—	(15,301)	(15,301)
Other comprehensive loss — Unrealized loss on marketable securities	(13)	—	—	—	—	—	(13)	—	(13)

Comprehensive loss:	$(15,314)	—	—	—	—	—	—	—	—

Balance, December 31, 2002		19,371	$194	$130,607	$(271)	$—	$21	$(93,753)	$36,798
Issuance of common stock upon exercise of common stock options	—	131	1	497	—	—	—	—	498
Payments on notes receivable from employees and directors	—	—	—	—	193	—	—	—	193
Deferred compensation related to stock options	—	—	—	27	—	(27)	—	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	—	27	—	—	27
Comprehensive loss:
Net loss	(6,523)	—	—	—	—	—	—	(6,523)	(6,523)
Other comprehensive loss — Unrealized loss on marketable securities	(25)	—	—	—	—	—	(25)	—	(25)

Comprehensive loss:	$(6,548)	—	—	—	—	—	—	—	—

Balance, December 31, 2003		19,502	$195	$131,131	$(78)	$—	$(4)	$(100,276)	$30,968

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(in thousands)

					Notes		Accumulated
		Common Stock			Receivable		Other
	Comprehensive			Additional	From		Comprehensive		Total
	Income		Par	Paid-in	Employees	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	and Directors	Compensation	(Loss)	Deficit	Equity

Issuance of common stock in connection with strategic alliance	$—	500	$5	$8,100	$—	$—	$—	$—	$8,105
Issuance of common stock upon exercise of common stock options	—	836	8	6,116	—	—	—	—	6,124
Issuance of common stock awards	—	1	—	16					16
Payments on notes receivable from employees and directors	—	—	—	—	78	—	—	—	78
Deferred compensation related to stock options	—	—	—	61	—	(61)	—	—	—
Amortization of deferred compensation related to stock options	—	—	—	5	—	61	—	—	66
Comprehensive income:
Net income	303	—	—	—	—	—	—	303	303
Other comprehensive loss — Unrealized loss on marketable securities	(74)	—	—	—	—	—	(74)	—	(74)

Comprehensive income:	$229	—	—	—	—	—	—	—	—

Balance, December 31, 2004		20,839	$208	$145,429	$—	$—	$(78)	$(99,973)	$45,586

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$303	$(6,523)	$(15,301)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,509	1,993	2,620
Credit to allowance for doubtful accounts	(39)	(237)	(100)
Compensation expense related to stock options	66	27	31
Changes in assets and liabilities —
(Increase) decrease in accounts receivable	(2,023)	(870)	829
(Increase) decrease in inventory	(709)	819	2,775
(Increase) decrease in other assets	(67)	89	(96)
Decrease (increase) in investment in sales-type leases	392	(268)	(734)
Increase (decrease) in accounts payable	731	(58)	(318)
(Decrease) increase in accrued liabilities	(39)	744	(309)
(Decrease) increase in deferred revenue	(654)	(898)	5,888

Net cash used for operating activities	(530)	(5,182)	(4,715)

Cash flows from investing activities:
Loans to related parties	—	—	(50)
Payments on loans to related parties	734	379	99
Acquisition of property and equipment	(1,175)	(868)	(1,046)
Decrease in restricted cash	5,018	—	—
Purchases of marketable securities	(40,056)	(17,346)	(21,601)
Proceeds from sales and maturities of marketable securities	24,810	23,825	23,399

Net cash (used for) provided by investing activities	(10,669)	5,990	801

Cash flows from financing activities:
Payment on working capital line of credit	—	—	(3,000)
Proceeds from sale of investment in sales-type leases	—	266	1,073
Principal payments on debt related to investment in sales-type leases	(707)	(965)	(964)
Proceeds from issuance of common stock	14,245	499	3,958
Payments received on notes receivable from employees and directors	78	193	65

Net cash provided by (used for) financing activities	13,616	(7)	1,132

Net increase (decrease) in cash and cash equivalents	2,417	801	(2,782)
Cash and cash equivalents, beginning of period	12,344	11,543	14,325

Cash and cash equivalents, end of period	$14,761	$12,344	$11,543

Supplemental disclosure of cash flow information:
Interest paid	$105	$192	$242

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)

(1)	Description of Operations
      Aspect Medical Systems, Inc. and its subsidiaries (the “Company”) develop, manufacture and market an anesthesia monitoring system called the BIS® system. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room and intensive care settings and administer the amount of anesthesia needed by each patient. The Company’s BIS system incorporates the Company’s proprietary disposable BIS Sensors and the Company’s BIS monitor or original equipment manufacturers’ products, including the BIS Module Kit and BISx. The Company’s latest generation BIS monitor, the A-2000® BIS Monitor, was cleared for marketing by the United States Food and Drug Administration (“FDA”) in February 1998. The Company’s latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. The BIS system is based on the Company’s patented core technology, the BIS index.
      The Company had net income of approximately $303,000 for the year ended December 31, 2004 and incurred net losses of approximately $6,523,000 and $15,301,000 for the years ended December 31, 2003, and 2002, respectively. At December 31, 2004, the Company had an accumulated deficit of approximately $99,974,000. The principal risks that may affect the business, results of operations and financial condition of the Company include the Company’s ability to effectively market and sell the Company’s products, market acceptance of the Company’s technology and products, the Company’s ability to raise sufficient capital to fund operations, limited sales and marketing experience, the reliance on a single product family, manufacturing risks, the dependence on single source or limited suppliers, technological risks and other risks.

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
      The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments as available-for-sale at December 31, 2004 and 2003. The investments are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)

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
      The Company recognizes revenue from product sales when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.
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
      As of December 31, 2004, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.
      Under the Company’s EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that typically includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to the Company. Under the EP program, no equipment revenue is recognized as the equipment remains the Company’s property and title does not pass to the customer, and the criteria for sales-type leases under

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
SFAS No. 13 are not met. The BIS monitors under the EP program are depreciated over two years and the depreciation is charged to costs of revenue. BIS Sensor revenue is recognized either at shipment or delivery of the BIS Sensors in accordance with the agreed upon contract terms.
      The Company’s obligations under warranty are limited to repair or replacement of any product that the Company reasonably determines to be covered by the warranty. The Company records an estimate for its total warranty obligation in accordance with SFAS No. 5, Accounting for Contingencies.
      In connection with the Stock Purchase Agreement and OEM Product Development Agreement with Boston Scientific Corporation (“BSC”) discussed in Note 19, the Company recorded approximately $6,300,000 of deferred revenue in August 2002. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement with BSC, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the OEM product development and distribution agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2014.

Research and Development Costs
      The Company charges research and development costs to operations as incurred. Research and development costs include costs associated with new product development, product improvements and extensions, clinical studies and project consulting expenses.

Allowance for Doubtful Accounts
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

Warranty
      Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide such warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the years ended December 31, 2004, 2003 and 2002, and accrued warranty

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
cost, included in accrued liabilities in the consolidated balance sheet at December 31, 2004 and 2003, was as follows:

Balance as of December 31, 2001	$1,090
Warranty expense	(600)
Deductions and other	(122)

Balance as of December 31, 2002	368
Warranty expense	(150)
Deductions and other	(71)

Balance as of December 31, 2003	147
Warranty expense	87
Deductions and other	(97)

Balance as of December 31, 2004	$137

Shipping and Handling Costs
      Shipping and handling costs are included in costs of revenue. Shipping and handling costs for the years ended December 31, 2004, 2003 and 2002 were approximately $527,000, $400,000 and $392,000, respectively.

Advertising Costs
      Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of operations. Advertising costs for the years ended December 31, 2004, 2003 and 2002 were approximately $231,000, $360,000 and $672,000, respectively.

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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)

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

Single or Limited Source Suppliers
      The Company currently obtains certain key components of its products from single or limited sources. The Company purchases components pursuant to purchase orders rather than long-term supply agreements and generally does not maintain large volumes of inventory. The Company has experienced shortages and delays in obtaining certain components of its products in the past. The Company may experience similar shortages and delays in the future. The disruption or termination of the supply of components or a significant increase in the costs of these components from these sources could have a material adverse effect on the Company’s business, financial position and results of operations and cash flows.

Net Income (Loss) Per Share
      In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share amounts for the three years ended December 31, 2004, 2003 and 2002 were computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during those periods and diluted net income (loss) per share was computed using the weighted average number of common shares outstanding and other dilutive securities as applicable, during those periods.
      For the year ended December 31, 2004, the Company has included in the calculation of the Company’s diluted net income per share approximately 2,144,000 shares related to common stock issuable pursuant to the exercise of stock options and warrants. The Company has excluded from the calculation of the Company’s diluted net income per share approximately 22,000 share of common stock issuable pursuant to the exercise of stock options because the inclusion of these shares would have been anti-dilutive.
      For the years ended December 31, 2003 and 2002, the Company has excluded from the calculation of the Company’s diluted net loss per share approximately 989,000 and 590,000 shares, respectively, related to restricted common stock subject to repurchase and common stock issuable pursuant to the exercise of stock options and warrants because the inclusion of these shares would have been antidilutive as a result of the Company’s net loss position.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
      Basic and diluted net income (loss) per share for the years ended December 31, 2004, 2003 and 2002 were determined as follows:

	2004	2003	2002

Basic:
Net income (loss)	$303	$(6,523)	$(15,301)

Weighted average shares outstanding	20,142	19,413	18,450

Basic net income (loss) per share	$0.02	$(0.34)	$(0.83)

Diluted:
Net income (loss)	$303	$(6,523)	$(15,301)

Weighted average shares outstanding	20,142	19,413	18,450
Effect of dilutive stock options	2,144	—	—

Weighted average shares assuming dilution	22,286	19,413	18,450

Diluted net income (loss) per share	$0.01	$(0.34)	$(0.83)

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

Stock-Based Compensation
      SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees using the intrinsic value method under APB Opinion No. 25 and has adopted the fair value disclosure-only alternative under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company has computed the weighted-average fair value of options granted in 2004, 2003 and 2002 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rate	3.23%	2.99%	4.40%
Expected dividend yield	—	—	—
Expected life of options	5 years	5 years	5 years
Expected volatility	55%	57%	75%
Weighted average fair value of options granted	$7.90	$3.14	$6.10

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
      If the Company had recognized compensation cost for these awards consistent with SFAS No. 123, the Company’s net loss and pro forma net loss per common share would have been increased to the following pro forma amounts:

	Year Ended December 31,

	2004	2003	2002

Net loss:
Net income (loss) as reported	$303	$(6,523)	$(15,301)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(5,945)	(7,112)	(7,744)

Pro forma net loss	$(5,642)	$(13,635)	$(23,045)

Net income (loss) per share:
Basic:
As reported	$0.02	$(0.34)	$(0.83)
Pro forma	$(0.28)	$(0.70)	$(1.25)
Diluted:
As reported	$0.01	$(0.34)	$(0.83)
Pro forma	$(0.25)	$(0.70)	$(1.25)
      Compensation expense for non-employee stock options was approximately $66,000, $26,000 and $31,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
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

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
      The estimated fair market values of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, investment in sales-type leases, accounts payable and long-term debt, approximate their carrying values.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)

Reclassifications
      Certain amounts in the prior years’ financial statements have been reclassified to conform with the current-year presentation.

Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), Share Based Payment, or SFAS No. 123R, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is not longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.
      SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. The Company plans to adopt SFAS No. 123R as of July 3, 2005, the beginning of our third fiscal quarter of 2005. Since the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense generally is recognized. The Company expects that the adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share included in Note 2 to the Company’s consolidated financial statements.

(3)	Comprehensive Income (Loss)
      The Company’s total comprehensive income (loss) is as follows:

	Year Ended December 31,

	2004	2003	2002

Net income (loss)	$303	$(6,523)	$(15,301)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(74)	(25)	(13)

Comprehensive income (loss)	$229	$(6,548)	$(15,314)

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)

(4)	Cash Equivalents, Restricted Cash and Marketable Securities
      Cash and cash equivalents consist of the following:

	December 31,

	2004	2003

Cash	$13,009	$11,344
Commercial paper	1,752	1,000

	$14,761	$12,344

      At December 31, 2004, the Company maintained $82,000 of restricted cash as part of its revolving line of credit agreement with a commercial bank (see Note 18).
      Available-for-sale marketable securities at December 31, 2004 and 2003 consist of the following:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2004 —
U.S. Government debt securities	$2,734	$6	$(2)	$2,738
Corporate obligations	26,094	4	(443)	25,655
Commercial paper	495	3	—	498

	$29,323	$13	$(445)	$28,891

December 31, 2003 —
U.S. Government debt securities	$508	$—	$—	$508
Corporate obligations	11,717	48	(52)	11,713
Commercial paper	1,497	—	—	1,497

	$13,722	$48	$(52)	$13,718

      All available-for-sale marketable securities have contractual maturities of one to two years.
      The aggregate fair value of investments with unrealized losses was approximately $24,413,000 and $9,769,000 at December 31, 2004 and 2003, respectively. All such investments have been in an unrealized loss position for less than a year.
      The Company reviews investments in U.S. Government debt securities and corporate obligations for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.
      The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)

(5)	Investment in Sales-Type Leases
      The Company leases equipment to customers under sales-type leases. The components of the Company’s net investment in sales-type leases are as follows:

	December 31,

	2004	2003

Total minimum lease payments receivable	$5,815	$6,493
Less:
Unearned interest income	842	985
Allowance for lease payments	955	1,098

Net investment in sales-type leases	4,018	4,410
Less — current portion	1,698	1,797

	$2,320	$2,613

      Future minimum lease payments due under non-cancelable leases as of December 31, 2004 are as follows:

Year Ending December 31,

2005	$1,965
2006	1,400
2007	876
2008	444
2009	175

$4,860

(6)	Inventory
      Inventory consists of the following:

	December 31,

	2004	2003

Raw materials	$959	$739
Work-in-progress	66	62
Finished goods	1,199	714

	$2,224	$1,515

      For the years ended December 31, 2004, 2003 and 2002, approximately $275,000, $48,000 and $30,000, respectively, of raw material components of monitors were written down to zero cost and subsequently scrapped or used for repair and service.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)

(7)	Property and Equipment
      Property and equipment consist of the following:

		December 31,
	Useful Life
	in Years	2004	2003

Construction in progress	—	$545	$340
Computer equipment	3	5,731	5,262
Demonstration, evaluation and rental equipment	2	60	61
Machinery and equipment	3 to 5	5,021	4,555
Furniture and fixtures	3	2,012	1,934
Leasehold improvements	Shorter of the lease or useful life of the asset	1,630	1,630

		14,999	13,782
Accumulated depreciation and amortization		(12,337)	(10,786)

		$2,662	$2,996

(8)	Income Taxes
      The Company’s effective income tax rate as of December 31, 2004 differed from the expected US federal statutory income tax rate as set forth below:

December 31,
2004

Expected federal tax expense	$103
Permanent differences	124
Previously unbenefitted net operating losses	(227)

Income tax expense	$—

      Deferred income tax assets consist of the following:

	December 31,

	2004	2003

Net operating loss carryforwards	$33,061	$29,433
Tax credit carryforwards	3,431	3,315
Deferred revenue	2,280	2,535
Other	3,146	3,949

Gross deferred tax assets	41,918	39,232
Valuation allowance	(41,918)	(39,232)

Net deferred tax asset	$—	$—

      The Company accounts for income taxes under the provision of SFAS No. 109 which, requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on the “more-likely-than-not” standard of realizing such benefit. In determining whether it is “more-likely-than-not” that the Company will realize such benefits, SFAS No. 109 requires that all negative and positive evidence be considered in making the determination. SFAS No. 109 also indicates that “forming a

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years;” therefore, the Company has determined that it is required by the provision of SFAS No. 109 to maintain a valuation allowance for all of the recorded net deferred tax assets. This determination is based primarily on historical losses without considering the impact of any potential upturn in the business. Accordingly, future favorable adjustments to the valuation allowance may be required if and when circumstances change. During 2004, the valuation allowance increased by $2,686,000.
      As of December 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $92,195,000 and $34,654,000, respectively, and tax credits for federal and state income tax purposes of approximately $2,469,000 and $1,457,000, respectively. These tax attributes began expiring in 2002 and will continue to expire through 2024 if not utilized. Additionally, the net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.
      As of December 31, 2004, the Company has deferred tax assets of approximately $3,362,000 that pertain to net operating loss carryforwards resulting from the exercise of employee stock options. If recognized, the tax benefit of these losses will be accounted for as a credit to stockholders’ equity.

(9)	Stockholders’ Equity

Warrants
      In December 1998, the Company issued warrants to purchase approximately 193,000 shares of common stock in association with the issuance of convertible preferred stock. The warrants had an exercise price of $12.50 per share and warrants to purchase approximately 160,000 shares of common stock expired unexercised on February 2, 2003. The Company allocated the proceeds received between the preferred stock and the warrants based on the estimated fair market values of the convertible preferred stock and the warrants.

Common Stock
      At December 31, 2004, the Company has reserved approximately 7,032,000 shares of common stock for issuance under the Company’s stock option plans and approximately 120,352 shares of common stock for issuance under the Company’s 1999 Employee Stock Purchase Plan.

(10)	Stock Option Plans
      The Company’s stock option plans provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 10,560,000 shares of common stock to employees, directors and advisors. Option exercise prices are determined by the Board of Directors. Stock options and restricted common stock generally vest over two to four years and provide for the acceleration of vesting upon a change of control of the Company. At December 31, 2004, approximately 2,447,000 shares of common stock were available for future grant under the Company’s stock option plans.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
      A summary of stock option activity is as follows:

			Weighted
	Number of		Average Option
	Shares	Option Exercise Prices	Price per Share

Outstanding, December 31, 2001	3,409,778	$.20-47.88	11.16
Granted	1,323,700	2.51-10.55	7.40
Exercised	(90,694)	.20-10.20	2.39
Canceled	(543,672)	2.80-28.63	10.52

Outstanding, December 31, 2002	4,099,112	.20-47.88	10.23
Granted	740,725	3.62-10.12	5.25
Exercised	(83,560)	.20-10.00	3.30
Canceled	(282,109)	2.51-47.88	11.81

Outstanding, December 31, 2003	4,474,168	.20-47.88	9.43
Granted	1,040,750	12.50-23.62	15.71
Exercised	(810,201)	.20-23.63	7.17
Canceled	(120,284)	2.51-45.83	11.42

Outstanding, December 31, 2004	4,584,433	$.20-47.88	$11.20

Exercisable, December 31, 2004	3,071,455	$.20-47.88	$11.15
Exercisable, December 31, 2003	2,973,255	$.20-47.88	$10.20
Exercisable, December 31, 2002	2,327,699	$.20-47.88	$10.03
      During 1997 and 1998, the Company accelerated the vesting of certain employees’ and directors’ stock options. These employees and directors exercised options to acquire 1,495,470 shares of common stock. The option exercise price was paid in the form of cash of $45,735 and by delivery to the Company of full recourse promissory notes of $336,580. These promissory notes bear interest at 5.28% per annum and are payable over periods ranging up to five years. The shares of common stock were subject to a repurchase right by the Company. As of December 31, 2004, no shares remained subject to repurchase and there were no amounts outstanding on these loans.
      During 2000, an employee exercised stock options to purchase 143,511 shares of common stock with a full recourse promissory note of $234,420. The loan was payable over five years and bore interest at a rate of 8% per annum. As of December 31, 2004, there was no outstanding amount on this loan.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
      A summary of outstanding and exercisable options as of December 31, 2004 is as follows:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price

$ 0.20 – $ 3.68	732,135	5.55	$2.56	483,491	$2.02
3.85 – 4.20	494,661	5.22	4.04	387,666	4.09
4.96 – 9.80	502,192	5.42	7.73	381,840	7.86
10.00 – 10.12	510,700	7.22	10.03	305,381	10.01
10.19 – 11.69	526,618	5.55	10.78	505,829	10.79
12.40 – 14.91	496,923	7.56	13.23	309,961	12.72
15.00 – 15.23	46,450	5.79	15.16	7,200	15.00
15.66 – 15.66	675,754	9.09	15.66	176,330	15.66
17.00 – 23.63	474,450	6.36	22.71	389,207	23.60
24.50 – 47.88	124,550	5.34	33.43	124,550	33.43

$ 0.20 – $47.88	4,584,433			3,071,455

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

1998 Stock Incentive Plan
      The Company’s 1998 Stock Incentive Plan (the “1998 Incentive Plan”) was adopted by the Board of Directors on July 8, 1998. The Board of Directors has authorized the Compensation Committee to administer the 1998 Incentive Plan, including the granting of options to executive officers. At December 31, 2004, the 1998 Incentive Plan provided for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 3,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors and advisors. Options granted under the 1998 Incentive Plan terminate ten years from the date of grant. Option exercise prices are determined by the Compensation Committee, but cannot be less than 100% of fair market value for incentive stock options.

1998 Director Stock Option Plan
      In February 1998, the Company adopted the 1998 Director Stock Option Plan (the “Director Plan”). Under the terms of this plan, directors of the Company who are not employees of the Company are eligible to receive nonstatutory options to purchase shares of common stock. At December 31, 2004, a total of 200,000 shares of common stock could be issued upon exercise of options under this plan. The initial options granted under the Director Plan are exercisable as to 50% of the shares pursuant to the option as of the date of grant and as to one-sixth of the shares on the first, second and third anniversaries of the date of grant, provided that the optionee continues to serve as a director and provide for the acceleration of vesting upon a change of control of the Company. Additional options, which are granted annually, will be exercisable in three equal annual installments on each of the first, second and third anniversaries of the date of grant, provided that the

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
optionee continues to serve as a director. Options granted under the Director Plan terminate on the earlier of (i) ten years from the date of grant, or (ii) sixty days after the optionee ceases to serve as a director.

1999 Employee Stock Purchase Plan
      In December 1999, the Company adopted its 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows eligible employees the right to purchase shares of common stock at the lower of 85% of the closing price per share of common stock on the first or last day of an offering period. Each offering period is six months. An aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to the Purchase Plan. As of December 31, 2004, 179,648 shares of the Company’s common stock had been issued under the Purchase Plan.

2001 Stock Incentive Plan
      The Company’s 2001 Stock Incentive Plan (the “2001 Incentive Plan”) was adopted by the Company’s Board of Directors on March 19, 2001 and approved by the Company’s stockholders on May 22, 2001. The Board of Directors has authorized the Compensation Committee to administer the 2001 Incentive Plan, including the granting of options to executive officers. At December 31, 2004, the 2001 Incentive Plan provided for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 4,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors and advisors. Options granted under the 2001 Incentive Plan terminate ten years from the date of grant. Option exercise prices are determined by the Compensation Committee, but cannot be less than 100% of fair market value for incentive stock options.

(11)	Distribution and Licensing Agreements
      The Company has entered into various distribution, licensing and royalty agreements relating to its products with distributors and original equipment manufacturers covering both the domestic and international markets. These agreements have original terms ranging from two to ten years. In connection with these agreements, approximately $5,650,000 and $6,485,000 of payments received were classified as deferred revenue as of December 31, 2004 and 2003, respectively. The deferred revenue includes prepaid license and royalty fees. The deferred revenue is recognized either at shipment or delivery in accordance with the agreed upon contract terms and as license and royalty fees are earned. License and royalty fees are related to future technological developments and will be recognized upon shipment or delivery of units incorporating the technology in accordance with the agreed upon contract terms. For the years ended December 31, 2004 and 2003, the Company had approximately $205,000 and $23,000, respectively, in deferred revenue related to revenue arrangements, which had been deferred until the revenue recognition criteria in SAB No. 104 and other authoritative accounting literature have been met.

(12)	401(k) Savings Plan
      The Company has a 401(k) savings plan in which substantially all domestic employees can participate. Employer contributions are at the discretion of the Board of Directors and vest ratably over five years. The Company made no contributions to the plan during the years ended December 31, 2004, 2003 and 2002.

(13)	Commitments and Contingencies

Leases
      The Company leases approximately 61,000 square feet of research and development, sales and marketing, production and general and administrative space in Newton, Massachusetts under an operating lease that

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
expires in December 2006. Effective February 1, 2004, the lease on the Company’s office space in Leiden, The Netherlands expired. A new operating lease for the Company’s international organization was entered into for approximately 2,765 square feet of office space in De Meern, The Netherlands. This lease expires in October 2008. Rent expense was approximately $998,000, $936,000 and $966,000 in 2004, 2003 and 2002, respectively. Future gross minimum lease commitments for all non-cancelable operating leases as of December 31, 2004 are as follows:

Year Ending December 31,

2005	$1,258
2006	1,238
2007	222
2008	94

Total minimum lease payments	$2,812

(14)	Other Related Party Transactions
      Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000, to certain officers, employees and a consultant of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At December 31, 2004 and 2003, the aggregate outstanding balance on these loans was approximately $47,000 and $781,000, respectively. The long-term portion of the loans is included in long-term notes receivable from related parties, and the short-term portion of approximately $22,000 and $128,000 at December 31, 2004 and 2003, respectively, is included in other current assets in the accompanying consolidated balance sheets.

(15)	Accrued Liabilities
      Accrued liabilities consist of the following:

	December 31,

	2004	2003

Payroll and payroll-related	$5,614	$5,492
Professional services	281	223
Warranty	137	147
Accrued research and development expenses	133	105
Accrued sales and marketing expenses	165	486
Accrued general and administrative expenses	164	223
Deferred rent expense	128	177
Taxes payable	527	615
Unvouchered invoices	683	403

Total accrued liabilities	$7,832	$7,871

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)

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
      Revenue by geographic destination and as a percentage of total revenue is as follows:

	Year Ended December 31,

	2004	2003	2002

Geographic Area by Destination
Domestic	$43,638	$35,968	$33,089
International	11,926	8,123	6,687

Total	$55,564	$44,091	$39,776

	Year Ended December 31,

	2004	2003	2002

Geographic Area by Destination
Domestic	79%	82%	83%
International	21	18	17

Total	100%	100%	100%

      The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2004, 2003 and 2002.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)

(17)	Valuation and Qualifying Accounts
      The following tables set forth activity in the Company’s valuation and qualifying accounts:

		Additions

	Balance at	Charges (Credits)	Charges		Balance at
	Beginning of	to Expenses and	(Credits) to		End of
	Period	Costs of Revenue	Revenue	Deductions	Period

Allowance for Doubtful Accounts
Year Ended —
December 31, 2002	$522,000	$(100,000)	$—	$14,000	$408,000
December 31, 2003	408,000	(237,000)	—	21,000	150,000
December 31, 2004	150,000	(39,000)		70,000	41,000
Reserve for Excess or Obsolete Inventory
Year Ended —
December 31, 2002	$296,000	$(80,000)	$—	$30,000	$186,000
December 31, 2003	186,000	70,000	—	48,000	208,000
December 31, 2004	208,000	279,000	—	275,000	212,000
Allowance for Lease Payments
Year Ended —
December 31, 2002	$957,000	$—	$209,000	$—	$1,166,000
December 31, 2003	1,166,000	—	186,000	254,000	1,098,000
December 31, 2004	1,098,000	—	(122,000)	(21,000)	955,000

(18)	Loan Agreements
      In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2005 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At December 31, 2004, the Company had outstanding standby letters of credit with the commercial bank of approximately $80,000. At December 31, 2004, there was no outstanding balance under this revolving line of credit.
      The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. In connection with the extension of the revolving line of credit in May 2004, the Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. Prior to the amendment in May 2004, the Company was required to maintain restricted cash in an amount equal to 102% of the $5,000,000 commitment, or $5,100,000. At December 31, 2004, the Company was in compliance with all covenants contained in the revolving line of credit agreement. At December 31, 2004, the interest rate on the revolving line of credit was 5.25%.
      In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with BSC in connection with a strategic alliance (see Note 19).

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
      In July 1999, the Company entered into an agreement under which it can sell a portion of its existing and future investment in sales-type leases to a third-party finance company. Through December 31, 2004, the Company sold approximately $5.1 million of its investment in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125, the proceeds from these sales have been classified as debt in the accompanying consolidated balance sheets. This debt bears interest at rates ranging from 10.25% to 12.50%. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investment in sales-type leases.
      Future principal payments under the Company’s sales-type lease debt agreements are as follows:

Year Ending December 31,

2005	$311
2006	126
2007	56
2008	4

Total principal payments	$497

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
      Approximately $4,917,000 of the aggregate purchase price is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2004, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2014 pursuant to an amendment to the OEM product development agreement with Boston Scientific Corporation entered into in January 2005. On January 31, 2005, the Company amended its OEM product development agreement with Boston Scientific Corporation to provide a two year extension to the period during which Boston Scientific Corporation may exercise an option to distribute sedation management technology for interventional and specialty medical procedure suites. The amendment extends until December 31, 2006, Boston Scientific Corporation’s right to exercise its option and also extends until the end of 2014 the term of Boston Scientific Corporation’s distribution rights. This amendment will reduce the revenue that the Company records on a quarterly basis by approximately $31,000. Approximately $615,000 was recognized as revenue for the years ended December 31, 2004 and 2003.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)
      As part of the strategic alliance with BSC, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At December 31, 2004, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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

(20)	Shareholder Rights Plan
      On November 29, 2004, the Company adopted a shareholder rights plan. In connection with the adoption of this plan, the Company’s Board of Directors declared a dividend of one right for each outstanding share of the Company’s Common Stock, $0.01 par value per share, to stockholders of record at the close of business on December 10, 2004. Pursuant to the Rights Agreement, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $150.00 per share in cash. The Rights are not exercisable until the Distribution Date as defined in the Rights Agreement filed with the Securities and Exchange Commission on December 1, 2004 and will expire upon the close of business on November 29, 2014 unless earlier redeemed or exchanged as defined in the Rights Agreement.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands, except per share amounts)

(21)	Summarized Quarterly Financial Data (Unaudited)
      The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2004 and December 31, 2003:

	For the Quarter Ended

	April 3,	July 3,	October 2,	December 31,
	2004	2004	2004	2004

Revenue	$12,797	$13,426	$13,625	$15,716
Gross profit margin	9,932	10,249	10,380	12,011
Operating expenses	10,908	10,818	10,118	11,349
Net income (loss)	$(796)	$(376)	$520	$955
Net income (loss) per share
Basic	$(0.04)	$(0.02)	$0.03	$0.05
Diluted	$(0.04)	$(0.02)	$0.02	$0.04

	For the Quarter Ended

	March 29,	June 28,	September 27,	December 31,
	2003	2003	2003	2003

Revenue	$10,127	$10,709	$11,189	$12,066
Gross profit margin	7,578	7,992	8,428	9,194
Operating expenses	10,296	9,972	9,982	10,191
Net loss	$(2,524)	$(1,795)	$(1,387)	$(817)
Basic and diluted net loss per share	$(0.13)	$(0.09)	$(0.07)	$(0.04)

EXHIBIT INDEX

Exhibit
No.		Exhibit

3(i)	.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
3(ii)	.1	Amended and Restated By-Laws are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 0-24663).

3.2		Certificate of Designations of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).

4.1		Specimen common stock certificate is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

4.2		See Exhibits 3(i).1 and 3(ii).1 for provisions of the Registrant’s certificate of incorporation and by-laws defining the rights of holders of common stock.

4.3		Rights Agreement, dated as of November 29, 2004, between Aspect Medical Systems, Inc. and EquiServe Trust Company, N.A., which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).

10.1		1998 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.2†	International Distribution Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.3†	International License Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.4		License Agreement, dated as of October 31, 1995, by and between the Registrant and Siemens Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.5†	Product Agreement, dated May 5, 1999, by and between the Registrant and Drager Medizintechnik GmbH is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.6†	OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.7†	Letter Agreement, dated August 27, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.8†	Distribution and License Agreement, dated as of April 1, 1996, between SpaceLabs Medical, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.9		Form of Promissory Note made in favor of the Registrant by certain directors and executive officers, together with Form of Pledge Agreement, by and between the Registrant and certain directors and executive officers, together with a schedule of material terms are incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

Exhibit
No.		Exhibit

10.10		Promissory Note, dated April 10, 1998, made in favor of the Registrant by Jeffrey Barrett, together with Pledge Agreement, dated as of April 10, 1998, by and between the Registrant and Jeffrey Barrett are incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.11		Fourth Amended and Restated Registration Rights Agreement, dated December 17, 1998, by and among the Registrant and the several purchasers named on the signature pages thereto is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.12†	Supplier Agreement, dated August 13, 1999, between Novation, LLC and the Registrant is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.13†	OEM Development and Purchase Agreement, dated December 22, 1999, by and between the Registrant and GE Marquette Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.14†	Master Distribution Agreement, dated September 1, 2000, by and between the Registrant and Datex-Ohmeda Division of Instrumentarium Corporation is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-24663).

10.15		Sublease Agreement, dated as of October 15, 1999, by and between Newton Technology Park LLC and the Registrant is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-24663 Iomega).

10.16		Revolving Credit Facility, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Promissory Note, dated May 16, 2001, by and between the Registrant and Fleet National Bank and Pledge Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File No. 0-24663).

10.17		First Amendment, dated December 21, 2001, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24663).

10	.18†	Addendum No. 1, effective January 1, 2002, to OEM Development and Purchase Agreement, dated December 22, 1999, by and between the Registrant and GE Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 0-24663).

10.19		Advisory Board Agreement, dated as of January 23, 2002, by and between Stephen E. Coit and the Registrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 0-24663).

10.20		Stock Purchase Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2002 (File No. 0-24663).

10.21		Registration Rights Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 7, 2002 (File No. 0-24663).

10.22		Loan Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation, together with Security Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation and Promissory Note dated as of August 7, 2002, made by the Registrant in favor of Boston Scientific Corporation are incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 7, 2002 (File No. 0-24663).

Exhibit
No.		Exhibit

10	.23†	OEM Product Development Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2002 (File No. 0-24663).

10.24		Third Amendment, dated March 21, 2003, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-24663).

10	.25†	OEM Development and Purchase Agreement, dated February 13, 2002, by and between the Registrant and Dixtal Biomedica Ind E Com Ltda. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 0-24663).

10.26		Special Bonus Program for Nassib G. Chamoun dated April 24, 2003 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 0-24663).

10	.27†	OEM Development and Purchase Agreement, dated July 24, 2003, by and between the Registrant and Datascope Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2003 (File No. 0-24663).

10	.28†	Addendum 1, effective January 1, 2003, to the OEM Purchase Agreement, dated September 1, 2000, by and between the Registrant and Datex-Ohmeda Division of Instrumentarium Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2003 (File No. 0-24663).

10	.29†	Addendum 1, Effective January 1, 2003, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24663).

10	.30†	Addendum 3, effective March 13, 2003, to the OEM Development and Purchase Agreement, dated December 22, 1999, by and between the Registrant and GE Marquette Medical Systems, Inc is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24663).

10	.31†	BISx Development, Purchase and License Agreement dated January 28, 2004, by and between the Registrant and Draeger Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

10	.32†	Addendum 2, effective January 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

10.33		Stock Purchase Agreement, dated as of April 7, 2004, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 0-24663) is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

10.34		Fifth Amendment, dated May 14, 2004, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Deposit Pledge Agreement, dated May 14, 2004, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-24663).

Exhibit
No.		Exhibit

10	.35†	Exclusive License Agreement, dated July 1, 2004, by and between the Registrant and The Regents of the University of California is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-24663).

10.36		Sixth Amendment, dated October 8, 2004, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 2, 2004 (File No. 0-24663).

10.37		2001 Stock Incentive Plan, is incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 18, 2001 (File No. 0-24663).

10.38		Executive Officer 2005 Bonus Plan is incorporated herein by reference to the Registrants Current Report on Form 8-K dated February 17, 2005 (File No. 0-24663).

10.39		Form of Stock Option Agreement Granted Under 2001 Stock Incentive Plan.

10.40		Cash Compensation for Non-Management Directors of Aspect Medical Systems, Inc.

10.41		Base Salaries of Named Executive Officers of Aspect Medical Systems, Inc.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP.

31.1		Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.