Form 10-Q
period 2005-04-02
ASPECT MEDICAL SYSTEMS INC
filed 2005-05-12
CIK 886235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑ NO ☐

The Registrant had 21,365,723 shares of Common Stock, $0.01 par value per share, outstanding as of May 6, 2005.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 2,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,885	$14,761
Restricted cash	82	82
Short-term investments	18,035	17,452
Accounts receivable, net of allowances of $49 at April 2, 2005 and $41 at December 31, 2004	8,249	7,835
Current portion of investment in sales-type leases	1,682	1,698
Inventory, net	3,196	2,224
Other current assets	2,669	1,192

Total current assets	44,798	45,244
Property and equipment, net	2,660	2,662
Long-term investments	12,855	11,439
Long-term investment in sales-type leases	2,279	2,320
Long-term portion of notes receivable from related parties	—	25

Total assets	$62,592	$61,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$229	$311
Accounts payable	2,428	1,920
Accrued liabilities	5,996	7,832
Deferred revenue	929	957

Total current liabilities	9,582	11,020
Long-term portion of deferred revenue	4,754	4,898
Long-term debt	150	186
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 21,130,922 and 20,838,611 shares issued and outstanding at April 2, 2005 and December 31, 2004, respectively	211	208
Additional paid-in capital	147,471	145,429
Deferred compensation	(622)	—
Accumulated other comprehensive loss	(110)	(78)
Accumulated deficit	(98,844)	(99,973)

Total stockholders’ equity	48,106	45,586

Total liabilities and stockholders’ equity	$62,592	$61,690

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(Unaudited)	(Unaudited)
Revenue	$17,084	$12,797
Costs of revenue	4,442	2,865

Gross profit margin	12,642	9,932

Operating expenses:
Research and development	1,988	1,946
Sales and marketing	7,276	6,565
General and administrative	2,611	2,397

Total operating expenses	11,875	10,908

Income (loss) from operations	767	(976)
Interest income	376	209
Interest expense	(13)	(29)

Net income (loss)	$1,130	$(796)

Net income (loss) per share:
Basic	$0.05	$(0.04)
Diluted	$0.05	$(0.04)

Weighted average shares used in computing net income (loss) per share:
Basic	20,918	19,596
Diluted	23,211	19,596

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,130	$(796)
Adjustments to reconcile net income (loss) to net cash used for operating activities -
Depreciation and amortization	414	404
Provision for doubtful accounts	—	(50)
Compensation expense related to stock options and restricted stock	61	34
Changes in assets and liabilities -
(Increase) decrease in accounts receivable	(414)	489
Increase in inventory	(972)	(153)
Increase in other assets	(1,454)	(537)
Decrease in investment in sales-type leases	58	129
Increase (decrease) in accounts payable	508	(145)
Decrease in accrued liabilities	(1,836)	(2,054)
Decrease in deferred revenue	(172)	(202)

Net cash used for operating activities	(2,677)	(2,881)

Cash flows from investing activities:
Payments on loans to related parties	1	233
Acquisition of property and equipment	(412)	(160)
Purchases of marketable securities	(12,255)	(4,041)
Proceeds from sales and maturities of marketable securities	10,224	5,835

Net cash (used for) provided by investing activities	(2,442)	1,867

Cash flows from financing activities:
Principal payments on debt related to investment in sales-type leases	(118)	(210)
Proceeds from issuance of common stock	1,361	1,194

Net cash provided by financing activities	1,243	984

Net decrease in cash and cash equivalents	(3,876)	(30)
Cash and cash equivalents, beginning of period	14,761	12,344

Cash and cash equivalents, end of period	$10,885	$12,314

Supplemental disclosure of cash flow information:
Interest paid	$13	$29

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at April 2, 2005 and December 31, 2004. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

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

     As of April 2, 2005, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.

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

     In connection with the Stock Purchase Agreement and OEM Product Development Agreement with Boston Scientific Corporation (“BSC”) discussed in Note 9, the Company recorded approximately $6,300,000 of deferred revenue in August 2002. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement with BSC, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the OEM product development and distribution agreement continues until such time that BSC is no longer distributing the Company’s products under the agreement, but in no event will extend beyond December 31, 2014.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

Research and Development Costs

     The Company charges research and development costs to operations as incurred. Research and development costs include costs associated with new product development, product improvements and extensions, clinical studies and project consulting expenses.

Allowance for Doubtful Accounts

     Estimates are used in determining the Company’s allowance for doubtful accounts based on the Company’s historical collections experience, historical write-offs of its receivables, current trends, credit policy and a percentage of the Company’s accounts receivable by aging category. The Company also reviews the credit quality of its customer base as well as changes in its credit policies. The Company continually monitors collections and payments from its customers and adjusts the allowance for doubtful accounts as needed.

Inventory

     The Company values inventory at the lower of cost or estimated market value, and determines cost on a first-in, first-out basis. The Company regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on production history and on its estimated forecast of product demand. The medical device industry in which the Company markets its products is characterized by rapid product development and technological advances that could result in obsolescence of inventory. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case it would need to change its estimate of the provision required for excess and obsolete inventory. If revisions are deemed necessary, the Company would recognize the adjustments in the form of a charge to its costs of revenue at the time of the determination.

Warranty

     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three months ended April 2, 2005 and April 3, 2004, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at April 2, 2005, was as follows:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Beginning balance	$137	$147
Warranty expense	34	25
Deductions and other	(13)	(20)

Ending balance	$158	$152

Shipping and Handling Costs

     Shipping and handling costs are included in costs of revenue in the consolidated statements of operations.

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

Net Income (Loss) Per Share

     In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share amounts for the three months ended April 2, 2005 and April 3, 2004 were computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during those periods and diluted net income (loss) per share was computed using the weighted average number of common shares outstanding and other dilutive securities, as applicable, during those periods.

     For the three months ended April 2, 2005, the Company has included in the calculation of the Company’s diluted net income per share approximately 2,293,000 shares related to common stock issuable pursuant to the exercise of stock options and restricted stock under the treasury stock method.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

     Basic and diluted net income (loss) per share amounts for the three months ended April 2, 2005 and April 3, 2004 were determined as follows:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Basic:
Net income (loss)	$1,130	$(796)

Weighted average shares outstanding	20,918	19,596

Basic net income (loss) per share	$0.05	$(0.04)

Diluted:
Net income (loss)	$1,130	$(796)

Weighted average shares outstanding	20,918	19,596
Effect of dilutive stock options and restricted stock	2,293	—

Weighted average shares assuming dilution	23,211	19,596

Diluted net income (loss) per share	$0.05	$(0.04)

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

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees using the intrinsic value method under APB Opinion No. 25 and has adopted the fair value disclosure-only alternative under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company has computed the weighted-average fair value of options granted in the three months ended April 2, 2005 and April 3, 2004 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

	Three Months Ended
	April 2,	April 3,
	2005	2004
Risk free interest rate	3.62%	3.15%
Expected dividend yield	—	—
Expected life of options	5 years	5 years
Expected volatility	50%	56%
Weighted average fair market value of options granted	$9.71	$9.07

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

     If the Company had recognized compensation cost for these awards consistent with SFAS No. 123, the Company’s net income (loss) and pro forma net income (loss) per common share would have increased to the following pro forma amounts:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net income (loss):
Net income (loss) as reported	$1,130	$(796)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,536)	(1,874)

Pro forma net loss	$(406)	$(2,670)

Net income (loss) per share:
Basic:
As reported	$0.05	$(0.04)
Pro forma	$(0.02)	$(0.14)

Diluted:
As reported	$0.05	$(0.04)
Pro forma	$(0.02)	$(0.14)

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Also, because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of SFAS No. 123 are not necessarily representative of the pro forma results in future years.

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. Since the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense generally is recognized. The Company expects that the adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share included in Note 2 to the Company’s unaudited consolidated financial statements.

     In April 2005, the SEC deferred the deadline for adoption of SFAS 123R’s provisions on share-based payment. Specifically, SEC registrants previously required to adopt SFAS 123R’s provisions at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005, under the new SEC rule. As such, the Company intends to adopt SFAS 123R on January 1, 2006.

(3)	Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net income (loss)	$1,130	$(796)
Other comprehensive loss:
Unrealized loss on marketable securities	(32)	—

Comprehensive income (loss)	$1,098	$(796)

(4)	Investment in Sales-Type Leases

The components of the Company’s net investment in sales-type leases are as follows:

	April 2,	December 31,
	2005	2004
Total minimum lease payments receivable	$5,681	$5,815
Less:
Unearned interest income	812	842
Allowance for lease payments	908	955

Net investment in sales-type leases	3,961	4,018
Less — current portion	1,682	1,698

	$2,279	$2,320

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

(5)	Inventory

Inventory consists of the following:

	April 2,	December 31,
	2005	2004
Raw materials	$1,566	$959
Work-in-progress	106	66
Finished goods	1,524	1,199

	$3,196	$2,224

(6)	Segment Information and Enterprise Reporting

     The Company operates in one reportable segment as it markets and sells one family of anesthesia monitoring systems. The Company does not disaggregate financial information by product or geographically, other than sales by region and sales by product, for management purposes. Substantially all of the Company’s assets are located within the United States. All of the Company’s products are manufactured in the United States.

     Revenue by geographic region and as a percentage of total revenue is as follows:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Geographic Area by Region
Domestic	$12,935	$10,380
International	4,149	2,417

Total	$17,084	$12,797

	Three Months Ended
	April 2,	April 3,
	2005	2004
Geographic Area by Region
Domestic	76%	81%
International	24	19

Total	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three months ended April 2, 2005 and April 3, 2004.

(7) Related Party Transactions

     Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000, to certain officers, employees and a consultant of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At April 2, 2005 and December 31, 2004, the aggregate outstanding balance on these loans was approximately $46,000 and $47,000, respectively. At April 2, 2005, the entire $46,000 was classified as short-term and included in other current assets in the accompanying consolidated balance sheet.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

(8) Loan Agreements

     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2005 and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At April 2, 2005, the Company had outstanding standby letters of credit with the commercial bank of approximately $80,000. At April 2, 2005 there was no outstanding balance under this revolving line of credit.

     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. In connection with the extension of the revolving line of credit in May 2004, the Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. Prior to the amendment in May 2004, the Company was required to maintain restricted cash in an amount equal to 102% of the $5,000,000 commitment, or $5,100,000. At April 2, 2005, the Company was in compliance with all covenants contained in the revolving line of credit agreement. At April 2, 2005, the interest rate on the revolving line of credit was 5.75%. The Company is currently in the process of negotiating a one year extension to the revolving line of credit with the commercial bank.

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

     Approximately $4,800,000 of the aggregate purchase price is recorded as deferred revenue in the accompanying consolidated balance sheet at April 2, 2005, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the agreement continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2014 pursuant to an amendment to the OEM product development agreement entered into with BSC in January 2005. On January 31, 2005, the Company amended its OEM product development agreement with BSC to provide a two year extension to the period during which BSC may exercise an option to distribute sedation management technology for interventional and specialty medical procedure suites. The amendment extends until December 31, 2006 BSC’s right to exercise its option and also extends until the end of 2014 the term of BSC’s distribution rights. This amendment will reduce the revenue that the Company records on a quarterly basis by approximately $31,000. Approximately $123,000 and $154,000, respectively, was recognized as revenue in the three months ended April 2, 2005 and April 3, 2004, respectively.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

     As part of the strategic alliance with BSC, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At April 2, 2005, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

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

(10) Shareholder Rights Plan

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room and intensive care settings and administer the precise amount of anesthesia needed by each patient. Our proprietary BIS system includes our BIS monitor, BIS Module Kit or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our group of sensor products, which we collectively refer to as BIS Sensors. In January 2005, we introduced our semi-reusable sensor product in the international market, excluding Japan.

     Our latest generation of stand-alone monitor, the A-2000® BIS Monitor, was cleared for marketing by the United States Food and Drug Administration, or the FDA, in February 1998. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. The BIS XP system offers enhanced performance capabilities and expanded benefits as compared with the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. In addition to our A-2000 BIS Monitor, we offer original equipment manufacturers our BIS Module Kit for integration into equipment sold by the original equipment manufacturers. Our BISx system, which was cleared for marketing by the FDA in February 2004, is our latest BIS monitoring system for integration into the equipment sold by original equipment manufacturers. The BISx system provides the BIS XP functionality in a single device approximately the size of a hockey puck, simplifying the incorporation of the BIS XP system into third-party patient monitoring systems.

     We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. For management purposes, we segregate our revenue by export sales by region and sales by products as shown in the following table:

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(in thousands)
Domestic revenue	$12,935	$10,380
Percent of total revenue	76%	81%

International revenue	$4,149	$2,417
Percent of total revenue	24%	19%

Total revenue	$17,084	$12,797

BIS Sensor revenue	$12,483	$9,207
Percent of total revenue	73%	72%

Equipment revenue	$4,601	$3,590
Percent of total revenue	27%	28%

Total revenue	$17,084	$12,797

     At April 2, 2005, we had cash, cash equivalents, restricted cash and short-term investments of approximately $29.0 million and working capital of approximately $35.2 million.

     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

     We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit or BISx system has been the primary reason for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our revenue, we need to continue to focus on both selling our Equipment and improving our per monitor and per original equipment manufacturer product sensor utilization rate. To achieve this growth, we continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will continue to contribute an increasing percentage of total revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.

     We were profitable for the fiscal quarters ended December 31, 2004 and April 2, 2005. We believe that maintaining our gross profit margin and controlling the growth of our operating expenses are important factors in sustaining profitability. To maintain our gross profit margin we believe we must continue to focus on maintaining our average unit sales prices of our BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross profit margin than Equipment, and continuing to reduce the costs of manufacturing our products.

     For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 2% and 3% of total revenue in the three months ended April 2, 2005 and April 3, 2004, respectively.

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

     In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Although Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and our A-2000 BIS Monitor, Nihon Kohden has requested, but has not yet received, approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 23% and 12%, respectively, of international revenue for the three months ended April 2, 2005 and April 3, 2004, respectively.

     Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2005 and beyond. These factors may have a potentially adverse effect on Equipment revenue and gross profit margin on Equipment as we continue to shift the focus of our placements from BIS monitors to BIS modules and BISx systems. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers in Japan may continue to delay purchases of our products or may choose not to purchase our products pending this approval.

Critical Accounting Policies

     Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We do not believe there is a significant likelihood that materially different amounts would be reported under different conditions or using different assumptions. We believe that our critical accounting policies and estimates are as follows:

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

  Inventories

     We value inventory at the lower of cost or estimated market value, and determine cost on a first-in, first-out basis. We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on production history and on our estimated forecast of product demand. The medical device industry in which we market our products is characterized by rapid product development and technological advances that could result in obsolescence of inventory. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we would need to change our estimate of the provision required for excess or obsolete inventory. If revisions are deemed necessary, we would recognize the adjustments in the form of a charge to costs of revenue at the time of the determination. Therefore, although we continually update our forecasts of future product demand, any significant unanticipated declines in demand or technological developments, such as the introduction of new products by our competitors, could have a significant negative impact on the value of our inventory, results of operations and cash flows in future periods.

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

Results of Operations

     The following tables present, for the periods indicated, expenses and other financial information expressed as a percentage of revenue and a summary of our total revenue. This information has been derived from our unaudited consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended
	April 2,	April 3,
	2005	2004
Revenue	100%	100%
Costs of revenue	26	22

Gross profit margin	74	78
Operating expenses:
Research and development	12	15
Sales and marketing	42	51
General and administrative	15	19

Total operating expenses	69	85
Income (loss) from operations	5	(7)
Interest income, net	2	1

Net income (loss)	7%	(6)%

Three Months Ended April 2, 2005 Compared to Three Months Ended April 3, 2004

	Three Months Ended		Percentage
	April 2,	April 3,	Increase
	2005	2004	(Decrease)
	(in thousands, except unit
	amounts)
Revenue — Worldwide
BIS Sensor	$12,483	$9,207	36%
BIS monitor	2,688	2,193	23%
Original equipment manufacturer products	1,148	542	112%
Other equipment and accessories	765	855	(11%)

Total Equipment	4,601	3,590	28%

Total revenue	$17,084	$12,797	33%

Unit Analysis — Worldwide
BIS Sensors	879,000	651,000	35%
BIS monitors	671	416	61%
Original equipment manufacturer products	1,035	377	175%
Installed base	25,895	20,613	26%

     Revenue. The 36% increase in revenue from the sale of BIS Sensors in the three months ended April 2, 2005 compared with the three months ended April 3, 2004 was primarily attributable to an increase of approximately 35% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. The increase in the number of BIS Sensors sold was combined with an increase in both the domestic and international sensor average selling price. During this period, domestic sensor units sold increased approximately 24% with an increase in the domestic average selling price of approximately 4% while international sensor units sold increased approximately 82% with an increase in the average selling price of approximately 2%. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 26% to 25,895 units at April 2, 2005 compared with 20,613 units at April 3, 2004.

     The 28% increase in revenue from the sale of Equipment in the three months ended April 2, 2005 compared with the three months ended April 3, 2004 was primarily driven by a 112% increase in original equipment manufacturer product revenue. The increase in original equipment manufacture product revenue was the result of an increase in the number of original equipment manufacturer products shipped during this period. In the three months ended April 2, 2005, the number of original equipment manufacturer products shipped to our original equipment manufacturers increased approximately 175%, from 377 original equipment manufacturer products shipped in the first quarter of 2004 compared with 1,035 original equipment manufacturer products shipped in the first quarter of 2005.

     Our gross profit margin was approximately 74% of revenue in the first quarter of 2005 compared with a gross profit margin of approximately 78% of revenue in the first quarter of 2004. The decrease in the gross profit margin in the first quarter of 2005 from the same quarter in the prior year was primarily the result of three factors. First, we had an increase in both revenue and unit shipments of our original equipment manufacturer products which have lower margins compared with our BIS monitors. Second, we had an increase of approximately 61% in sales of our BIS monitors with a corresponding decrease in our average monitor selling prices. Finally, international revenue increased as a percentage of total revenue from 19% in the first quarter of 2004 to 24% in the first quarter of 2005. International revenue carries a lower margin as we sell primarily through distributors in the international market while in the U.S. we sell through a direct sales force.

Expense Overview

	Three Months Ended
	April 2,	April 3,	Percentage
	2005	2004	Increase
	(in thousands)
Expenses
Research and development	$1,988	$1,946	2%
Sales and marketing	$7,276	$6,565	11%
General and administrative	$2,611	$2,397	9%

     Research and Development. The slight increase in research and development expenses in the three months ended April 2, 2005 compared with the three months ended April 3, 2004 was primarily attributable to an increase in salary expense of approximately $126,000, offset by a decrease in clinical study expenses of approximately $77,000. The increase in salary expense reflects annual salary increases which became effective in January 2005. We expect research and development expenses to increase in the second quarter of 2005 compared with the first quarter of 2005 as we continue to invest in clinical studies in an effort to expand applications for our technology, including our continued initiatives into neuroscience.

     Sales and Marketing. The increase in sales and marketing expenses in the three months ended April 2, 2005 compared with the three months ended April 3, 2004 was primarily attributable to an increase in operating expenses associated with our international subsidiaries of approximately $380,000, an increase of approximately $256,000 in compensation and benefits of which approximately $163,000 relates to an increase in commissions expense and a portion of the increase relates to annual salary increases, and an increase in recruiting fees of approximately $44,000. The $380,000 increase in our international operating expenses was the result of an increase of approximately $271,000 in compensation and benefits partly due to annual salary increases, and an increase of approximately $45,000 in travel and entertainment expenses. We expect sales and marketing expenses to increase in the second quarter of 2005 compared with the first quarter of 2005.

     General and Administrative. The increase in general and administrative expenses in the three months ended April 2, 2005 compared with the three months ended April 3, 2004 was primarily attributable to an increase in compensation and benefits of approximately $103,000 as a result of increased headcount and annual salary increases, an increase in accounting and tax services of approximately $87,000 and an increase in recruiting fees of approximately $26,000. We expect general and administrative expenses in the second quarter of 2005 to remain consistent with the first quarter of 2005.

     Interest Income. Interest income increased to approximately $376,000 in the three months ended April 2, 2005 from approximately $209,000 in the three months ended April 3, 2004, an increase of approximately 80%. The increase in interest income was primarily attributable to an increase in our cash, cash equivalent and investment balance in the three months ended April 2, 2005 compared with the three months ended April 3, 2004. We expect interest income in the second quarter of 2005 to decrease slightly compared with the first quarter of 2005.

     Interest Expense. Interest expense decreased to approximately $13,000 in the three months ended April 2, 2005 from approximately $29,000 in the three months ended April 3, 2004, a decrease of approximately 55%. The decrease in interest expense in the three months ended April 2, 2005 was a result of lower average outstanding debt obligations. We expect interest expense in the second quarter of 2005 to remain relatively constant compared with the first quarter of 2005 as we do not anticipate that our outstanding debt obligations will increase.

     Net Income (Loss). As a result of the factors discussed above, for the three months ended April 2, 2005, we had net income of approximately $1.1 million compared with a net loss of approximately $796,000 for the three months ended April 3, 2004 We did not record a provision for income taxes for the quarter ended April 2, 2005 as we have significant deferred tax assets available to offset any income tax liabilities and expenses. At April 2, 2005, we had a full valuation allowance against these gross deferred tax assets as we have determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Liquidity and Capital Resources

     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. Through April 2, 2005, we raised approximately $85.7 million from private equity financings, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. We also received approximately $2.8 million of financing under a term loan in December 1999. The outstanding principal on the equipment and term loans was paid in May 2001. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million.

     In May 2001, we entered into an agreement with Bank of America (formerly Fleet National Bank), for a $5.0 million revolving line of credit, which expires in May 2005. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with the extension of our revolving line of credit agreement in May 2004, we are now required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. Prior to the extension in May 2004, we were required to maintain restricted cash in an amount equal to 102% of the $5.0 million commitment. At April 2, 2005, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. At April 2, 2005, the interest rate on the line of credit was 5.75%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At April 2, 2005, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding in the amount of $80,000. We are currently in the process of negotiating a one year extension to the revolving line of credit with Bank of America.

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

     In connection with our strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At April 2, 2005, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.

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

     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at April 2, 2005. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the end of 2006. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.

     We expect to fund the growth of our business over the long term through cash flow from operations and through issuances of capital stock, promissory notes or other securities. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

     Working capital at April 2, 2005 was approximately $35.2 million compared to approximately $34.2 million at December 31, 2004. The increase in working capital from December 31, 2004 to April 2, 2005 was primarily attributable to a decrease of approximately $1.3 million in our accounts payable and accrued liabilities.

     Cash Used for Operations. We used approximately $2.7 million of cash for operations in the three months ended April 2, 2005 compared with approximately $2.9 million in the three months ended April 3, 2004. Cash used for operations in the three months ended April 2, 2005 was primarily driven by a decrease in accrued liabilities of approximately $1.8 million and an increase in other assets of approximately $1.5 million. These were partially offset by net income of approximately $1.1 million and an increase in accounts payable of approximately $508,000. The decrease in accrued liabilities of $1.8 million was primarily driven by a decrease in accrued bonus as we paid our 2004 bonuses in the first quarter of 2005. The increase in other assets relates to the renewal of our commercial insurance lines and directors and officers insurance of approximately $692,000 and an increase of approximately $630,000 in receivables from stock option exercises.

     Cash Used for Investing Activities. We used approximately $2.4 million of cash from investing activities in the three months ended April 2, 2005 compared with approximately $1.9 million of cash provided by investing activities in the three months ended April 3, 2004. The cash used by investing activities in the three months ended April 2, 2005 was primarily the result of the net purchases of investments of approximately $2.0 million and capital expenditures of approximately $412,000 related to leasehold improvements to our facilities and the purchase of computer hardware and machinery and equipment. In the three months ended April 3, 2004, we received approximately $1.8 million, net, of proceeds from sales and maturities of marketable securities and invested approximately $160,000 primarily related to expenditures for the purchase of computer hardware and third-party software.

     Cash Provided from Financing Activities. We received approximately $1.2 million of cash from financing activities in the three months ended April 2, 2005 primarily as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans of approximately $1.4 million, offset by payments of principal on debt related to our investment in sales-type leases of approximately $118,000. In the three months ended April 4, 2004, we received approximately $1.2 million of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans, offset by approximately $210,000 of payments of principal on debt related to out investment in sales-type leases.

     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investment in sales-type leases to Americorp Financial, Inc. Through April 2, 2005, we sold approximately $5.1 million of our investment in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investment in sales-type leases. At April 2, 2005, approximately $379,000 is recorded as debt on our unaudited consolidated balance sheet.

     We had capital expenditures of approximately $412,000 for the quarter ended April 2, 2005, which related primarily to leasehold improvements to our facilities and the purchase of computer hardware and third-party software. At April 2, 2005, we did not have any commitments for capital expenditures. We anticipate that the level of capital expenditures in the second quarter of 2005 will remain constant with the level of capital expenditures during the first quarter of 2005.

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

     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense generally is recognized. We expect that the adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share included in Note 2 to the Company’s unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

     In April 2005, the SEC deferred the deadline for adoption of SFAS 123R’s provisions on share-based payment. Specifically, SEC registrants previously required to adopt SFAS 123R’s provisions at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005, under the new SEC rule. As such, we intend to adopt SFAS 123R on January 1, 2006.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending July 2, 2005 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The following important factors represent some of the current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.

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

     We began selling our current BIS system in early 1998 and introduced the latest version, the BIS XP system, at the end of the third fiscal quarter of 2001. We also offer BIS monitoring systems, including the BISx system, for the integration into equipment sold by original equipment manufacturers. To date, we have not achieved widespread market acceptance of the BIS system for use in the operating room or in the intensive care unit from healthcare providers or professional anesthesia organizations. Because we depend on our BIS system for substantially all of our revenue and we have no other significant products, if we fail to achieve widespread market acceptance for the BIS system, we will not be able to sustain or grow our product revenue.

Various market factors may adversely affect our quarterly operating results through the second fiscal quarter of 2005 and beyond.

     Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2005. First, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs and the cost of transitioning our installed base to the BIS XP system may also adversely impact our revenue and operating results through the second fiscal quarter of 2005 and beyond. Additionally, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. While we believe this report is favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert and, accordingly, potential benefits to our business that could have resulted from this Alert may not be realized.

Fluctuations in our quarterly operating results could cause our stock price to decrease.

     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:

•	the timing and volume of customer orders for our BIS system,

•	implementation of, and our subsequent reduction on the focus of, our EP program,

•	use of and demand for our BIS Sensors,

•	transition of sales focus from BIS monitors to original equipment manufacturer products,

•	customer cancellations,

•	introduction of competitive products,

•	regulatory approvals,

•	changes in management,

•	turnover in our direct sales force,

•	effectiveness of new marketing and sales programs,

•	communications published by industry organizations or other in the anesthesia community that are unfavorable to our business,

•	reductions in orders by our distributors and original equipment manufacturers, and

•	the timing and amount of our expenses.

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

     We believe that the financial resources available to us, including our current working capital and available revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through at least the end of 2006. If we are unable to increase our revenue and maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:

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

     As of May 1, 2005, Boston Scientific Corporation owned approximately 27% of our outstanding common stock. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. If such products are not successfully developed, marketed and sold under the agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Even if we successfully develop new sedation management technology for less-invasive medical procedures, Aspect and Boston Scientific Corporation may not successfully market and sell this new technology.

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

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 2, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information.

     On January 12, 2005, we entered into a Capital Equipment Supplier Agreement with Novation, LLC. Novation provides purchasing opportunities to certain participating health care providers, which it refers to as its members.

     Pursuant to the terms and conditions of the supplier agreement, we will make the Quatro Sensor, Pediatric Sensor, Extend Sensor, Standard Sensor and the A-2000 XP Monitor, which we collectively refer to as the products, and services related hereto, available for purchase or lease to the members at prices established in the supplier agreement. We have agreed to adjust the prices and services offered in connection with the products in the future if necessary to assure market competitiveness. Novation has agreed to market the purchasing or leasing arrangements for the products covered by the supplier agreement to the members. In return for the services rendered by Novation pursuant to the supplier agreement, we will pay a fee to Novation based upon a percentage of the net sales of products to the members and an additional fee if the growth of business generated by Novation exceeds the growth of our business from other sources. The members are not subject to any minimum purchase obligations under the terms of the supplier agreement and have retained the right to contract directly with the members in exceptional circumstances.

     The supplier agreement went into effect on February 15, 2005 and expires on February 14, 2008. Either party may terminate the supplier agreement prior to its expiration for any reason by providing 90 days advanced written notice. In addition, either party may terminate the agreement immediately upon written notice in the event of a breach by the other party that remains uncured for a period of thirty days or due to the bankruptcy or insolvency of the other party.

     If, during the term of the supplier agreement, we introduce new technology that provides the same functionality as the products, (i) we have agreed to provide each member the opportunity to upgrade any product purchased, leased or ordered pursuant to the supplier agreement or (ii) we and Novation will agree to the terms for making upgrades available to members. In the event that we fail to disclose the existence of this new technology or we do not agree to terms of upgrades, Novation will have the right to terminate any products superseded by the new technology and may elect to contract with other suppliers for similar technology. If another supplier makes available a product which provides incremental patient care benefits and/or incremental safety benefits over the products, Novation may contract with a third party vendor, terminate the supplier agreement and allow the members to re-bid that line of products so members have access to the new technology at all times.

     We have agreed to maintain certain insurance coverage, including product liability insurance, during the term of the supplier agreement and to indemnify Novation, the members and authorized distributors against certain liabilities arising from (i) bodily injury or property damage caused by the products, (ii) our acts or omissions and (iii) any claim that the products infringe any United States patents. Novation has agreed to indemnify us for any violation of Novation’s representations and warranties set forth in the supplier agreement.

     The foregoing summary of the supplier agreement is qualified in its entirety by reference to the supplier agreement, which is attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.

Date: May 12, 2005	By:	/s/ Michael Falvey

Michael Falvey
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT
10.1 †	Capital Equipment Supplier Agreement for Level of Consciousness between Novation, LLC and the Registrant dated January 27, 2005.

10.2	Amendment No. 1 to the OEM Product Development Agreement between Boston Scientific Corporation and the Registrant dated January 31, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on February 4, 2005.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.