Form 10-Q
period 2005-07-02
ASPECT MEDICAL SYSTEMS INC
filed 2005-08-11
CIK 886235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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
YES ☑   NO ☐
The Registrant had 21,617,618 shares of Common Stock, $0.01 par value per share, outstanding as of August 5, 2005.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 2,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,217	$14,761
Restricted cash	82	82
Short-term investments	19,356	17,452
Accounts receivable, net of allowance of $133 at July 2, 2005 and $41 at December 31, 2004	8,861	7,835
Current portion of investment in sales-type leases	1,676	1,698
Inventory, net	3,927	2,224
Other current assets	2,105	1,192

Total current assets	55,224	45,244
Property and equipment, net	2,560	2,662
Long-term investments	12,782	11,439
Long-term investment in sales-type leases	2,329	2,320
Long-term portion of notes receivable from related parties	—	25

Total assets	$72,895	$61,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$165	$311
Accounts payable	1,845	1,920
Accrued liabilities	6,537	7,832
Deferred revenue	5,385	957

Total current liabilities	13,932	11,020
Long-term portion of deferred revenue	4,570	4,898
Long-term debt	111	186
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 21,567,697 and 20,838,611 shares issued and outstanding at July 2, 2005 and December 31, 2004, respectively	216	208
Additional paid-in capital	151,945	145,429
Deferred compensation	(581)	—
Accumulated other comprehensive loss	(70)	(78)
Accumulated deficit	(97,228)	(99,973)

Total stockholders’ equity	54,282	45,586

Total liabilities and stockholders’ equity	$72,895	$61,690

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Product revenue	$18,153	$13,270	$35,081	$25,914
Strategic alliance revenue	588	156	744	309

Total revenue	18,741	13,426	35,825	26,223

Costs of revenue	4,814	3,177	9,255	6,042

Gross profit margin	13,927	10,249	26,570	20,181

Operating expenses:
Research and development	2,397	1,802	4,385	3,747
Sales and marketing	7,493	6,748	14,769	13,313
General and administrative	2,826	2,268	5,437	4,665

Total operating expenses	12,716	10,818	24,591	21,725

Income (loss) from operations	1,211	(569)	1,979	(1,544)
Interest income	418	221	793	430
Interest expense	(14)	(28)	(27)	(58)

Net income (loss)	$1,615	$(376)	$2,745	$(1,172)

Net income (loss) per share:
Basic	$0.08	$(0.02)	$0.13	$(0.06)
Diluted	$0.07	$(0.02)	$0.12	$(0.06)

Weighted average shares used in computing net income (loss) per share:
Basic	21,400	19,914	21,157	19,752
Diluted	23,827	19,914	23,518	19,752
The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 3
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,745	$(1,172)
Adjustments to reconcile net income (loss) to net cash used for operating activities —
Depreciation and amortization	808	788
Provision for doubtful accounts	91	(70)
Compensation expense related to stock options	154	34
Changes in assets and liabilities—
Increase in accounts receivable	(1,118)	(1,223)
Increase in inventory	(1,702)	(520)
Increase in other assets	(888)	(105)
Decrease in investment in sales-type leases	13	190
(Decrease) increase in accounts payable	(75)	303
Decrease in accrued liabilities	(1,295)	(1,892)
Increase in deferred revenue	4,100	59

Net cash provided by (used for) operating activities	2,833	(3,608)

Cash flows from investing activities:
Payments on loans to related parties	—	498
Acquisition of property and equipment	(706)	(539)
Decrease in restricted cash	—	4,900
Purchases of marketable securities	(22,264)	(15,101)
Proceeds from sales and maturities of marketable securities	19,024	12,285

Net cash (used for) provided by investing activities	(3,946)	2,043

Cash flows from financing activities:
Principal payments on debt related to investment in sales-type leases	(221)	(387)
Proceeds from issuance of common stock	5,790	11,104
Payments received on notes receivable from employees and directors	—	44

Net cash provided by financing activities	5,569	10,761

Net increase in cash and cash equivalents	4,456	9,196
Cash and cash equivalents, beginning of period	14,761	12,344

Cash and cash equivalents, end of period	$19,217	$21,540

Supplemental disclosure of cash flow information:
Interest paid	$27	$57
The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Regulation S-X, promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.
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
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at July 2, 2005 and December 31, 2004. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive loss. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     The Company recognizes revenue when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.
     The Company follows SFAS No. 13, Accounting For Leases, for its sales-type lease agreements. Under the Company’s sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. In accordance with SFAS No. 13, the minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease agreement, is recorded as the net investment in sales-type leases. The Company recognizes equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period.
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
     As of July 2, 2005, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.
     Under the Company’s Equipment Placement, or EP, program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that typically includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to the Company. Under the EP program, no equipment revenue is recognized as the equipment remains the Company’s property and title does not pass to the customer, and the criteria for sales-type leases under SFAS No. 13 are not met. The BIS monitors under the EP program are depreciated over two years and the depreciation is charged to costs of revenue. BIS Sensor revenue is recognized either at shipment or delivery of the BIS Sensors in accordance with the agreed upon contract terms.
     The Company’s obligations under warranty are limited to repair or replacement of any product that the Company reasonably determines to be covered by the warranty. The Company records an estimate for its total warranty obligation in accordance with SFAS No. 5, Accounting for Contingencies.
     In connection with the stock purchase agreement dated August 7, 2002 and OEM product development agreement with Boston Scientific Corporation (“BSC”), dated August 7, 2002 (the “2002 OEM product development and distribution agreement”) discussed in Note 9, the Company recorded approximately $6,300,000 of deferred revenue in August 2002. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement with BSC, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. The term of the 2002 OEM product development and distribution agreement continues until such time that BSC is no longer distributing the Company’s products under the agreement, but in no event will extend beyond December 31, 2014.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     In May 2005, the Company recorded $5,000,000 of deferred revenue pursuant to a product development and distribution agreement entered into with BSC on May 23, 2005 (the “2005 product development and distribution agreement”). Pursuant to this agreement, BSC will provide the Company with $25,000,000 to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. The development payments will be received in five annual installments of $5,000,000 and the Company is obligated to spend all of the funding in the research areas related to diagnosing and treating depression and Alzheimer’s Disease. The first payment was received on May 31, 2005. Revenue is recognized on all allowable product development activities as the services are performed and costs are incurred. The amount of revenue recognized under this agreement will fluctuate from quarter to quarter based on the level of research and development expenses in any given quarter.
     Research and Development Costs
     The Company charges research and development costs to operations as incurred. Research and development costs include costs associated with new product development, product improvements and extensions, clinical studies and project consulting expenses.
     Allowance for Doubtful Accounts
     The Company makes estimates and judgments in determining its allowance for doubtful accounts based on the Company’s historical collections experience, historical write-offs of its receivables, current trends, credit policy and a percentage of the Company’s accounts receivable by aging category. The Company also reviews the credit quality of its customer base as well as changes in its credit policies. The Company continually monitors collections and payments from its customers and adjusts the allowance for doubtful accounts as needed.
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
     Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three and six months ended July 2, 2005 and July 3, 2004, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at July 2, 2005, was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Beginning balance	$158	$152	$137	$147
Warranty expense	12	25	46	51
Deductions and other	(27)	(21)	(40)	(42)

Ending balance	$143	$156	$143	$156

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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
Net Income (Loss) Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share amounts for the three and six months ended July 2, 2005 and July 3, 2004 were computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during those periods and diluted net income (loss) per share was computed using the weighted average number of common shares outstanding and other dilutive securities during those periods.
     For the three and six months ended July 2, 2005, the Company has included in the calculation of the Company’s diluted net income per share approximately 2,427,000 and 2,361,000 shares, respectively, related to common stock issuable pursuant to the exercise of stock options and restricted stock under the treasury stock method.
     Basic and diluted net income (loss) per share amounts for the three and six months ended July 2, 2005 and July 3, 2004 were determined as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Basic:
Net income (loss)	$1,615	$(376)	$2,745	$(1,172)

Weighted average shares outstanding	21,400	19,914	21,157	19,752

Basic net income (loss) per share	$0.08	$(0.02)	$0.13	$(0.06)

Diluted:
Net income (loss)	$1,615	$(376)	$2,745	$(1,172)

Weighted average shares outstanding	21,400	19,914	21,157	19,752
Effect of dilutive stock options and restricted stock	2,427	—	2,361	—

Weighted average shares assuming dilution	23,827	19,914	23,518	19,752

Diluted net income (loss) per share	$0.07	$(0.02)	$0.12	$(0.06)

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
Stock-Based Compensation
     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and has adopted the fair value disclosure-only alternative under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company has computed the weighted-average fair value of options granted in the three and six months ended July 2, 2005 and July 3, 2004 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Risk-free interest rate	4.05%	3.71%	3.67%	3.17%
Expected dividend yield	—	—	—	—
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	49%	53%	50%	56%
Weighted average fair market value of options granted	$12.14	$6.82	$10.01	$9.00
     If the Company had recognized compensation expense for these awards consistent with SFAS No. 123, the Company’s net income (loss) and pro forma net income (loss) per common share would have been the following:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income (loss):
Net income (loss) as reported	$1,615	$(376)	$2,745	$(1,172)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,543)	(2,038)	(3,079)	(3,913)

Pro forma net income (loss)	$72	$(2,414)	$(334)	$(5,085)

Net income (loss) per share:
Basic:
As reported	$0.08	$(0.02)	$0.13	$(0.06)
Pro forma	$0.00	$(0.12)	$(0.02)	$(0.26)

Diluted:
As reported	$0.07	$(0.02)	$0.12	$(0.06)
Pro forma	$0.00	$(0.12)	$(0.02)	$(0.26)
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
Reclassifications
     Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”), issued Statement No. 123 (revised 2004), Share Based Payment, or SFAS No. 123R, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.
     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. Since the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense generally is recognized. The Company expects that the adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share included in Note 2 to the Company’s unaudited consolidated financial statements. The Company is in the process of evaluating which alternative to adopt under SFAS No. 123R.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practical to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
(3) Comprehensive Income (Loss)
     The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income (loss)	$1,615	$(376)	$2,745	$(1,172)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	40	(32)	8	(32)

Comprehensive income (loss)	$1,655	$(408)	$2,753	$(1,204)

(4) Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	July 2,	December 31,
	2005	2004
Total minimum lease payments receivable	$5,656	$5,815
Less:
Unearned interest income	812	842
Allowance for lease payments	839	955

Net investment in sales-type leases	4,005	4,018
Less — current portion	1,676	1,698

	$2,329	$2,320

(5) Inventory
     Inventory consists of the following:

	July 2,	December 31,
	2005	2004
Raw materials	$1,754	$959
Work-in-progress	84	66
Finished goods	2,089	1,199

	$3,927	$2,224

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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     Revenue by geographic region and as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Geographic Area by Region
Domestic	$14,257	$10,442	$27,192	$20,822
International	4,484	2,984	8,633	5,401

Total	$18,741	$13,426	$35,825	$26,223

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Geographic Area by Region
Domestic	76%	78%	76%	79%
International	24	22	24	21

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and six months ended July 2, 2005 and July 3, 2004.
(7) Related Party Transactions
     Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000 to certain officers, employees and a consultant of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At July 2, 2005 and December 31, 2004, the aggregate outstanding balance on these loans was approximately $45,000 and $47,000, respectively. At July 2, 2005, the entire $45,000 was classified as short-term and included in other current assets in the accompanying consolidated balance sheet.
     Refer to Note 9 for a description of the Company’s agreements with BSC, which are also related party transactions.
(8) Loan Agreements
     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2006 pursuant to an amendment to the line of credit entered into in May 2005, and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At July 2, 2005, the Company had outstanding standby letters of credit with the commercial bank of approximately $80,000. At July 2, 2005 there was no outstanding balance under this revolving line of credit.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At July 2, 2005, the Company was in compliance with all covenants contained in the revolving line of credit agreement. At July 2, 2005, the interest rate on the revolving line of credit was 6.25%.
     In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with BSC in connection with a strategic alliance (see Note 9).
(9) Agreements with Boston Scientific Corporation
     On August 7, 2002, the Company formed a strategic alliance with BSC. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to BSC pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004. In addition, the Company granted BSC an option under an OEM product development and distribution agreement to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. The Company allocated the fair market value between the common stock and the option to be the exclusive distributor. The excess of $4.41 per share paid by BSC over the closing price of the Company’s common stock on August 7, 2002, or approximately $6,300,000 in total, was attributed to the value of the rights provided to BSC under the 2002 OEM product development and distribution agreement.
     Approximately $4,700,000 of the aggregate purchase price is recorded as deferred revenue in the accompanying consolidated balance sheet at July 2, 2005, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. On January 31, 2005, the Company amended its 2002 OEM product development agreement with BSC to provide a two year extension to the period during which BSC may exercise an option to distribute sedation management technology for interventional and specialty medical procedure suites. The amendment extends until December 31, 2006 BSC’s right to exercise its option and also extends until December 31, 2014 the term of BSC’s distribution rights. This amendment reduced the revenue that the Company records on a quarterly basis by approximately $31,000. Approximately $123,000 and $154,000, respectively, was recognized as strategic alliance revenue in the three months ended July 2, 2005 and July 3, 2004 and approximately $246,000 and $307,000, respectively, was recognized as strategic alliance revenue in the six months ended July 2, 2005 and July 3, 2004. The term of the 2002 OEM product development and distribution agreement, as amended, continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2014.
     The Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering these secured assets. At July 2, 2005, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

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
     On May 23, 2005, the Company entered into the 2005 product development and distribution agreement with BSC for the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders, which are referred to in the agreement as “BIS-Screen Products.” In accordance with the 2005 product development and distribution agreement, BSC has agreed to provide $25,000,000 in development funding in five annual installments of $5,000,000. The Company can request acceleration of up to $2,500,000 of the development payments for a subsequent payment year, which BSC can accept or decline in its sole discretion. In no event will BSC be obligated to make payments that exceed $25,000,000. In exchange, the Company agreed to appoint BSC as its exclusive, worldwide distributor of any BIS-Screen Products in the Boston Scientific Field, as defined in the 2005 product development and distribution agreement. The Boston Scientific Field does not include the Company’s products designed for the early detection, diagnosis and management of patients with dementia caused by a neurological condition such as Alzheimer’s disease, or with cognitive impairment that is likely a precursor to Alzheimer’s disease, which products are referred to in the 2005 product development and distribution agreement as the “Aspect Field.” Additionally, the Company has the option to manufacture the BIS-Screen products developed pursuant to the agreement for BSC, or any other distributor. The Company must exercise this option no later than six months prior to the estimated product completion date. In the event that the Company does not exercise this manufacturing option, BSC has the right to exercise the manufacturing option.
     In accordance with the 2005 product development and distribution agreement, the Company is required to use at least 80% of the BSC development payments to fund its fully-burdened product development costs in any disease state in which the development of BIS-Screen Products has been approved by the joint steering committee for the alliance. Additionally, the Company may use up to 20% of the BSC development payments to fund its fully-burdened product development costs relating to the development of BIS-Screen Products in the Aspect Field or in any disease states in which the development of BIS-Screen Products have not been approved by the steering committee. On May 31, 2005, the Company received the first development payment of $5,000,000. Approximately $4,535,000 of this development payment is recorded as deferred revenue in the accompanying consolidated balance sheet at July 2, 2005. The deferred revenue is being recognized on all allowable research and development activities as the services are performed and costs are incurred. The Company recognized approximately $465,000 as revenue from the 2005 product development and distribution agreement for the three and six months ended July 2, 2005. In addition, BSC and the Company will share in any profits from the sale of BIS-Screen Products for a period of twelve years after first product launch.
(10) Shareholder Rights Plan
     On November 29, 2004, the Company adopted and Equiserve Trust Company entered into a Rights Agreement (the “Rights Agreement”). In connection with this Rights Agreement, also on November 29, 2004, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on December 10, 2004. Pursuant to the Rights Agreement, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $150.00 per share in cash. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) and will expire upon the close of business on November 29, 2014 unless earlier redeemed or exchanged as defined in the Rights Agreement. In May 2005, the Company amended the Rights Agreement as it relates to BSC to provide that BSC may acquire beneficial ownership of, or commence a tender offer for, just under 29.5% (previously 27.5%) of Aspect’s stock without triggering the exercise of Rights under the Rights Agreement.

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
     Our latest generation stand-alone BIS monitor, the A-2000® BIS Monitor, was cleared for marketing by the United States Food and Drug Administration, or the FDA, in February 1998. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. The BIS XP system offers enhanced performance capabilities and expanded benefits as compared with the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. In addition to our A-2000 BIS Monitor, we offer original equipment manufacturers our BIS Module Kit for integration into equipment sold by the original equipment manufacturers. Our BISx system, which was cleared for marketing by the FDA in February 2004, is our latest BIS monitoring system for integration into the equipment sold by original equipment manufacturers. The BISx system provides the BIS XP functionality in a single device approximately the size of a hockey puck, simplifying the incorporation of the BIS XP system into third-party patient monitoring systems.
     We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We also derive a portion of our revenue from our strategic alliances, primarily with Boston Scientific Corporation. For management purposes, we segregate our revenue by export sales by region, sales by products and revenue derived from our strategic alliance, as shown in the following table:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands)
Domestic revenue	$14,257	$10,442	$27,192	$20,822
Percent of total revenue	76%	78%	76%	79%

International revenue	$4,484	$2,984	$8,633	$5,401
Percent of total revenue	24%	22%	24%	21%

Total revenue	$18,741	$13,426	$35,825	$26,223

BIS Sensor revenue	$13,140	$9,640	$25,623	$18,846
Percent of total revenue	70%	72%	72%	72%

Equipment revenue	$5,013	$3,630	$9,458	$7,068
Percent of total revenue	27%	27%	26%	27%

Strategic alliance revenue	$588	$156	$744	$309
Percent of total revenue	3%	1%	2%	1%

Total revenue	$18,741	$13,426	$35,825	$26,223

     At July 2, 2005, we had cash, cash equivalents, restricted cash and short-term investments of approximately $38.7 million and working capital of approximately $41.3 million.
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
     In order to sustain profitability, we believe that we need to continue to maintain our gross profit margin and control the growth of our operating expenses. To maintain our gross profit margin we believe we must continue to focus on maintaining our average unit sales prices of our BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross profit margin than Equipment, and continuing to reduce the costs of manufacturing our products.
     For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 3% and 2% of total revenue in the three months ended July 2, 2005 and July 3, 2004, respectively, and approximately 4% and 2% of total revenue in the six months ended July 2, 2005 and July 3, 2004, respectively.
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
     We have subsidiaries in The Netherlands and the United Kingdom to facilitate the sale of our products into the international market. We are continuing to develop our international sales and distribution program through our own sales and marketing personnel and a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships.
     In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Although Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and our A-2000 BIS Monitor, Nihon Kohden has requested, but has not yet received, approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 18% and 20%, respectively, of international revenue for the three and six months ended July 2, 2005 and approximately 26% and 20% of international revenue in the three and six months ended July 3, 2004, respectively.

     Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2005, including the impact of the shift in our placements from BIS monitors to original equipment manufacturer products, which may lead to a reduction in gross margin on Equipment, the continued challenges of the economy worldwide and recent industry pronouncements on anesthesia awareness, including the Sentinel Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations and the Practice Advisory on Interoperative Awareness expected to be published by a task force of the American Society of Anesthesiologists. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers in Japan may continue to delay purchases of our products or may choose not to purchase our products pending this approval.
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
   Revenue Recognition
     We sell our BIS monitors primarily through a combination of a direct sales force and distributors. Our original equipment manufacturer products are sold to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.
     We also recognize revenue from prepaid license and royalty fees. This revenue is deferred until product shipment or delivery in accordance with the terms of the agreement and license and royalty fees are earned in accordance with the terms of the respective agreements. In August 2002, we recorded approximately $6,300,000 of deferred revenue related to an OEM product development and distribution agreement with Boston Scientific Corporation (the “2002 OEM product development and distribution agreement”). The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, as amended, which represents our best estimate of our period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. We amended the 2002 OEM product development and distribution agreement in January 2005 and extended the estimate of our period of significant continuing obligation by two years. This will reduce the revenue that we record on a quarterly basis by approximately $31,000 in 2005 and beyond. If our estimate of the period of significant continuing obligation is revised, this may have an impact on our revenue recognition of the deferred revenue related to this agreement with Boston Scientific Corporation.
     In May 2005, we recorded $5,000,000 of deferred revenue pursuant to a Product Development and Distribution Agreement entered into with Boston Scientific Corporation (the “2005 product development and distribution agreement”). Pursuant to this agreement, Boston Scientific Corporation will provide to us $25,000,000 to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. The development payments will be received in five annual installments of $5,000,000, the first one being received on May 31, 2005. Revenue is recognized on all allowable product development activities as the services are performed and costs are incurred and we are obligated to spend all of the funding in the research areas related to diagnosing and treating depression and Alzheimer’s Disease. The amount of revenue recognized under this agreement will fluctuate from quarter to quarter based on the level of research and development expenses in any given quarter.

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
   Allowance for Doubtful Accounts
     We determine our allowance for doubtful accounts by making estimates and judgments based on our historical collections experience, current trends, historical write-offs of our receivables, credit policy and a percentage of our accounts receivable by aging category. We also review the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. While credit losses have historically been within our expectations and the provisions established, our credit loss rates in the future may not be consistent with our historical experience. To the extent we experience a deterioration in our historical collections experience or increased credit losses, bad debt expense would likely increase in future periods.
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

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue	100%	100%	100%	100%
Costs of revenue	26	24	26	23

Gross profit margin	74	76	74	77

Operating expenses:
Research and development	13	13	12	14
Sales and marketing	40	50	41	51
General and administrative	15	17	15	18

Total operating expenses	68	80	68	83

Income (loss) from operations	6	(4)	6	(6)
Interest income, net	2	1	2	1

Net income (loss)	8%	(3)%	8	(5)%

Three and Six Months Ended July 2, 2005 Compared with the Three and Six Months Ended July 3, 2004

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	July 2,	July 3,	Increase	July 2,	July 3,	Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in thousands, except			(in thousands, except unit
	unit amounts)			amounts)
Revenue — Worldwide
BIS Sensor	$13,140	$9,640	36%	$25,623	$18,846	36%

BIS monitor	3,157	2,185	44%	5,845	4,378	34%
Original equipment manufacturer products	1,211	804	51%	2,358	1,346	75%
Other equipment and accessories	645	641	1%	1,255	1,344	(7%)

Total Equipment	5,013	3,630	38%	9,458	7,068	34%

Total product revenue	18,153	13,270	37%	35,081	25,914	35%
Strategic alliance	588	156	277%	744	309	141%

Total revenue	$18,741	$13,426	40%	$35,825	$26,223	37%

Unit Analysis — Worldwide
BIS Sensors	944,000	695,000	36%	1,823,000	1,346,000	35%
BIS monitors	754	460	64%	1,425	876	63%
Original equipment manufacturer
BIS products	1,239	517	140%	2,274	894	154%
Installed base	27,625	21,411	29%	27,625	21,411	29%

     Revenue. Revenue from the sale of BIS Sensors increased approximately 36% in the three months ended July 2, 2005 compared with the three months ended July 3, 2004. The increase in revenue from the sale of BIS Sensors was primarily attributable to an increase of approximately 36% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. The increase in revenue from the sale of BIS Sensors in the three month period was also a result of an increase in the domestic sensor average selling price of approximately 4%, offset in part by a decrease in the international sensor average selling price of approximately 2%. During this period, domestic sensor units sold increased approximately 28% from approximately 537,000 during the second quarter of 2004 to approximately 686,000 sensors sold during the second quarter of 2005, while international sensor units sold increased approximately 63%, from 158,000 during the second quarter of 2004 to 258,000 sensors sold during the second quarter of 2005. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 29% to 27,625 units at July 2, 2005 compared with 21,411 units at July 3, 2004.
     During the three months ended July 2, 2005 compared with the three months ended July 3, 2004, total Equipment revenue increased approximately 38%. The increase in Equipment revenue during this period was primarily driven by an increase in original equipment manufacturer product revenue of approximately 51%. The increase in original equipment manufacturer product revenue was the result of an increase of approximately 140% in the number of products shipped to our original equipment manufacturers from 517 in the second quarter of 2004 compared with 1,239 original equipment manufacturer products shipped in the second quarter of 2005.
     In the six months ended July 2, 2005, revenue from the sale of BIS Sensors increased approximately 36% compared with the six months ended July 3, 2004. The increase in revenue from the sale of BIS Sensors was primarily attributable an increase in the number of BIS Sensors sold from approximately 1.1 million sold domestically during the six months ended July 3, 2004 to approximately 1.3 million BIS sensors sold domestically during the six months ended July 2, 2005, while the number of BIS Sensors sold internationally increased approximately 71% from approximately 279,000 during the six months ended July 3, 2004 to approximately 478,000 BIS sensors sold during the six months ended July 2, 2005.
     In the six months ended July 2, 2005 compared with the six months ended July 3, 2004, total Equipment revenue increased approximately 34%. The increase in Equipment revenue during this period was primarily driven by an increase in original equipment manufacturer product revenue of approximately 75%. The increase in original equipment manufacturer product revenue was the result of an increase of approximately 154% in the number of products shipped to our original equipment manufacturers from 894 in the first six months of 2004 compared with 2,274 original equipment manufacturer products shipped in the first six months of 2005.
     In the three and six months ended July 2, 2005, we had strategic alliance revenue of approximately $588,000 and $744,000, respectively, compared with strategic alliance revenue of approximately $156,000 and $309,000, respectively, in the three and six months ended July 3, 2004. Prior years’ strategic alliance revenue was classified in revenue and was not separated as it was not material. The strategic alliance revenue is primarily attributable to the revenue we recognize from our agreements with Boston Scientific Corporation. For the three months ended July 2, 2005, approximately $465,000 of the $588,000 total strategic alliance revenue recognized relates to the 2005 product development and distribution agreement with Boston Scientific Corporation for the funding of research and development work in the area of depression and Alzheimer’s disease. Approximately $123,000 relates to the 2002 OEM product development and distribution agreement with Boston Scientific Corporation. The deferred revenue that was recorded from this is being recognized ratably over the term of the OEM product development and distribution agreement, which represents our best estimate of the period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. On a quarterly basis, we will continue to recognize strategic alliance revenue of approximately $123,000 related to the 2002 OEM product development and distribution agreement and we will recognize strategic alliance revenue related to the 2005 product development and distribution agreement as allowable research and development expenses are incurred.

     Our gross profit margin was approximately 74% of revenue in both the three and six months ended July 2, 2005 compared with a gross profit margin of approximately 76% and 77% in the three and six months ended July 3, 2004, respectively. The decrease in the gross profit margin in the three and six months ended July 2, 2005 compared with the three and six months ended July 3, 2004 was primarily the result of two factors. First, we had an increase in both revenue and unit shipments of our original equipment manufacturer products which have lower margins than our BIS monitors. Secondly, international revenue increased as a percentage of total revenue from 22% and 21% in the three and six months ended July 3, 2004, to 24% in both the three and six months ended July 2, 2005. International revenue carries a lower margin because we sell primarily through distributors in the international market while in the U.S. we sell through a direct sales force.
Expense Overview

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	July 2,	July 3,	Increase	July 2,	July 3,	Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in thousands)			(in thousands)
Expenses
Research and development	$2,397	$1,802	33%	$4,385	$3,747	17%
Sales and marketing	$7,493	$6,748	11%	$14,769	$13,313	11%
General and administrative	$2,826	$2,268	25%	$5,437	$4,665	17%
     Research and Development. The increase in research and development expenses in the three months ended July 2, 2005 compared with the same period in the prior year was attributable to an increase in compensation and benefits of approximately $348,000 as a result of additional headcount, an increase of approximately $142,000 in consulting expenses and an increase of approximately $86,000 in prototype expenses.
     For the six months ended July 2, 2005 compared with the six months ended July 3, 2004, the increase in research and development expenses was driven by an increase in compensation and benefits of approximately $441,000 and an increase in consulting expenses of approximately $220,000. We expect research and development expenses to increase in the third quarter of 2005 compared with the second quarter of 2005, primarily as a result of work to be performed in connection with the 2005 product development and distribution agreement with Boston Scientific Corporation.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended July 2, 2005 compared with the three months ended July 3, 2004 was primarily attributable to an increase of approximately $490,000 in the operating expenses associated with our international subsidiaries. There were also increases in commissions paid to group purchasing organizations of approximately $45,000, approximately $51,000 in public relations – agency expenses and approximately $30,000 of deferred compensation expense related to non-employee stock options and restricted stock awards. The $490,000 increase in our international operating expenses was the result of an increase of approximately $260,000 in payroll related expenses and an increase of approximately $86,000 in travel and entertainment related expenses, in each case as a result of increased headcount. Also included in sales and marketing expenses for the three months ended July 2, 2005 were certain public relations expenses related to the 2005 product development and distribution agreement with Boston Scientific Corporation.
     For the six months ended July 2, 2005 compared with the six months ended July 3, 2004, the increase in sales and marketing expenses was attributable to an increase in our operating expenses associated with our international subsidiaries of approximately $871,000, an increase of approximately $215,000 in sales commission expense, an increase of approximately $78,000 in commissions paid to group purchasing organizations and an increase of approximately $84,000 in print collateral and advertising. The increase in the operating expenses of our international subsidiaries was driven by an increase in payroll related expenses of approximately $532,000 and an increase in travel and entertainment expenses of approximately $131,000. We expect sales and marketing expenses to increase in the third quarter of 2005 compared with the second quarter of 2005.
     General and Administrative. The increase in general and administrative expenses in the three months ended July 2, 2005 compared with the three months ended July 3, 2004 was primarily attributable to increases in compensation and benefits of approximately $274,000, approximately $153,000 in professional services and approximately $104,000 in bad debt reserves. The $153,000 increase in professional services is largely attributable to one-time transaction costs related to the 2005 product development and distribution agreement with Boston Scientific Corporation.

     The increase in general and administrative expenses in the six months ended July 2, 2005 compared with the six months ended July 3, 2004 was attributable to an increase in compensation and benefits of approximately $371,000, an increase in professional services of approximately $205,000, an increase of approximately $161,000 in bad debt reserves and an increase of approximately $56,000 in recruiting fees. We expect general and administrative expenses in the third quarter of 2005 to decline slightly compared with the second quarter of 2005.
     Interest Income. Interest income increased to approximately $418,000 in the three months ended July 2, 2005 from approximately $221,000 in the three months ended July 3, 2004, an increase of approximately 90%. Interest income increased to approximately $793,000 in the six months ended July 2, 2005 from approximately $430,000 in the six months ended July 3, 2004, an increase of approximately 85%. The increase in interest income in the three and six months ended July 2, 2005 was primarily attributable higher cash and investment balances as a result of proceeds received from the 2005 product development and distribution agreement with Boston Scientific Corporation and also cash received from the exercise of employee stock options. We expect interest income to increase slightly in the third quarter of 2005 compared with the second quarter of 2005.
     Interest expense. Interest expense decreased to approximately $14,000 in the three months ended July 2, 2005 from approximately $28,000 in the three months ended July 3, 2004, a decrease of approximately 50%. Interest expense decreased to approximately $27,000 in the six months ended July 2, 2005 from approximately $58,000 in the six months ended July 3, 2004, a decrease of approximately 53%. The decrease in interest expense in the three and six months ended July 2, 2005 was a result of lower average outstanding debt obligations. We expect interest expense to decrease slightly in the third quarter of 2005 compared with the second quarter of 2005 as a result of continuing lower average outstanding debt obligations.
     Net Income (Loss). As a result of the factors discussed above, for the three and six months ended July 2, 2005, we had net income of approximately $1.6 million and $2.7 million, respectively, compared with a net loss of approximately $376,000 and $1.2 million for the three and six months ended July 3, 2004. We did not record a provision for income taxes for the quarter ended July 2, 2005 as we have significant deferred tax assets available to offset any income tax liabilities and expenses. At July 2, 2005, we had a full valuation allowance against these gross deferred tax assets as we have determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. From our inception through July 2, 2005, we raised approximately $85.7 million from private equity financings, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. In May 2005, we received $5.0 million from Boston Scientific Corporation pursuant to the 2005 product development and distribution agreement that we entered into with Boston Scientific Corporation. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million.
     In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which expires in May 2006. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with the extension of our revolving line of credit agreement in May 2004, we are now required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. Prior to the extension in May 2004, we were required to maintain restricted cash in an amount equal to 102% of the $5.0 million commitment. At July 2, 2005, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At July 2, 2005, the interest rate on the line of credit was 6.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding in the amount of $80,000.

     Agreements with Boston Scientific Corporation
     In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $10.0 million. Note 9 to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes additional information relating to the strategic alliance with Boston Scientific Corporation.
     In connection with our strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At July 2, 2005, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.
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
     On May 31, 2005, we received the first $5.0 million development payment from Boston Scientific Corporation pursuant to the 2005 product development and distribution agreement with Boston Scientific Corporation. In connection with the Agreement, we will receive a total of $25.0 million from Boston Scientific in five annual installments of $5.0 million per year beginning in May 2005. The funds are to be used to support the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease.
     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at July 2, 2005 and cash raised through operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the end of 2006. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.
     We expect to fund the growth of our business over the long term through cash flow from operations and through issuances of capital stock, promissory notes or other securities. Any sale of additional equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.
     Working capital at July 2, 2005 was approximately $41.3 million compared to approximately $34.2 million at December 31, 2004. The increase in working capital from December 31, 2004 to July 2, 2005 was primarily attributable to an increase in our cash and short term investments of approximately $6.4 million.
     Cash Used for Operations. We received approximately $2.8 million of cash from operations in the six months ended July 2, 2005 compared with using approximately $3.6 million in the six months ended July 3, 2004. The cash received in the six months ended July 2, 2005 was primarily attributable to an increase in deferred revenue of approximately $4.1 million and net income of approximately $2.7 million. These were partially offset by an increase in inventory or approximately $1.7 million, a decrease in accrued liabilities of approximately $1.3 million and an increase in accounts receivable of approximately $1.1 million. Cash used for operations in the six months ended July 3, 2004 was primarily driven by operating losses, a decrease in accrued liabilities of approximately $1.9 million and an increase in accounts receivable of approximately $1.2 million. These were partially offset by an increase in accounts payable of approximately $303,000 and a decrease in our investment in sales-type leases of approximately $190,000. The decrease in accrued liabilities of approximately $1.9 million was primarily driven by a decrease in accrued bonuses of approximately $1.1 million as annual bonuses were paid in the first quarter of 2004. The increase in accounts receivable relates to increased sales during the second quarter and a slight increase in our days sales outstanding.

     Cash from Investing Activities. We used approximately $3.9 million of cash from investing activities in the six months ended July 2, 2005 compared with approximately $2.0 million received in the six months ended July 3, 2004. The cash used in the six months ended July 2, 2005 was primarily the result of net purchases of marketable securities of approximately $3.2 million. The cash received from investing activities in the six months ended July 3, 2004 was primarily attributable to a reduction in our restricted cash of $4.9 million resulting from the amendment of our revolving line of credit with Fleet offset by net purchases of investments of approximately $2.8 million.
     Cash from Financing Activities. We received approximately $5.6 million of cash from financing activities in the six months ended July 2, 2005 primarily as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans. We received approximately $10.8 million of cash from financing activities in the six months ended July 3, 2004 primarily as a result of proceeds from the issuance of our common stock to Boston Scientific Corporation of approximately $8.1 million and proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans, offset by payments of principal on debt related to our investment in sales-type leases of approximately $387,000.
     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investment in sales-type leases to Americorp Financial, Inc. Through July 2, 2005, we sold approximately $5.1 million of our investment in sales-type leases. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales are classified as debt. Payments on the outstanding principal under this debt match the timing of the payments due on the underlying investment in sales-type leases. At July 2, 2005, approximately $276,000 is recorded as debt on our unaudited consolidated balance sheet.
     We had capital expenditures of approximately $294,000 and $706,000 for the three and six months ended July 2, 2005, which related primarily to leasehold improvements to our facilities and the purchase of computer hardware and third-party software. We are currently in the process of purchasing two additional automated sensor manufacturing lines in order to meet our long-term projections for customer demand. The costs associated with each manufacturing line will be approximately $1.0 million. As a result, we anticipate that the level of capital expenditures in the third quarter of 2005 will increase compared with the level of capital expenditures during the second quarter of 2005.
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
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), Share Based Payment, or SFAS No. 123R, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.
     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. Since we currently account for stock options and restricted stock awards granted to employees and shares issued under our employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense generally is recognized. We expect that the adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share included in Note 2 to the Company’s unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We are currently in the process of evaluating which alternative to adopt under SFAS No. 123R.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practical to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position or results of operations.

     FACTORS AFFECTING FUTURE OPERATING RESULTS
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending October 1, 2005 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The following important factors represent some of the current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.
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
     We began selling our current BIS system in early 1998 and introduced commercially the latest version, the BIS XP system, at the end of the third fiscal quarter of 2001. We also offer BIS monitoring systems, including the BISx system, for the integration into equipment sold by original equipment manufacturers. To date, we have not achieved widespread market acceptance of the BIS system for use in the operating room or in the intensive care unit from healthcare providers or professional anesthesia organizations. Because we depend on our BIS system for substantially all of our revenue and we have no other significant products, if we fail to achieve widespread market acceptance for the BIS system, we will not be able to sustain or grow our product revenue.
Various market factors may adversely affect our quarterly operating results through the third fiscal quarter of 2005.
     Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2005. First, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. The continuation of difficult worldwide economic conditions, reductions in hospital purchasing programs and the cost of transitioning our installed base to the BIS XP system may also adversely impact our revenue and operating results through the third fiscal quarter of 2005 and beyond. On October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, in July 2005, a task force appointed by the American Society of Anesthesiologists, or ASA, posted on the ASA website a draft Practice Advisory on Intraoperative Awareness and Brain Monitoring, including our BIS Technology. The advisory recommends that the decision to use brain monitoring should be made by individual practitioners on a case-by-case basis. The advisory draft was accompanied by an update from the President of the ASA to the ASA membership which outlines additional factors for anesthesiologists to consider when determining whether to utilize brain monitoring to assist them to reduce the incidence of awareness. While we believe that both the JCAHO report and the ASA draft Practice Advisory are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert or in the draft Practice Advisory and, accordingly, potential benefits to our business that could have resulted from the JCAHO Alert and the draft Practice Advisory may not be realized.
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
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. This includes estimates and judgments regarding revenue recognition, warranty reserves, inventory valuations and allowances for doubtful accounts. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates and judgments, or the assumptions underlying them, will be correct.

If approval of our BIS XP system is not obtained in Japan, our revenue and operating results could be adversely affected.
     In Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare. Until approval is obtained, customers in Japan may delay their purchasing decisions with respect to our products or may decide not to purchase our products at all. As a result, if approval for this product is not obtained in Japan in the near future, or at all, the growth of our international revenue could be limited.
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
     We believe that the financial resources available to us, including our current working capital and available revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through at least the end of 2006. If we are unable to increase our revenue and maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:
•	the research and development costs of our products currently under development increase beyond current estimates,

•	we decide to expand faster than currently planned,

•	we develop new or enhanced services or products ahead of schedule,

•	we decide to undertake new sales and/or marketing initiatives,

•	we are required to defend or enforce our intellectual property rights,

•	sales of our products do not meet our expectations domestically or internationally,

•	we need to respond to competitive pressures, or

•	we decide to acquire complementary products, businesses or technologies.
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
     As the market for our BIS system matures, we need to develop and introduce new products for anesthesia monitoring or other applications. In 2002, we introduced commercially the BIS Extend Sensor for patients who are typically monitored for an extended period of time, such as in intensive care unit settings. We do not know whether the use of the BIS system in the intensive care unit will achieve market acceptance. In addition, we have begun to research the use of BIS monitoring to diagnose and track neurological diseases, including Alzheimer’s Disease and depression, and face at least the following two related risks:
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
     In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. Also, we need to continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:
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
Boston Scientific Corporation may be able to affect corporate actions requiring stockholder approval because it owns a significant amount of our common stock, additionally, if our strategic alliance with Boston Scientific Corporation is not successful, our operating results could be adversely affected.
     As of August 5, 2005, Boston Scientific Corporation owned approximately 28% of our outstanding common stock. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties Additionally, in May 2005 we entered into a product development and distribution agreement with Boston Scientific under which Boston Scientific Corporation will provide us with $25.0 million to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. If such products are not successfully developed, marketed and sold under either agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected.
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

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 2, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 25, 2005, we held our 2005 annual meeting of stockholders. At the meeting, Boudewijn L.P.M. Bollen, J. Breckenridge Eagle and Edwin M. Kania were elected as Class II Directors of Aspect, to serve until our 2008 annual meeting of stockholders and until their successors are duly elected and qualified. The results of the voting were as follows: 17,115,225 shares of common stock were voted in favor of the election of Mr. Bollen, and 2,966,926 shares of common stock were withheld. 17,044,688 shares of common stock were voted in favor of the election of Mr. Eagle, and 3,037,463 shares of common stock were withheld. 17,143,032 shares of common stock were voted in favor of the election of Mr. Kania, and 2,939,119 shares of common stock were withheld.
     The terms of office of the following directors, who were not up for re-election at our 2005 annual meeting of stockholders, continued after our 2005 annual meeting of stockholders: Nassib G. Chamoun, David W. Feigal, Jr., M.D., James J. Mahoney, Jr., Richard J. Meelia and Donald R. Stanski, M.D.
     Stockholders approved the Amended and Restated 1998 Director Equity Incentive Plan by a vote of 10,315,725 in favor, 7,573,259 against, and 29,257 abstaining and 2,163,910 broker non-votes.
     Stockholders approved an amendment to our 2001 Stock Incentive Plan by a vote of 15,135,603 in favor, 2,753,003 against, and 29,635 abstaining and 2,163,910 broker non-votes.
     Stockholders also ratified the selection of Ernst & Young LLP by our board of directors as our independent auditors for the fiscal year ending December 31, 2005 by a vote of 20,068,694 in favor, 11,681 against and 1,776 abstaining.
Item 6. Exhibits.
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on
Form 10 - Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: August 11, 2005	By:	/s/ Michael Falvey
Michael Falvey
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT
10.1 †	Product Development and Distribution Agreement between Boston Scientific Corporation and the Registrant dated May 23, 2005.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.