Form 10-Q
period 2005-10-01
ASPECT MEDICAL SYSTEMS INC
filed 2005-11-10
CIK 886235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005

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
YES  ☑  NO  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ☐  NO  ☑
The Registrant had 22,031,092 shares of Common Stock, $0.01 par value per share, outstanding as of November 7, 2005.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 1,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,663	$14,761
Restricted cash	82	82
Short-term investments	12,489	17,452
Accounts receivable, net of allowance of $150 at October 1, 2005 and $41 at December 31, 2004	9,838	7,835
Current portion of investment in sales-type leases	1,640	1,698
Inventory, net	4,971	2,224
Other current assets	1,900	1,192

Total current assets	56,583	45,244
Property and equipment, net	3,641	2,662
Long-term investments	15,233	11,439
Long-term investment in sales-type leases	2,234	2,320
Long-term portion of notes receivable from related parties	—	25

Total assets	$77,691	$61,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$311
Accounts payable	1,760	1,920
Accrued liabilities	8,293	7,832
Deferred revenue	4,782	957

Total current liabilities	14,835	11,020
Long-term portion of deferred revenue	4,117	4,898
Long-term debt	—	186
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 21,788,806 and 20,838,611 shares issued and outstanding at October 1, 2005 and December 31, 2004, respectively	218	208
Additional paid-in capital	153,720	145,429
Deferred compensation	(539)	—
Accumulated other comprehensive loss	(71)	(78)
Accumulated deficit	(94,589)	(99,973)

Total stockholders’ equity	58,739	45,586

Total liabilities and stockholders’ equity	$77,691	$61,690

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Product revenue	$18,602	$13,426	$53,683	$39,340
Strategic alliance revenue	991	199	1,735	508

Total revenue	19,593	13,625	55,418	39,848

Costs of revenue	4,877	3,245	14,132	9,287

Gross profit margin	14,716	10,380	41,286	30,561

Operating expenses:
Research and development	2,695	1,748	7,080	5,495
Sales and marketing	7,351	6,129	22,120	19,443
General and administrative	2,532	2,241	7,969	6,905

Total operating expenses	12,578	10,118	37,169	31,843

Income (loss) from operations	2,138	262	4,117	(1,282)
Interest income	522	285	1,316	715
Interest expense	(21)	(27)	(48)	(85)

Net income (loss)	$2,639	$520	$5,385	$(652)

Net income (loss) per share:
Basic	$0.12	$0.03	$0.25	$(0.03)
Diluted	$0.11	$0.02	$0.23	$(0.03)

Weighted average shares used in computing net income (loss) per share:
Basic	21,664	20,461	21,325	19,986
Diluted	24,176	22,433	23,737	19,986
The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,385	$(652)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities —
Depreciation and amortization	1,181	1,156
Provision for doubtful accounts	109	(39)
Compensation expense related to stock options	207	61
Changes in assets and liabilities —
Increase in accounts receivable	(2,113)	(723)
Increase in inventory	(2,747)	(482)
Increase in other assets	(704)	(165)
Decrease in investment in sales-type leases	145	314
(Decrease) increase in accounts payable	(161)	26
Increase (decrease) in accrued liabilities	461	(411)
Increase (decrease) in deferred revenue	3,044	(528)

Net cash provided by (used for) operating activities	4,807	(1,443)

Cash flows from investing activities:
Payments on loans to related parties	21	501
Acquisition of property and equipment	(2,161)	(797)
Decrease in restricted cash	—	5,000
Purchases of marketable securities	(29,952)	(29,577)
Proceeds from sales and maturities of marketable securities	31,129	15,060

Net cash used for investing activities	(963)	(9,813)

Cash flows from financing activities:
Principal payments on debt related to investment in sales-type leases	(497)	(575)
Proceeds from issuance of common stock	7,555	11,648
Payments received on notes receivable from employees and directors	—	44

Net cash provided by financing activities	7,058	11,117

Net increase (decrease) in cash and cash equivalents	10,902	(139)
Cash and cash equivalents, beginning of period	14,761	12,344

Cash and cash equivalents, end of period	$25,663	$21,205

Supplemental disclosure of cash flow information:
Interest paid	$48	$85
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
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at October 1, 2005 and December 31, 2004. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive loss. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
Revenue Recognition
     The Company sells its BIS monitors primarily through a combination of a direct sales force and distributors. The Company sells its BIS Module Kits to original equipment manufacturers who in turn sell them to the end user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under the Company’s Equipment Placement (“EP”) program. Sales, sales-type lease agreements and sales under the EP program are subject to the Company’s standard terms and conditions of sale and do not include any customer acceptance criteria, installation or other post shipment obligations (other than warranty) or any rights of return. The Company’s BIS monitor is a standard product and does not require installation as it can be operated with the instructions included in the operator’s manual.
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
     As of October 1, 2005, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.
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
     In May 2005, the Company recorded $5,000,000 of deferred revenue pursuant to a product development and distribution agreement that it entered into with BSC on May 23, 2005 (the “2005 product development and distribution agreement”). Pursuant to this agreement, BSC will provide the Company with $25,000,000 to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. Under the terms of the agreement, the Company is entitled to receive development payments in five annual installments of $5,000,000. The first payment was received on May 31, 2005. Revenue is recognized on all allowable product development activities as the services are performed and costs are incurred and the Company is obligated to spend all of the funding in the research areas related to diagnosing and treating depression and Alzheimer’s Disease. The amount of revenue recognized under the 2005 product development and distribution agreement will fluctuate from quarter to quarter based on the level of associated research and development expenses in any given quarter.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three and nine months ended October 1, 2005 and October 2, 2004, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at October 1, 2005, was as follows:

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Beginning balance	$143	$156	$137	$147
Warranty expense	34	14	80	64
Deductions and other	(18)	(31)	(58)	(72)

Ending balance	$159	$139	$159	$139

Shipping and Handling Costs
     Shipping and handling costs are included in costs of revenue in the consolidated statements of operations.
Advertising Costs
     Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of operations.
Property and Equipment
     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related property and equipment. The costs of improvements to our leased building are capitalized as leasehold improvements and amortized on the straight-line method over the shorter of the life of the lease or the useful life of the asset. Repair and maintenance expenditures are charged to expense as incurred. The Company does not develop software for internal use and the costs of software acquired for internal use are accounted for in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards.

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
Single or Limited Source Suppliers
     The Company currently obtains certain key components of its products from single or limited sources. The Company purchases components pursuant to purchase orders rather than long-term supply agreements and generally does not maintain large volumes of inventory. The Company has experienced shortages and delays in obtaining certain components of its products in the past. The Company may experience similar shortages and delays in the future. The disruption or termination of the supply of components or a significant increase in the costs of these components from these sources could have a material adverse effect on the Company’s business, financial position and results of operations and cash flows. In February 2005, the Company entered into an agreement with the supplier of its electronic memory device used in the XP family of its disposable sensors to purchase a sufficient quantity of these electronic memory devices to maintain inventory levels through at least the end of 2005. This purchase totaled approximately $1.2 million and was completed in September 2005.
Net Income (Loss) Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share amounts for the three and nine months ended October 1, 2005 and October 2, 2004 were computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during those periods and diluted net income (loss) per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and restricted stock, during those periods.
     For the three and nine months ended October 1, 2005, the Company has included in the calculation of the Company’s diluted net income per share approximately 2,512,000 and 2,412,000 shares, respectively, related to common stock issuable pursuant to the exercise of stock options and restricted stock under the treasury stock method.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     Basic and diluted net income (loss) per share amounts for the three and nine months ended October 1, 2005 and October 2, 2004 were determined as follows:

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Basic:
Net income (loss)	$2,639	$520	$5,385	$(652)

Weighted average shares outstanding	21,664	20,461	21,325	19,986

Basic net income (loss) per share	$0.12	$0.03	$0.25	$(0.03)

Diluted:
Net income (loss)	$2,639	$520	$5,385	$(652)

Weighted average shares outstanding	21,664	20,461	21,325	19,986
Effect of dilutive stock options and restricted stock	2,512	1,972	2,412	—

Weighted average shares assuming dilution	24,176	22,433	23,737	19,986

Diluted net income (loss) per share	$0.11	$0.02	$0.23	$(0.03)

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
Stock-Based Compensation
     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and has adopted the fair value disclosure-only alternative under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company has computed the weighted-average fair value of options granted in the three and nine months ended October 1, 2005 and October 2, 2004 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Risk-free interest rate	4.22%	3.63%	3.72%	3.21%
Expected dividend yield	—	—	—	—
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	55%	55%	50%	55%
Weighted average fair market value of options granted	$14.58	$8.21	$10.41	$8.92
     If the Company had recognized compensation expense for these awards consistent with SFAS No. 123, the Company’s net income (loss) and pro forma net income (loss) per common share would have been the following:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income (loss):
Net income (loss) as reported	$2,639	$520	$5,385	$(652)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,445)	(1,478)	(4,521)	(5,402)

Pro forma net income (loss)	$1,194	$(958)	$864	$(6,054)

Net income (loss) per share:
Basic:
As reported	$0.12	$0.03	$0.25	$(0.03)
Pro forma	$0.06	$(0.05)	$0.04	$(0.30)

Diluted:
As reported	$0.11	$0.02	$0.23	$(0.03)
Pro forma	$0.05	$(0.05)	$0.04	$(0.30)
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting for, and reporting of changes, in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practical to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.
(3)	Comprehensive Income (Loss)
     The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income (loss)	$2,639	$520	$5,385	$(652)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	—	1	7	(31)

Comprehensive income (loss)	$2,639	$521	$5,392	$(683)

(4)	Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	October 1,	December 31,
	2005	2004
Total minimum lease payments receivable	$5,450	$5,815
Less:
Unearned interest income	779	842
Allowance for lease payments	797	955

Net investment in sales-type leases	3,874	4,018
Less — current portion	1,640	1,698

	$2,234	$2,320

(5)	Inventory
     Inventory consists of the following:

	October 1,	December 31,
	2005	2004
Raw materials	$2,717	$959
Work-in-progress	124	66
Finished goods	2,130	1,199

	$4,971	$2,224

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
     Revenue by geographic region and as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Geographic Area by Region
Domestic	$14,628	$10,477	$41,820	$31,299
International	4,965	3,148	13,598	8,549

Total	$19,593	$13,625	$55,418	$39,848

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Geographic Area by Region
Domestic	75%	77%	75%	79%
International	25	23	25	21

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and nine months ended October 1, 2005 and October 2, 2004.
(7)	Related Party Transactions
     Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000 to certain officers, employees and a consultant of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At October 1, 2005 and December 31, 2004, the aggregate outstanding balance on these loans was approximately $26,000 and $47,000, respectively. At October 1, 2005, the entire $26,000 was classified as short-term and included in other current assets in the accompanying consolidated balance sheet.
     Refer to Note 9 for a description of the Company’s agreements with BSC, which are also related party transactions.
(8)	Loan Agreements
     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2006 pursuant to an amendment to the line of credit entered into in May 2005, and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At October 1, 2005, the Company had outstanding standby letters of credit with the commercial bank of approximately $80,000. At October 1, 2005, there was no amount outstanding under this revolving line of credit.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At October 1, 2005, the Company was in compliance with all covenants contained in the revolving line of credit agreement. At October 1, 2005, the interest rate on the revolving line of credit was 6.75%.
     In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with BSC in connection with a strategic alliance (see Note 9).
(9)	Agreements with Boston Scientific Corporation
     On August 7, 2002, the Company formed a strategic alliance with BSC. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to BSC pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004. In addition, the Company granted BSC an option under the 2002 OEM product development and distribution agreement to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. The Company allocated the fair market value between the common stock and the option to be the exclusive distributor. The excess of $4.41 per share paid by BSC over the closing price of the Company’s common stock on August 7, 2002, or approximately $6,300,000 in total, was attributed to the value of the rights provided to BSC under the 2002 OEM product development and distribution agreement.
     Approximately $4,548,000 of the aggregate purchase price is recorded as deferred revenue in the accompanying consolidated balance sheet at October 1, 2005, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. On January 31, 2005, the Company amended its 2002 OEM product development agreement with BSC to provide a two-year extension to the period during which BSC may exercise an option to distribute sedation management technology for interventional and specialty medical procedure suites. The amendment extends until December 31, 2006 BSC’s right to exercise its option and also extends until December 31, 2014 the term of BSC’s distribution rights. This amendment reduced the revenue that the Company records on a quarterly basis by approximately $31,000. Approximately $123,000 and $154,000, respectively, was recognized as strategic alliance revenue in the three months ended October 1, 2005 and October 2, 2004, respectively, and approximately $369,000 and $461,000, respectively, was recognized as strategic alliance revenue in the nine months ended October 1, 2005 and October 2, 2004, respectively. The term of the 2002 OEM product development and distribution agreement, as amended, continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2014.
     The Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering these secured assets. At October 1, 2005, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     On April 7, 2004, the Company entered into an agreement with BSC to issue and sell 500,000 shares of the Company’s common stock to BSC pursuant to a stock purchase agreement. The Company completed the sale on June 8, 2004. The purchase price per share was $16.21, and the aggregate gross proceeds from the transaction were $8,105,000. In connection with this sale of common stock, the Company has granted BSC the right to require the Company to register these shares for resale under the Securities Act of 1933.
     On May 23, 2005, the Company entered into the 2005 product development and distribution agreement with BSC for the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders, which are referred to in the agreement as “BIS-Screen Products.” In accordance with the 2005 product development and distribution agreement, BSC has agreed to provide $25,000,000 in development funding in five annual installments of $5,000,000. The Company can request acceleration of up to $2,500,000 of the development payments for a subsequent payment year, which BSC can accept or decline in its sole discretion. In no event will BSC be obligated to make payments that exceed $25,000,000. In exchange, the Company agreed to appoint BSC as its exclusive, worldwide distributor of any BIS-Screen Products in the Boston Scientific Field, as defined in the 2005 product development and distribution agreement. The Boston Scientific Field does not include the Company’s products designed for the early detection, diagnosis and management of patients with dementia caused by a neurological condition such as Alzheimer’s disease, or with cognitive impairment that is likely a precursor to Alzheimer’s disease, which products are referred to in the 2005 product development and distribution agreement as the “Aspect Field.” Additionally, the Company has the option to manufacture BIS-Screen products developed pursuant to the agreement for BSC, or any other distributor. The Company must exercise this option no later than six months prior to the reasonable estimated product completion date. In the event that the Company does not exercise this manufacturing option, BSC has the right to exercise the manufacturing option.
     In accordance with the 2005 product development and distribution agreement, the Company is required to use at least 80% of the BSC development payments to fund its fully-burdened product development costs in any disease state in which the development of BIS-Screen Products has been approved by the joint steering committee for the alliance. Additionally, the Company may use up to 20% of the BSC development payments to fund its fully-burdened product development costs relating to the development of BIS-Screen Products in the Aspect Field or in any disease states in which the development of BIS-Screen Products have not been approved by the steering committee. On May 31, 2005, the Company received the first development payment of $5,000,000. Approximately $3,716,000 of this development payment is recorded as deferred revenue in the accompanying consolidated balance sheet at October 1, 2005. The deferred revenue is being recognized on all allowable research and development activities as the services are performed and costs are incurred. The Company recognized approximately $819,000 and $1,284,000 as revenue from the 2005 product development and distribution agreement for the three and nine months ended October 1, 2005, respectively. In addition, BSC and the Company will share in any profits from the sale of BIS-Screen Products for a period of twelve years after first product launch.
(10)	Shareholder Rights Plan
     On November 29, 2004, the Company adopted and Equiserve Trust Company entered into a Rights Agreement (the “Rights Agreement”). In connection with this Rights Agreement, also on November 29, 2004, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on December 10, 2004. Pursuant to the Rights Agreement, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $150.00 per share in cash. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) and will expire upon the close of business on November 29, 2014 unless earlier redeemed or exchanged as defined in the Rights Agreement. In May 2005, the Company amended the Rights Agreement as it relates to BSC to provide that BSC may acquire beneficial ownership of, or commence a tender offer for, just under 29.5% (previously 27.5%) of Aspect’s common stock without triggering the exercise of Rights under the Rights Agreement.

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
     In October 2005, we introduced our latest generation stand-alone BIS monitor, the BIS VISTA. This new monitor offers an enhanced display and user interface as well as greater processing capability, including the ability to support advanced monitoring features. The BIS VISTA monitor runs on the BISx platform. The BIS VISTA received United States Food and Drug Administration, or FDA 510 (k) clearance and is scheduled to be available to customers in the first quarter of 2006. Our A-2000® BIS Monitor was cleared for marketing by the FDA in February 1998. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. The BIS XP system offers enhanced performance capabilities and expanded benefits as compared with the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. In addition to our A-2000 BIS Monitor, we offer original equipment manufacturers our BIS Module Kit for integration into equipment sold by the original equipment manufacturers. Our BISx system, which was cleared for marketing by the FDA in February 2004, is our latest BIS monitoring system for integration into the equipment sold by original equipment manufacturers. The BISx system provides the BIS XP functionality in a single device approximately the size of a hockey puck, simplifying the incorporation of the BIS XP system into third-party patient monitoring systems.
     We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We also derive a portion of our revenue from our strategic alliances, primarily with Boston Scientific Corporation. For management purposes, we segregate our revenue by export sales by region, sales by products and revenue derived from our strategic alliances, as shown in the following table:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
		(in thousands)
Domestic revenue	$14,628	$10,477	$41,820	$31,299
Percentage of total revenue	75%	77%	75%	79%

International revenue	$4,965	$3,148	$13,598	$8,549
Percentage of total revenue	25%	23%	25%	21%

Total revenue	$19,593	$13,625	$55,418	$39,848

BIS Sensor revenue	$13,458	$9,835	$39,081	$28,681
Percentage of total revenue	69%	72%	71%	72%

Equipment revenue	$5,144	$3,591	$14,602	$10,659
Percentage of total revenue	26%	26%	26%	27%

Strategic alliance revenue	$991	$199	$1,735	$508
Percentage of total revenue	5%	2%	3%	1%

Total revenue	$19,593	$13,625	$55,418	$39,848
     At October 1, 2005, we had cash, cash equivalents, restricted cash and short-term investments of approximately $38.2 million and working capital of approximately $41.7 million.
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
     For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 1% and 3% of total revenue in the three months ended October 1, 2005 and October 2, 2004, respectively, and approximately 2% and 4% of total revenue in the nine months ended October 1, 2005 and October 2, 2004, respectively.
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
     In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Although Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS and our A-2000 BIS Monitor, Nihon Kohden has requested, but has not yet received, approval to market the BIS XP system in Japan. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. In July 2002, the Japanese Ministry of Health, Labor and Welfare approved our BIS module for marketing in Japan. Sales to Nihon Kohden represented approximately 15% and 19%, respectively, of international revenue for the three and nine months ended October 1, 2005, respectively, and approximately 21% of international revenue in both the three and nine months ended October 2, 2004.

     Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2005, including the impact of the shift in our placements from BIS monitors to original equipment manufacturer products, which may lead to a reduction in gross margin on Equipment, the continued challenges of the worldwide economy and recent industry pronouncements on anesthesia awareness, including the Sentinel Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations and the Practice Advisory on Interoperative Awareness which was approved by the American Society of Anesthesiologists House of Delegates in October 2005. The advisory recommends that the decision to use brain monitoring technology should be made by individual practitioners on a case-by-case basis. In addition, in Japan, Nihon Kohden is awaiting approval of the BIS XP system, and we believe customers in Japan may continue to delay purchases of our products or may choose not to purchase our products pending this approval.
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
     In May 2005, we recorded $5,000,000 of deferred revenue pursuant to a Product Development and Distribution Agreement that we entered into with Boston Scientific Corporation (the “2005 product development and distribution agreement”). Pursuant to this agreement, Boston Scientific Corporation will provide to us $25,000,000 to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. Under the terms of this agreement, we are entitled to receive development payments in five annual installments of $5,000,000, beginning on May 31, 2005. Revenue is recognized on all allowable product development activities as the services are performed and costs are incurred, and we are obligated to spend all of the funding in the research areas related to diagnosing and treating depression and Alzheimer’s disease. The amount of revenue recognized under this agreement will fluctuate from quarter to quarter based on the level of research and development expenses in any given quarter.

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
     We recognize revenue either at shipment or delivery in accordance with the agreed upon contract terms with distributors and original equipment manufacturers in accordance with SAB No. 104. Sales to distributors and original equipment manufacturers include a clause in the contracts that indicates that customer acceptance is limited to confirmation that our products function in accordance with our applicable product specifications in effect at the time of delivery. Formal acceptance by the distributor or original equipment manufacturer is not necessary to recognize revenue provided that we objectively demonstrate that the criteria specified in the acceptance provisions are satisfied. Each product is tested prior to shipment to ensure that it meets the applicable product specifications in effect at the time of delivery. Additionally, we have historically had a minimal number of defective products shipped to distributors and original equipment manufacturers, and any defective products are subject to repair or replacement under warranty as distributors and original equipment manufacturers do not have a right of return.
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

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Revenue	100%	100%	100%	100%
Costs of revenue	25	24	25	23

Gross profit margin	75	76	75	77

Operating expenses:
Research and development	14	13	13	14
Sales and marketing	37	45	40	49
General and administrative	13	16	14	17

Total operating expenses	64	74	67	80

Income (loss) from operations	11	2	8	(3)
Interest income, net	2	2	2	1

Net income (loss)	13%	4%	10	(2)%

Three and Nine months Ended October 1, 2005 Compared with the Three and Nine months Ended October 2, 2004

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	October 1,	October 2,	Increase	October 1,	October 2,	Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in thousands, except			(in thousands, except unit
	unit amounts)			amounts)
Revenue — Worldwide
BIS Sensor	$13,458	$9,835	37%	$39,081	$28,681	36%

BIS monitor	3,034	2,145	41%	8,879	6,523	36%
Original equipment manufacturer products	1,490	748	99%	3,848	2,094	84%
Other equipment and accessories	620	698	(11%)	1,875	2,042	(8%)

Total Equipment	5,144	3,591	43%	14,602	10,659	37%

Total product revenue	18,602	13,426	39%	53,683	39,340	36%
Strategic alliance	991	199	398%	1,735	508	241%

Total revenue	$19,593	$13,625	44%	$55,418	$39,848	39%

Unit Analysis — Worldwide
BIS Sensors	991,000	702,000	41%	2,814,000	2,048,000	37%
BIS monitors	787	436	80%	2,212	1,312	69%
Original equipment manufacturer BIS products	1,350	562	140%	3,714	1,456	149%
Installed base	29,650	22,395	32%	29,484	22,395	32%

     Revenue. Revenue from the sale of BIS Sensors increased approximately 37% in the three months ended October 1, 2005 compared with the three months ended October 2, 2004. The increase in revenue from the sale of BIS Sensors was primarily attributable to an increase of approximately 41% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. During this period, the number of domestic sensors sold increased approximately 25% from approximately 536,000 during the third quarter of 2004 to approximately 668,000 sensors sold during the third quarter of 2005, while the number of international sensors sold increased approximately 95%, from 166,000 during the third quarter of 2004 to 323,000 sensors sold during the third quarter of 2005. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 32% to 29,650 units at October 1, 2005 compared with 22,395 units at October 2, 2004.
     During the three months ended October 1, 2005 compared with the three months ended October 2, 2004, total Equipment revenue increased approximately 43%. The increase in Equipment revenue during this period was primarily driven by an increase in original equipment manufacturer product revenue of approximately 99%. The increase in original equipment manufacturer product revenue was the result of an increase of approximately 140% in the number of products shipped to our original equipment manufacturers from 562 in the third quarter of 2004 compared with 1,350 original equipment manufacturer products shipped in the third quarter of 2005.
     In the nine months ended October 1, 2005, revenue from the sale of BIS Sensors increased approximately 36% compared with the nine months ended October 2, 2004. The increase in revenue from the sale of BIS Sensors was primarily attributable an increase in the number of BIS Sensors sold from approximately 2.0 million sold during the nine months ended October 2, 2004 to approximately 2.8 million BIS Sensors sold during the nine months ended October 1, 2005. Domestic sensors sold increased approximately 26% from approximately 1.6 million sensors sold during the nine months ended October 2, 2004 to approximately 2.0 million sensors sold during the nine months ended October 1, 2005. Internationally, the number of sensors sold increased approximately 80%, from approximately 445,000 sensors sold during the nine months ended October 2, 2004 to approximately 801,000 sensors sold during the nine months ended October 1, 2005.
     In the nine months ended October 1, 2005 compared with the nine months ended October 2, 2004, total Equipment revenue increased approximately 37%. The increase in Equipment revenue during this period was driven by an increase in original equipment manufacturer product revenue of approximately 84%. The increase in original equipment manufacturer product revenue was the result of an increase of approximately 149% in the number of products shipped to our original equipment manufacturers from 1,456 in the first nine months of 2004 compared with 3,624 original equipment manufacturer products shipped in the first nine months of 2005. The number of products shipped domestically increased approximately 89% from 613 products shipped during the first nine months of 2004 to 1,161 products shipped in the first nine months of 2005 while the number of products shipped internationally increased approximately 163% from 1,178 products shipped in the nine month period ended October 2, 2004 to 3,098 products shipped in the nine month period ended October 1, 2005.
     In the three and nine months ended October 1, 2005, we had total strategic alliance revenue of approximately $991,000 and $1.7 million, respectively, compared with strategic alliance revenue of approximately $199,000 and $508,000, respectively, in the three and nine months ended October 2, 2004. Prior years’ strategic alliance revenue was classified in revenue and was not included as a separate line item as it was not material. The strategic alliance revenue is primarily attributable to the revenue we recognize from our agreements with Boston Scientific Corporation. For the three and nine months ended October 1, 2005, approximately $819,000 and $1.3 million of the $991,000 and the $1.7 million total strategic alliance revenue recognized relates to the 2005 product development and distribution agreement with Boston Scientific Corporation for the funding of research and development work in the area of depression and Alzheimer’s disease. Approximately $123,000 and $369,000, respectively, relates to the 2002 OEM product development and distribution agreement with Boston Scientific Corporation. The deferred revenue that was recorded from this is being recognized ratably over the term of the OEM product development and distribution agreement, which represents our best estimate of the period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. On a quarterly basis, we will continue to recognize strategic alliance revenue of approximately $123,000 related to the 2002 OEM product development and distribution agreement and we will recognize strategic alliance revenue related to the 2005 product development and distribution agreement as allowable research and development expenses are incurred.

     Our gross profit margin was approximately 75% and 74% of revenue in the three and nine months ended October 1, 2005 compared with a gross profit margin of approximately 76% and 77% in the three and nine months ended October 2, 2004, respectively. The decrease in the gross profit margin in the three and nine months ended October 1, 2005 compared with the three and nine months ended October 2, 2004 was primarily the result of two factors. First, we had an increase in both revenue and unit shipments of our original equipment manufacturer products which have lower margins than our BIS monitors. Second, international revenue increased as a percentage of total revenue from approximately 23% and 21% in the three and nine months ended October 2, 2004, respectively, to approximately 25% in both the three and nine months ended October 1, 2005. International revenue carries a lower margin because we sell primarily through distributors in the international market while in the United States we sell through a direct sales force.
Expense Overview

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	October 1,	October 2,	Increase	October 1,	October 2,	Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in thousands)			(in thousands)
Expenses
Research and development	$2,695	$1,748	54%	$7,080	$5,495	29%
Sales and marketing	$7,351	$6,129	20%	$22,120	$19,443	14%
General and administrative	$2,532	$2,241	13%	$7,970	$6,905	15%
     Research and Development. The increase in research and development expenses in the three months ended October 1, 2005 compared with the same period in the prior year was attributable to an increase in compensation and benefits of approximately $495,000 as a result of additional headcount, an increase of approximately $281,000 in consulting expenses and an increase of approximately $142,000 in prototype expenses primarily related to our latest generation stand-alone BIS monitor, the BIS VISTA.
     For the nine months ended October 1, 2005 compared with the nine months ended October 2, 2004, the increase in research and development expenses was driven by an increase in compensation and benefits of approximately $936,000 as a result of additional headcount, an increase in consulting expenses of approximately $502,000, related to work performed in our neuroscience area as we continue to expand applications for our technology and consulting expenses associated with the development of new products, and an increase of approximately $236,000 in prototype expenses primarily related to our latest generation stand-alone BIS monitor, the BIS VISTA. We expect research and development expenses to increase in the fourth quarter of 2005 compared with the third quarter of 2005, primarily as a result of work to be performed in connection with the 2005 product development and distribution agreement with Boston Scientific Corporation.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended October 1, 2005 compared with the three months ended October 2, 2004 was primarily attributable to an increase of approximately $222,000 in the operating expenses associated with our international subsidiaries, of which approximately $101,000 of this increase was related to an increase in compensation and benefits due to increased headcount. There were also increases in compensation and benefits of approximately $264,000 as a result of additional headcount, commissions paid to group purchasing organizations of approximately $195,000, approximately $148,000 in travel and entertainment expenses and approximately $160,000 in print collateral and advertising.
     For the nine months ended October 1, 2005 compared with the nine months ended October 2, 2004, the increase in sales and marketing expenses was attributable to an increase in our operating expenses associated with our international subsidiaries of approximately $1.1 million, an increase of approximately $843,000 in compensation and benefits as a result of additional headcount, an increase of approximately $208,000 in commissions paid to group purchasing organizations and an increase of approximately $199,000 in travel and entertainment expenses. The increase in the operating expenses of our international subsidiaries was driven by an increase in payroll related expenses of approximately $633,000 and an increase in travel and entertainment expenses of approximately $149,000. We expect sales and marketing expenses to increase in the fourth quarter of 2005 compared with the third quarter of 2005.
     General and Administrative. The increase in general and administrative expenses in the three months ended October 1, 2005 compared with the three months ended October 2, 2004 was primarily attributable to an increase of approximately $120,000 in professional services, an increase of approximately $90,000 in charitable contributions and an increase of approximately $41,000 in salary expense.

     The increase in general and administrative expenses in the nine months ended October 1, 2005 compared with the nine months ended October 2, 2004 was attributable to an increase in compensation and benefits of approximately $382,000 as a result of additional headcount, an increase in professional services of approximately $185,000, an increase of approximately $167,000 in bad debt reserves, an increase of approximately $115,000 charitable contributions and an increase of approximately $83,000 in recruiting fees. We expect general and administrative expenses in the fourth quarter of 2005 to remain relatively flat compared with the third quarter of 2005.
     Interest Income. Interest income increased to approximately $522,000 in the three months ended October 1, 2005 from approximately $285,000 in the three months ended October 2, 2004, an increase of approximately 83%. Interest income increased to approximately $1.3 million in the nine months ended October 1, 2005 from approximately $715,000 in the nine months ended October 2, 2004, an increase of approximately 84%. The increase in interest income in the three and nine months ended October 1, 2005 was primarily attributable to higher cash and investment balances as a result of amounts received under the 2005 product development and distribution agreement with Boston Scientific Corporation and also cash received from the exercise of employee stock options. We expect interest income to increase slightly in the fourth quarter of 2005 compared with the third quarter of 2005.
     Interest expense. Interest expense decreased to approximately $21,000 in the three months ended October 1, 2005 from approximately $27,000 in the three months ended October 2, 2004, a decrease of approximately 24%. Interest expense decreased to approximately $48,000 in the nine months ended October 1, 2005 from approximately $85,000 in the nine months ended October 2, 2004, a decrease of approximately 43%. The decrease in interest expense in the three and nine months ended October 1, 2005 was a result of lower average outstanding debt obligations as we paid off all of our outstanding debt in the third quarter of 2005. We expect that there will be no interest expense recognized in the fourth quarter of 2005 compared with the third quarter of 2005 as a result of the payoff of our outstanding debt obligations.
     Net Income (Loss). As a result of the factors discussed above, for the three and nine months ended October 1, 2005, we had net income of approximately $2.6 million and $5.4 million, respectively, compared with net income of approximately $520,000 for the three months ended October 2, 2004 and a net loss of approximately $652,000 for the nine months ended October 2, 2004. We did not record a provision for income taxes for the quarter ended October 1, 2005 as we have significant deferred tax assets available to offset any income tax liabilities and expenses. At October 1, 2005, we had a full valuation allowance against these gross deferred tax assets as we have determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through January 2000, we financed our operations primarily from the sale of convertible preferred stock. From our inception through October 1, 2005, we raised approximately $85.7 million from private equity financings, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2005, we received $5.0 million under the 2005 product development and distribution agreement that we entered into with Boston Scientific Corporation.
     In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which expires in May 2006. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with the extension of our revolving line of credit agreement in May 2004, we are now required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. Prior to the extension in May 2004, we were required to maintain restricted cash in an amount equal to 102% of the $5.0 million commitment. At October 1, 2005, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At October 1, 2005, the interest rate on the line of credit was 6.75%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding in the amount of $80,000.

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
     In connection with our strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At October 1, 2005, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.
     In June 2004, in order to raise cash for working capital and other general corporate purposes, we sold an additional 500,000 shares of our common stock at a purchase price of $16.21 per share to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $8.1 million.
     On May 31, 2005, we received the first $5.0 million development payment from Boston Scientific Corporation pursuant to the 2005 product development and distribution agreement. In connection with this agreement, we will receive a total of $25.0 million from Boston Scientific Corporation in five annual installments of $5.0 million per year beginning in May 2005. The funds are to be used to support the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease.
     We expect to meet our short-term liquidity needs through the use of cash and short-term investments on hand at October 1, 2005 and cash raised through operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the end of 2006. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.
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
     Working capital at October 1, 2005 was approximately $41.7 million compared to approximately $34.2 million at December 31, 2004. The increase in working capital from December 31, 2004 to October 1, 2005 was primarily attributable to an increase in our cash and short term investments of approximately $5.9 million.
     Cash Used for Operations. We generated approximately $4.8 million of cash from operations in the nine months ended October 1, 2005 compared with using approximately $1.4 million in the nine months ended October 2, 2004. The positive cash from operating activities generated in the nine months ended October 1, 2005 was primarily attributable to cash received from our agreement with Boston Scientific Corporation, which significantly increased deferred revenue, and net income of approximately $5.4 million. The increases were partially offset by significant, planned inventory purchases, as further discussed below, and an increase in accounts receivable of approximately $2.1 million related to our increased sales. Cash used for operations in the nine months ended October 2, 2004 was primarily driven by operating losses, an increase in accounts receivable of approximately $724,000, an increase in inventory of approximately $482,000 and a decrease in deferred revenue of approximately $528,000. These were offset by a decrease in our investment in sales-type leases of approximately $314,000.

     Cash from Investing Activities. We used approximately $1.0 million of cash for investing activities in the nine months ended October 1, 2005 compared with approximately $9.8 million used in the nine months ended October 2, 2004. The cash used in the nine months ended October 1, 2005 was primarily the result of the acquisition of property and equipment of approximately $2.2 million, primarily for the purchase of two automated sensor manufacturing lines. These purchases were partially offset by net proceeds from sales and maturities of our marketable securities of approximately $1.2 million. The cash used for investing activities in the nine months ended October 2, 2004 was the result of net purchases of investments of approximately $14.5 million offset by a decrease in restricted cash of approximately $5.0 million. The reduction in restricted cash resulted from the amendment of our revolving line of credit with Bank of America in May 2004.
     Cash from Financing Activities. We generated approximately $7.1 million of cash from financing activities in the nine months ended October 1, 2005 primarily as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans, partially offset by payment of principal on debt related to our investment in sales-type leases of approximately $497,000. Of this $497,000, approximately $251,000 relates to the payoff of our outstanding debt agreements. We generated approximately $11.1 million of cash from financing activities in the nine months ended October 2, 2004 primarily as a result of proceeds from the issuance of our common stock to Boston Scientific Corporation of approximately $8.1 million and proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans, offset by payments of principal on debt related to our investment in sales-type leases of approximately $574,000.
     In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investment in sales-type leases to Americorp Financial, Inc. Through October 1, 2005, we sold approximately $5.1 million of our investment in sales-type leases and, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales were classified as debt. In September 2005, we paid off the remaining debt obligation of approximately $251,000 to Americorp Financial, Inc.
     We had capital expenditures of approximately $1.5 million and $2.2 million for the three and nine months ended October 1, 2005, respectively, which related primarily to the purchase of components for two additional automated sensor manufacturing lines in order to meet our long-term projections for customer demand. We anticipate that the level of capital expenditures in the fourth quarter of 2005 will increase compared with the level of capital expenditures during the third quarter of 2005 as we expect to purchase additional components for these sensor manufacturing lines.
     In February 2005, we entered into an agreement with the supplier of our electronic memory device used in the XP family of our disposable sensors to purchase a sufficient quantity of these electronic memory devices to maintain our inventory levels through at least the end of 2005. This purchase totaled approximately $1.2 million and was completed in September 2005.
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
     SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. Since we currently account for stock options and restricted stock awards granted to employees and shares issued under our employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense generally is recognized. We expect that the adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share included in Note 2 to the Company’s unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We are in the process of evaluating which alternative to adopt under SFAS No. 123R.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting for, and reporting of changes, in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practical to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position or results of operations.
Audit Committee Composition Compliance with Nasdaq Marketplace Rules
     On November 10, 2005, the Board of Directors appointed David Feigal, an independent director, to serve on the Audit Committee. As a result of this appointment, we are now compliant with Nasdaq Marketplace Rule 4350(d)(2)(A), and we achieved compliance in advance of the expiration of the applicable cure period.

FACTORS AFFECTING FUTURE OPERATING RESULTS
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending December 31, 2005 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The following important factors represent some of the current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.
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
Various market factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2005.
     Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2005. First, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, in Japan, Nihon Kohden is awaiting approval of the BIS XP system from the Japanese Ministry of Health, Labor and Welfare which may cause delays in purchasing decisions by customers in Japan, or these potential customers may choose not to purchase our products. On October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert (the “Alert”) aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, on October 25, 2005, the ASA House of Delegates approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring (the “Practice Advisory”), including our BIS Technology. The Practice Advisory recommends that the decision to use brain monitoring technology should be made by individual practitioners on a case-by-case basis. While we believe that both the JCAHO report and the ASA Practice Advisory are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert or in the Practice

Advisory and, accordingly, potential benefits to our business that could have resulted from the JCAHO Alert and the Practice Advisory may not be significant or realized at all.
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
     As of November 7, 2005, Boston Scientific Corporation owned approximately 27% of our outstanding common stock. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties Additionally, in May 2005 we entered into a product development and distribution agreement with Boston Scientific under which Boston Scientific Corporation will provide us with $25.0 million to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. If such products are not successfully developed, marketed and sold under either agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected.
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
     Our investment in sales-type leases and line of credit agreements are also subject to market risk. The interest rates implicit in our sales-type leases are fixed and not subject to interest rate risk. The interest rates on our line of credit agreements are variable and subject to interest rate risk. The interest rate risk related to the lines of credit is mitigated primarily by the fact that the lines of credit, when drawn on, are generally outstanding for short periods of time in order to fund short-term cash requirements.
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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 1, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits.
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.

Date: November 10, 2005	By:	/s/ Michael Falvey Michael Falvey
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT
10.1	Purchase Agreement by and between the Registrant and General Electric, dated as of August 31, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.

10.2	BISx License, Development and Supply Agreement by and between the Registrant and Spacelabs Medical, Inc., dated as of October 17, 2005, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.