Form 10-K
period 2005-12-31
ASPECT MEDICAL SYSTEMS INC
filed 2006-03-15
CIK 886235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15	(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.01 Par Value
(Title Of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ☐.
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐.
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2005 (based on the closing price as quoted by the Nasdaq National Market as of such date) was $322,138,600. The registrant had 22,382,688 shares of Common Stock, $0.01 par value per share, outstanding as of March 1, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business.
Overview
      Aspect Medical Systems, Inc. was incorporated as a Delaware corporation in 1987. We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index®, which we refer to as the BIS index. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room, intensive care and procedural sedation settings and administer the amount of anesthesia or sedation needed by each patient. We developed the BIS system over 10 years, and it is the subject of 21 issued United States patents and 10 pending United States patent applications. Our proprietary BIS system includes our BIS monitor, BIS Module Kit or BISxtm system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our group of sensor products, which we collectively refer to as BIS Sensors. In January 2005, we introduced our semi-reusable sensor product in the international market, excluding Japan.
      As of December 31, 2005, the worldwide installed base of BIS monitors and original equipment manufacturer products was approximately 32,200 units. We estimate that BIS technology is installed in approximately 45% of all domestic operating rooms, and is available in more than 160 countries. We estimate that more than 14.1 million patients worldwide have been monitored using the BIS index during surgery.
      Clinical trials and routine clinical use of the BIS system have shown that patient monitoring with the BIS system can result in:

•	a reduction in the incidence of unintentional intraoperative awareness with recall,

•	a reduction in the amount of anesthetics used,

•	faster wake-up from anesthesia,

•	less patient time in the operating room and the post-anesthesia care unit following surgery,

•	higher rates of outpatients bypassing the post-anesthesia care unit and proceeding to a less costly step-down recovery area directly from the operating room, and

•	improvements in the quality of recovery.
      We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We also derive revenue from strategic alliances. In 2005, 2004 and 2003, revenue from the sale of Equipment represented approximately 26%, 28% and 31%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 69%, 71% and 69%, respectively, of our revenue. In 2005, 2004 and 2003, strategic alliance revenue represented approximately 5%, 1% and 0%, respectively, of our revenue.
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

2005 Developments
      As of December 31, 2005, the worldwide installed base of BIS monitors and original equipment manufacturer products was approximately 32,200 units. We estimate that BIS technology is installed in approximately 45% of all domestic operating rooms, and is available in more than 160 countries. We estimate that more than 14.1 million patients worldwide have been monitored using the BIS index during surgery.
      In January 2005, we introduced commercially in markets outside the United States, excluding Japan, a semi-reusable version of our BIS sensor that uses the same algorithm and hardware as our disposable sensors.
      In May 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation for the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders. Also in 2005, Aspect and The Brain Resource Company agreed to collaborate in a multi-year clinical study to evaluate brain electrical activity in patients identified with mild cognitive impairment, or MCI, a memory impairment that often precedes Alzheimer’s disease. Additionally, in 2005, we began planning the BRITE trial, or Biomarkers for Rapid Identification of Treatment Efficacy in Major Depression, with a meeting of the principal investigators from each of the trials’ sites to discuss logistics and to finalize the trial’s research protocol. In the first quarter of 2006, the first patients were enrolled in the study.
      In August 2005, we entered into a purchase agreement with General Electric Company, or GE, under which we agreed to sell to GE’s Healthcare Division certain of our products.
      In October 2005, we introduced our latest generation stand-alone BIS monitor, the BIS VISTAtm. This new monitor offers an enhanced display and user interface as well as greater processing capability, including the ability to support advanced monitoring features. The BIS VISTA received United States Food and Drug Administration, or FDA, 510 (k) clearance and is scheduled to be available to customers in the first quarter of 2006.
      Additionally, on October 25, 2005, the House of Delegates of the American Society of Anesthesiologists, or ASA, approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring, including our BIS Technology. The Practice Advisory recommends that the decision to use brain monitoring technology should be made by individual practitioners on a case-by-case basis. While we believe that ASA Practice Advisory is favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert or in the Practice Advisory and, accordingly, potential benefits to our business that could have resulted from the Practice Advisory may not be significant or realized at all.
      We entered into a license, development and supply agreement with Spacelabs in October 2005. Under the terms of this agreement, we agreed to sell to Spacelabs certain of our products.
      In Japan, Nihon Kohden received approval from the Japanese Ministry of Health, Labor and Welfare in November 2005 to market the BIS XP system.
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

Products
      The following chart summarizes our principal product offerings:

	Initial
	Commercial
Product	Shipment	Description

BIS VISTA	Pending	Monitor which offers an enhanced display and user interface as well as greater processing capability.

BISx System	2004	BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers.

BIS XP System	2001	Latest version of BIS system offering enhanced performance capabilities and expanded benefits as compared to the previous version of the BIS system, enabling more precise measurement of brain activity to assess the level of consciousness.

BIS Module Kit — 4 Channel Support	2001	Same as standard BIS Module Kit plus 4 channel EEG monitoring capability.

A-2000 BIS Monitor	1998	Compact, lightweight, portable third- generation BIS monitor.

BIS Module Kit	1998	Components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers.

Semi-Reusable (SRS) Sensor	2005	Semi-reusable version of a BIS sensor that uses the same algorithm and hardware as our disposable sensors. Currently available only in markets outside the United States, excluding Japan.

BIS Extend Sensor	2002	Disposable sensor with electronic memory device for use with A-2000 BIS Monitor, BIS Module Kit and BISx system that was specially designed for patients who are typically monitored for extended periods.

BIS Pediatric Sensor	2001	Disposable sensor with electronic memory device for use with A-2000 BIS Monitor, BIS Module Kit and BISx system that is smaller and easier to apply to children.

	Initial
	Commercial
Product	Shipment	Description

BIS Quatro Sensor	2001	Disposable sensor with electronic memory device for use with A-2000 BIS Monitor, BIS Module Kit and BISx system that offers enhanced performance in deep anesthetic states and enhanced resistance to interference from noise sources.

BIS Sensor Plus	2001	Second-generation disposable sensor for use with the A-2000 BIS Monitor and BIS Module Kit.

BIS Standard Sensor	1997	Disposable sensor for use with A-2000 BIS Monitor, A-1050 EEG Monitor with BIS and BIS Module Kit.

BIS VISTA
      The BIS VISTA is our new stand-alone monitor, which offers enhanced display and user interface as well as greater processing capability, including the ability to support advanced monitoring features. The BIS VISTA monitor runs on the BISx platform.

BISx System
      The BISx system is our latest original equipment manufacturer BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers. BISx simplifies the incorporation of BIS technology into our partners’ monitoring systems and makes available a class of monitoring systems that has historically been out of reach due to the cost of integration. We have also maintained backwards compatibility with our existing BIS engine technology to simplify the adoption of BISx by our existing partners.

BIS XP System
      We began commercial distribution of the BIS XP system in September 2001. The BIS XP system runs on the A-2000 BIS Monitor, BIS Module Kit platform and BISx system and offers enhanced performance capabilities and expanded benefits compared with the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. The BIS XP system is designed to detect and filter interference from muscle artifact and to resist interference from electrocautery devices. Additionally, it is able to provide enhanced detection of near suppression, a brain wave pattern occasionally observed during deep anesthesia and cardiac cases.

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

BIS Module Kit
      In 1998, we introduced commercially our BIS Module Kit, which is designed to facilitate the integration of the BIS index into equipment marketed by original equipment manufacturers. The BIS Module Kit consists of two pieces, our proprietary digital signal converter and a small circuit board that resides in the original equipment manufacturer’s system. The digital signal converter acquires the EEG signal from the BIS Sensors and converts the EEG signal to digital format. The circuit board then processes the EEG signal and outputs the BIS index to the original equipment manufacturer’s system.
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

BIS Sensors
      Semi-Reusable Sensor (SRS). Semi-reusable version of a BIS sensor that uses the same algorithm and hardware as our disposable sensors. Currently, the SRS is only available in markets outside of the United States, excluding Japan.
      BIS Extend Sensor. We created the BIS Extend Sensor, which was introduced commercially in 2002, for patients who are typically monitored for an extended period of time, such as in intensive care unit settings. We designed the BIS Extend Sensor with a surface that allows clinicians to record in writing the date and time of application, making it easier to track when a new sensor should be applied. The BIS Extend Sensor is designed to resist electrical artifact and to detect and filter interference from muscle artifact caused by sources such as eye movement. The BIS Extend Sensor contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor, BIS Module Kit or BISx system.
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
      BIS Quatro Sensor. The BIS Quatro Sensor, which was introduced commercially in 2001, offers enhanced performance in deep anesthetic states and improved resistance to interference from noise sources, such as high frequency/electromyography conditions, in the operating room and intensive care unit. The BIS Quatro Sensor features an improved design compared with the BIS Standard Sensor for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications. The BIS Quatro Sensor contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor, BIS Module Kit, or BISx system.
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

      BIS Standard Sensor. We commenced commercial distribution of the BIS Standard Sensor in January 1997. The BIS Standard Sensor is a single-use, disposable product for use with the A-2000 BIS Monitor, the A-1050 EEG Monitor with BIS and the BIS Module Kit. The BIS Standard Sensor is not compatible with the BIS XP system because it does not contain the easy connection feature and electronic memory device of our other BIS Sensors. The BIS Standard Sensor is designed to provide a reliable and simple means of acquiring the EEG signal needed to generate the BIS index. The one-piece design allows quick and accurate placement on the patient’s forehead. The BIS Standard Sensor connects to the monitor by a single-point proprietary connector.
      Our Zipprep® self-prepping technology is a key feature of each of our BIS Sensors. The technology is designed to minimize patient set-up time and establish effective electrical contact with the patient which enables consistent, accurate readings of the EEG signal. Prior to our development of the Zipprep technology, to obtain an EEG signal the user prepared a patient’s skin by rubbing an abrasive cream over the forehead 10 to 20 times in order to remove the top layer of skin prior to applying the electrode.
Technology
      We developed the BIS system, including our proprietary BIS index, over 10 years. The BIS index is a numerical index that quantifies the hypnotic component of anesthetic drug effect, which correlates with the level of consciousness and is derived from an analysis of the EEG signal. In general, an EEG signal changes from a small-amplitude, high-frequency signal while a person is awake to a large-amplitude, low-frequency signal while a person is deeply anesthetized. Historically, researchers used observations about these changes in the EEG signal to create mathematical algorithms to track the effects of anesthetics on the brain. However, these algorithms were not widely adopted because studies indicated that they generally did not provide sufficient clinically useful information to assess levels of consciousness with commonly used anesthetics and doses.
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
      We created the BIS index to quantify changes in the EEG signal that relate to the effects of anesthetics on the brain in order to assess levels of consciousness. Over a number of years, Aspect and others collected a large database of high fidelity EEG recordings and clinical assessments from volunteers and patients receiving a wide variety of anesthetics. Researchers used clinical assessments such as a sedation rating scale, picture or word recall memory tests and response to stimuli to define levels of consciousness. Using statistical methods, we identified features within the EEG that correlated with sedation and loss of consciousness. We then used proprietary statistical methods to combine these features to generate an interpretive numerical index, which we refer to as the BIS index. The BIS index ranges from 100, indicating that the patient is awake, to zero, indicating an absence of electrical brain activity.
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
      In 1996, the FDA cleared the BIS index for marketing for use as a direct measure of the effects of anesthetics and sedatives on the brain. The regulatory approval process involved studies we conducted on over 900 volunteers and patients. These studies characterized the relationships between the BIS index value and various clinical endpoints, including movement, response to incision, response to verbal command as a measure of consciousness in volunteers and patients, memory function, drug utilization and speed of patient recovery following surgery.
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
      Additionally, we are currently in the process of initiating a new multi-center collaborative study called the Childhood Awareness and Recall Evaluation, or CARE study, to document the incidence and risk factors for awareness in children between the ages of 5-15.

Sales, Marketing and Customers
      Our customers include anesthesia providers, hospitals, outpatient surgical centers and individual practitioners in office-based practice. We market and sell our products to our customers through:

•	our direct sales force,

•	distributors, and

•	original equipment manufacturers.
      For the years ended December 31, 2005, 2004 and 2003, no one customer accounted for 10% or more of our total revenue.

Domestic
      We market our BIS system in the United States primarily through a combination of a direct sales force, specialty distributors and original equipment manufacturers. As of December 31, 2005, our domestic direct sales force was composed of 90 sales professionals, which includes product specialists and inside sales representatives.
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
      We focus our marketing initiatives on the various constituencies that may be involved in the decision-making process concerning the purchase of our products. For clinical audiences, we exhibit at tradeshows, sponsor speakers at professional meetings and develop articles for publication in conjunction with industry experts. In addition, we work with hospitals to publicize their adoption of patient monitoring with the BIS system in an effort to assist them in communicating to their patients and communities their commitment to improving the quality and efficiency of patient care.

Group Purchasing Agreements
      We have entered into several agreements with group purchasing organizations whereby the member healthcare organizations have the right to purchase BIS monitors and BIS Sensors under the pricing terms contained in the respective agreements with the group purchasing organization. Under these agreements, the group purchasing organizations’ field forces have agreed to work with our sales force to encourage the adoption of our BIS technology by their member healthcare organizations. We have agreements with the following group purchasing organizations:

Group Purchasing Organization	Effective Date	Termination Provisions

Healthtrust Purchasing Group, L.P.	July 28, 2000	Unless terminated earlier by either party by giving 60 days prior written notice, this agreement expires on November 1, 2007.

Novation	January 27, 2005	Unless terminated earlier by either party by giving 90 days prior written notice, this agreement expires on February 15, 2008.

Consorta, Inc.	March 1, 2006	Unless terminated earlier by either party by giving 90 days prior written notice, this agreement expires on March 1, 2009.

International
      In 1998, we established our international operations and opened our international headquarters in The Netherlands. In 1999, we established a subsidiary in the United Kingdom. We continue to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. As of December 31, 2005, we employed 30 persons in our international organization located in Europe, Asia and South America. The majority of our international sales are denominated in United States dollars. See Note 16, “Segment Information and Enterprise Reporting,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for domestic and international financial information.
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

Distribution Agreements
      We have entered into a distribution agreement, dated January 21, 1998, with Nihon Kohden Corporation, under which Nihon Kohden has agreed to act as an exclusive distributor of our BIS monitors and related products in Japan. The initial term of this agreement ended in January 2003, and is subject to automatic renewal annually on February 21 of each year unless either party provides written notice of termination to the other party at least three months prior to expiration of any renewal period. This agreement automatically renewed for an additional one-year period on February 21, 2006.

Original Equipment Manufacturer Relationships
      We have entered into agreements with the following seven patient monitoring or anesthesia equipment companies that provide for the integration of our BIS technology into their equipment:

•	Datascope Corp.

•	Dixtal Biomedica Ind E Com Ltda.

•	Philips Medizinsysteme Boeblingen GmbH

•	Dräger Medizintechnik GmbH

•	Dräger Medical Systems

•	Nihon Kohden Corporation

•	Spacelabs Medical, Inc.
      These companies have agreed to integrate our BIS technology with their patient monitoring systems. The agreements expire at various times through 2009, unless extended by agreement of the parties.
      Under a purchase agreement dated August 30, 2005, between Aspect and GE, we have agreed to sell to GE’s Healthcare Division certain of our products. This agreement, which expires on December 31, 2008, subject to certain automatic renewal provisions, supersedes all prior agreements between GE and us, including agreements with GE Marquette Medical Systems and Datex-Ohmeda.
      We entered into a license, development and supply agreement with Spacelabs in October 2005. Under the terms of this agreement, we agreed to sell to Spacelabs certain of our products. The term of the Agreement began on October 17, 2005 and expires three years following the introduction of the Spacelabs BISx Module. The agreement automatically extends for additional one-year periods unless either party notifies the other within 180 days prior to the expiration of that additional one-year term.
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

      During the fiscal years ended December 31, 2005, 2004 and 2003, we spent approximately $10.5 million, $7.5 million and $7.3 million, respectively, for our research and development efforts, including clinical and regulatory expenses.
      Our research and development department has four primary areas of responsibility:

•	algorithm research,

•	product development,

•	pre-production quality assurance, and

•	clinical engineering.
      In 2003, we developed the BISx system which offers our original equipment manufacturers a BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system has been designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers. The BISx system simplifies the incorporation of BIS technology into our original equipment manufacturer’s monitoring systems and makes integration feasible with a class of monitoring systems that has historically been out of reach due to the cost of integration. We also maintained backwards compatibility with our existing BIS engine technology to simplify the adoption of BISx by our existing partners.
      We are in the process of investigating other product areas that utilize our expertise in anesthesia delivery and monitoring of the brain. We currently have a team that is investigating the use of the BIS monitoring platform to diagnose and track neurological disorders. We believe that because the BIS index quantifies changes in patients’ EEG and we have shown the BIS index correlates with memory function and changes in brain metabolism, our technologies may be useful in detecting neurological disorders in patients. We are evaluating the application of the EEG-based parameters including those derived from the BIS index to measure brain function, which may assist in the detection of Alzheimer’s disease, sleep cycles, seizure detection and/or other neurological disorders, including depression. Although additional research and development and clinical trials will be required, our recent research shows a correlation between the EEG-based parameters and the severity of dementia in patients with Alzheimer’s disease and vascular dementia. This research complements our prior research demonstrating the correlation between the EEG-based parameters and the effects of pharmacological agents on the brain, changes in cerebral metabolic activity and clinical measures of cognitive and memory function.
      In 2003, we announced the results of studies which we conducted in collaboration with the Neuropsychiatric Institute and David Geffen School of Medicine at UCLA, showing that EEG-based brain monitoring technology predicts treatment response to antidepressant medications in depressed patients. We are also undertaking a clinical study in conjunction with the Depression Clinical and Research Program at Massachusetts General Hospital to explore the use of quantitative EEG-based brain monitoring technology as a predictor and correlate of treatment outcome in depressed patients. In 2004, interim results of this study demonstrated that our brain monitoring technology was able to predict the effectiveness of antidepressant medications in treating depressed patients. In addition, in 2005, additional results from this study suggested that our brain monitoring technology might allow early prediction of worsening suicide ideation, or thoughts of suicide, in patients receiving antidepressant medication.
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
      In 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation for the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders. Also in 2005, Aspect and The Brain Resource Company agreed to collaborate in a multi-year clinical study to evaluate brain electrical activity in patients identified with mild cognitive impairment, or MCI, a memory impairment that often precedes Alzheimer’s disease. Additionally, in 2005, we began planning the BRITE trial, or Biomarkers for Rapid Identification of Treatment Efficacy in Major Depression, with a meeting of the principal investigators from each of the trials’ sites to discuss logistics and to finalize the trial’s research protocol. In the first quarter of 2006 the first patients were enrolled in the study.
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
      Our production process for our BIS hardware consists of final assembly, integration and testing of standard and custom components. Our production process for our BIS Sensors involves assembly of custom components on automated machinery. Qualified sub-contractors, who have met our supplier certification process and are placed on an approved vendors list, produce certain custom components for our products. Some of the components that are necessary for the assembly of our BIS system, including some of the components used in our BIS Sensors, are currently provided to us by sole-source suppliers or a limited group of suppliers. We purchase components through purchase orders and in select cases, long-term supply agreements. We generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our BIS system in the past, and we may experience similar shortages and delays in the future.
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
      We intend to move our manufacturing and other operations to a facility in Norwood, Massachusetts. See “Item 2. Facilities.”
Competition
      The medical device industry is subject to intense competition. We are facing increased competition in the level of consciousness market in the United States as a result of a number of competitors’ monitoring systems which have been cleared by the FDA. The competitive devices are based on signal-processing of the EEG and are marketed by well-established medical products companies with significant resources. We believe that new competition will come from companies, including patient monitoring companies, currently marketing conventional EEG monitors utilizing standard signal-processing techniques such as spectral edge frequency analyses and median frequency analyses. We also believe that new competition will come from companies that market EEG monitors utilizing novel signal-processing technologies. Several potential competitive products are currently being marketed outside the United States although we do not believe that these products provide any significant advantages relative to our BIS technology. These other products and techniques include the use of auditory evoked potentials, heart rate variability, pupillary reflexes and skin blood flow measurement techniques. Additionally, a number of academic researchers worldwide are studying the potential use of other techniques to measure the effects of anesthetics.

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
      We have established a substantial proprietary position with respect to our products and our core signal processing technology, bispectral analysis, and its application to biological signals. The patent position of medical device companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantage or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. We may be required to engage in litigation or administrative proceedings to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights.

      We were issued our most recent United States patent on January 6, 2006. As of December 31, 2005, we held 21 United States patents and had filed ten additional United States patent applications. We also have numerous corresponding patents and pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia, Japan, Mexico, Brazil, China and India. The following chart summarizes our United States patents and patent applications:

	Number of
	Currently
Number of	Pending
Issued	Patent
Patents	Applications	Technology Covered	Patent Expiration Date

2	2	Closed loop delivery of anesthesia	May 3, 2020 May 3, 2020

4	—	Application of Bispectral and higher order analysis and various statistical modeling technologies to EEG signals	March 13, 2007 April 30, 2008 June 14, 2011 October 17, 2012

3	2	Methods of ensuring the reliability of the computed values	December 24, 2016 January 30, 2018 July 3, 2022
—	1	Method of monitoring anesthetic state using changes in arterial compliance

1	—	Method of evaluating BIS information to facilitate clinical decision making	August 18, 2018

2	—	Application of bispectral analysis to electrocardiogram signals	May 15, 2007 June 4, 2008
—	5	Method of assessment of neurological conditions using EEG Bispectrum

1	—	Zipprep self-prepping disposable electrode technology	April 26, 2011

2	—	Technology relating to the interface between the BIS Sensor and the BIS monitor	October 20, 2015 October 20, 2015

5	—	BIS Sensor technology	October 11, 2016 October 11, 2016 October 11, 2016 June 19, 2018 June 9, 2019

1	—	Signal acquisition technology for digital signal converter	January 17, 2012

21	10

      We have also been granted a perpetual, royalty-free, non-exclusive license by Siemens Medical Systems, Inc. to a United States patent covering signal acquisition technology for digital signal converters. Additionally, on July 1, 2004, we exercised an option under an agreement with the Regents of the University of California, acquiring an exclusive license to certain brain monitoring technology in the field of diagnosis and management of neurological diseases and conditions which was developed at the Neuropsychiatric Institute and David Geffen School of Medicine at UCLA.

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
      Generally, before we can introduce a new product in the United States, we must obtain FDA clearance of a premarket notification under Section 510(k) of the FDC Act, referred to as a 510(k) notification, or approval of a premarket approval application under Section 515 of the FDC Act. To date, we have received clearance of 510(k) notification from the FDA with respect to the following products:

Date of Clearance of
Product	510(k) Notification

Zipprep EEG Electrodes	June 1994
A-1050 EEG Monitor with BIS	January 1996
BIS Standard Sensor	October 1996
BIS Clinical Utility Indication	October 1996
A-2000 BIS Monitor	February 1998
BIS Sensor Plus	January 2000
BIS Pediatric Sensor	October 2000
BIS XP Sensor family, including the BIS Quatro Sensor and BIS Extend Sensor	October 2000
BIS Module Kit	October 2000
BIS XP system	June 2001
A-2000 BIS Monitor Indication for Use change (Awareness)	October 2003
BISx system	February 2004
BIS SRS (Semi-reusable sensor)	February 2005
BIS VISTA	September 2005
BISx 4 Channel	November 2005
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
      The FDA monitors compliance with current Good Manufacturing Practices regulations by conducting periodic inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities, the continued marketing of our products may be adversely affected. During the last routine inspection of our manufacturing facility by the FDA in 2005, the FDA noted no adverse observations. We believe that we have continued to maintain manufacturing facilities and procedures that are fully compliant with all applicable government quality systems regulations and guidelines.
      In June 1998, we obtained ISO 9001: 1994 / EN 46001 international quality management system certification and European Medical Device Directive EC certification. These certifications show that our development, production and distribution of products comply with these standards and directives. Our continued compliance with these standards and directives has been confirmed since June 1998 in semi-annual surveillance audits. In April 2003, we obtained ISO 13485/ CMDR certification from a CMDCAS (Canadian) recognized registrar. In September 2005, we obtained ISO 13485: 2003/ CMDR re-certification from a CMDCAS (Canadian) recognized registrar. The ISO 9001, ISO 13485 and Medical Device Directive certifications signify compliance with the requirements enabling us to affix the CE Mark to our current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union countries. Since June 1998, medical devices cannot be sold in European Union countries unless they display the CE Mark.
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
Employees
      As of December 31, 2005, we had 258 employees worldwide in the following functional areas:

Number of
Employees	Functional Area

120	Sales, Marketing and Clinical Support
53	Manufacturing and Engineering
35	General and Administrative
35	Research and Development
15	Clinical and Regulatory Affairs

258	Total

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
Item 1A.     Risk Factors.
      This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our products, our dependence on the BIS system, regulatory approvals for our products, our ability to develop or acquire new products and remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue and earnings for each fiscal quarter in 2006, for the year ending December 31, 2006 and beyond. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The following important factors represent some of the current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.

We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities.
      We were profitable for each of the years ended December 31, 2004 and December 31, 2005. We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities. Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.
      The success of our business also depends in a large part on continued use of the BIS system by our customers and, accordingly, sales by us of BIS Sensors. We expect that over time, sales of BIS Sensors will increase as a percentage of our revenue as compared to sales of Equipment as we build our installed base of monitors and modules. If use of our BIS system, and accordingly, sales of our BIS Sensors, do not increase, our ability to grow our revenue and maintain profitability could be adversely affected.

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

Various factors may adversely affect our quarterly operating results through the first fiscal quarter of 2006.
      Various factors may adversely affect our quarterly operating results through the first fiscal quarter of 2006. Among these factors are the following: first, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, although the Japanese Ministry of Health, Labor and Welfare, or the Japanese Ministry, recently approved the sale of the BIS XP system through our distributor, Nihon Kohden, the potential benefits of this approval may not be recognized some time, or at all. Third, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert, or Alert, aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, on October 25, 2005, the ASA House of Delegates approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring, or Practice Advisory, including our BIS Technology. The Practice Advisory recommends that the decision to use brain monitoring technology be made by individual practitioners on a case-by-case basis. While we believe that both the Alert and the Practice Advisory are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert or in the Practice Advisory and, accordingly, potential benefits to our business that could have resulted from the Alert and the Practice Advisory may not be significant or realized at all.

Fluctuations in our quarterly operating results could cause our stock price to decrease.
      Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:

•	the timing and volume of customer orders for our BIS system,

•	use of and demand for our BIS Sensors,

•	transition of sales focus from BIS monitors to original equipment manufacturer products,

•	customer cancellations,

•	introduction of competitive products,

•	regulatory approvals,

•	changes in management,

•	turnover in our direct sales force,

•	effectiveness of new marketing and sales programs,

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business,

•	reductions in orders by our distributors and original equipment manufacturers, and

•	the timing and amount of our expenses.
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
      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. This includes estimates and judgments regarding revenue recognition, warranty reserves, inventory valuations and allowances for doubtful accounts. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates and judgments were made. There can be no assurance, however, that our estimates and judgments, or the assumptions underlying them, will be correct.

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
      We can provide no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future operations which would significantly limit our ability to implement our business plan. In addition, we may have to issue equity securities that may have rights, preferences and privileges senior to our common stock or issue debt securities that may contain limitations or restrictions on our ability to engage in certain transactions in the future.

Cases of awareness with recall during monitoring with the BIS system could limit market acceptance of the BIS system and could expose us to product liability claims.
      Clinicians have reported to us cases of possible awareness with recall during surgical procedures monitored with the BIS system. In most of the cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness with recall in these patients. However, in a small number of these reported cases, awareness with recall may not have been detected by monitoring with the BIS system. We have not systematically solicited reports of awareness with recall. It is possible that additional cases of awareness with recall during surgical procedures monitored with the BIS system have not been reported to us. Anesthesia providers and hospitals may elect not to purchase and use the BIS system if there is adverse publicity resulting from the report of cases of awareness with recall that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although our multi-center, multinational clinical studies have demonstrated that the use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults using general anesthesia and sedation, we may be subject to product liability claims for cases of awareness with recall during surgical procedures monitored with the BIS system. Any of these claims could require us to spend significant time and money in litigation or to pay significant damages. Moreover, if the patient safety benefits of BIS monitoring are not persuasive enough to lead to wider adoption of our BIS technology, or if any additional clinical research we undertake fails to support evidence of a link between the use of BIS monitoring and the incidence of awareness, our business could be adversely affected.

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

If we do not maintain our relationships with the anesthesia community, our growth will be limited and our business could be harmed. If anesthesiologists and other healthcare providers do not recommend and endorse our products, our sales may decline or we may be unable to increase our sales and profits.
      Physicians typically influence the medical device purchasing decisions of the hospitals and other healthcare institutions in which they practice. Consequently, our relationships with anesthesiologists are critical to our continued growth. We believe that these relationships are based on the quality of our products, our long-standing commitment to the consciousness monitoring market, our marketing efforts and our presence at medical society and trade association meetings. Any actual or perceived diminution in our reputation or the quality of our products, or our failure or inability to maintain our commitment to the consciousness monitoring market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with anesthesiologists and other anesthesia professionals and cause our growth to be limited and our business to be harmed.
      In order for us to sell our products, anesthesia professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of consciousness monitoring and the products of our competitors, and on training healthcare professionals in the proper application of our products. If we are not successful in obtaining the recommendations or endorsements of anesthesiologists and other healthcare professionals for our products, our sales may decline or we may be unable to increase our sales and profits.

Negative publicity or unfavorable media coverage could damage our reputation and harm our operations.
      Certain companies that manufacture medical devices have received significant negative publicity in the past when their products did not perform as the medical community or patients expected. This publicity, and the perception such products may not have functioned properly, may result in increased litigation, including large jury awards, legislative activity, increased regulation and governmental review of company and industry practices. If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, our ability to market our products would be adversely effected, we may be required to change our products, become subject to increased regulatory burdens and we may be required to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

If we do not successfully develop or acquire and introduce enhanced or new products we could lose revenue opportunities and customers.
      Our success in developing or acquiring and commercializing new products and enhancements of current products is affected by our ability to:

•	Identify in a timely manner new market trends;

•	Assess customer needs;

•	Successfully develop or acquire competitive products;

•	Complete regulatory clearance in a timely manner;

•	Successfully develop cost effective manufacturing processes;

•	Introduce such products to our customers in a timely manner; and

•	Achieve market acceptance.
      If we are unable to continue to develop or acquire and market new products and technologies, we may experience a decrease in demand for our products, and a loss of market share and our business would suffer. As the market for our BIS system matures, we need to develop or acquire and introduce new products for anesthesia monitoring or other applications. In 2002, we introduced commercially the BIS Extend Sensor for patients who are typically monitored for an extended period of time, such as in intensive care unit settings. We do not know whether the use of the BIS system in the intensive care unit will achieve market acceptance. In addition, we have begun to research the use of BIS monitoring to diagnose and track neurological diseases, including Alzheimer’s Disease and depression, and face at least the following two related risks:

•	we may not successfully adapt the BIS system to function properly for procedural sedation, when used with anesthetics we have not tested or with patient populations we have not studied, such as infants, and

•	our technology is complex, and we may not be able to develop it further for applications outside anesthesia monitoring, such as the diagnosis and tracking of neurological diseases.
      We are focused on the market for brain monitoring products. The projected demand for our products could materially differ from actual demand if our assumptions regarding this market and its trends and acceptance of our products by the medical community prove to be incorrect or do not materialize or if other products or technologies gain more widespread acceptance, which in each case would adversely affect our business prospects and profitability.
      If we do not successfully adapt the BIS system for new products and applications both within and outside the field of anesthesia monitoring, or if such products and applications are developed but not successfully commercialized, then we could lose revenue opportunities and customers.

If our clinical trials are delayed or unsuccessful, it could have an adverse effect on our business.
      We are in the process of initiating several clinical studies, including studies in the area of interoperative awareness in children, depression and Alzheimer’s disease, and the association between deep anesthesia and long-term patient outcomes. Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times.
      We cannot predict whether we will encounter problems with respect to any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. In addition, we cannot assure you that we will be successful in reaching the endpoints in these trials, or if we do, that the FDA or other regulatory agencies will accept the results.

      Any of the following could delay the completion of our ongoing and planned clinical trials, or result in failure of these trials to support our business:

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials,

•	delays in enrolling patients and volunteers into clinical trials,

•	lower than anticipated retention rate of patients and volunteers in clinical trials,

•	negative results from clinical trials for any of our potential products, including those involving the management of depression and the early diagnosis and tracking of Alzheimers disease,

•	failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential products.
      If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits or if the projected development timeline is inconsistent with our determination of when we need to get the product to market, we may chose to stop a clinical trial and/or development of a product.

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

We encourage our direct sales force, distributors and original equipment manufacturers to maximize the amount of our products they sell and they may engage in aggressive sales practices that may harm our reputation.
      We sell our products through a combination of direct sales force, third party distributors and original equipment manufacturers. As a means to incentivize the sales force, distributors and original equipment manufacturers, the compensation we pay increases with the amount of our products they sell. For example, the compensation paid to our members of our direct sales force consists, in part, of commissions and, the greater the number of sales, the higher the commission we pay. The participants in our sales channels may engage in sales practices that are aggressive or considered to be inappropriate by existing or potential customers. In addition, we do not exercise control over, and may not be able to provide sufficient oversight of, the sales practices and techniques used by third party distributors and original equipment manufacturers. Negative public opinion resulting from these sales practices can adversely affect our ability to keep and attract customers and could expose us to litigation.

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
      A component of our growth strategy is to expand our presence in international markets. We conduct international business primarily in Europe and Japan and we are attempting to increase the number of countries in which we do business. It is costly to establish international facilities and operations and to promote the BIS system in international markets. We have encountered barriers to the sale of our BIS system outside the United States, including less acceptance by anesthesia providers for use of disposable products, such as BIS Sensors, delays in regulatory approvals outside of the United States, particularly in Japan, and difficulties selling through indirect sales channels. In addition, we have little experience in marketing and distributing products in international markets. Revenue from international activities may not offset the expense of establishing and maintaining these international operations.

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
      We rely on third-party manufacturers to assemble and manufacture the components of our BIS monitors, original equipment manufacturer products and a portion of our BIS Sensors. We manufacture substantially all BIS Sensors in our own manufacturing facility. We have only one manufacturing facility. If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility for any reason, including damage or destruction of the facility, or experience a termination or modification of any manufacturing arrangement with a third party, we may be unable to deliver products to our customers on a timely basis. Even if we are able to identify alternative facilities to manufacture our products, if necessary, we may experience disruption in the supply of our products until such facilities are available. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not be available to us on acceptable terms or at all. In addition, we intend to transfer our manufacturing operations from our facilities in Newton, Massachusetts to our newly leased property in Norwood, Massachusetts. We may encounter delays in delivering our products as we establish and qualify these manufacturing operations at our new facility. Our failure to deliver products on a timely basis could lead to customer dissatisfaction and damage our reputation.

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

We plan to relocate our facilities in 2006 and it may cause disruption to our operations and our business.
      We have announced our intention to move our principal operating facilities to Norwood, Massachusetts by the end of 2006. Our new facility requires significant construction and build out before we will be able to relocate. If the new facility is not completed in a timely manner or if we are able to move some but not all of our operations to the new facility, we may experience significant interruption to our business. We will be required to achieve compliance at our new facility with FDA Good Manufacturing Practices and other regulatory approvals in order to manufacture our products. Any delay in receiving necessary approvals would adversely affect our ability to supply our product and reduce our sales and could adversely affect our reputation. In addition, as a result of our relocation we may lose some of our key employees, and if we are not able to retain or replace key personnel, our business could be adversely affected.

We may be required to bring litigation to enforce our intellectual property rights, which may result in substantial expense and may divert our attention from the implementation of our business strategy.
      We believe that the success of our business depends, in part, on obtaining patent protection for our products, defending our patents once obtained and preserving our trade secrets. We rely on a combination of contractual provisions, confidentiality procedures and patent, trademark and trade secret laws to protect the proprietary aspects of our technology. These legal measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Any patents we have obtained or will obtain in the future might also be invalidated or circumvented by third parties. Our pending patent applications may not issue as patents or, if issued, may not provide commercially meaningful protection, as competitors may be able to design around our patents or produce alternative, non-infringing designs. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from the business and may not be adequate to protect our intellectual property rights.

We may be sued by third parties which claim that our products infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical device patents.
      We may be subject to litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue,

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all, and

•	redesign our products, which may be costly, time-consuming and may not be successful.

We could be exposed to significant product liability claims which could divert management attention and adversely affect our cash balances, our ability to obtain and maintain insurance coverage at satisfactory rates or in adequate amounts and our reputation.
      The manufacture and sale of our products expose us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. There may be increased risk of misuse of our products if persons not skilled in consciousness monitoring attempt to use our BIS monitoring products. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We currently maintain product liability insurance; however, it may not cover the costs of any product liability claims made against us. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts. In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products and could lead to product recalls.

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
      As of March 1, 2006, Boston Scientific Corporation owned approximately 27% of our outstanding common stock. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. If Boston Scientific Corporation sells shares of our common stock, it may cause a decline in the price of our common stock. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties Additionally, in May 2005 we entered into a product development and distribution agreement with Boston Scientific under which Boston Scientific Corporation will provide us with $25.0 million to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. If such products are not successfully developed, marketed and sold under either agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Additionally, if Boston Scientific Corporation terminates either our strategic alliance or our development agreement or if there are any disruptions in our relationship with them, it could materially, adversely affect the development of our business and, in certain cases, could adversely affect the funding we receive for the development of our product candidates for depression and Alzheimer’s disease.

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
      We are facing increased competition in the domestic level of consciousness monitoring market as a result of a number of competitors’ monitoring systems which have been cleared by the FDA. These products are marketed by well-established medical products companies with significant resources. We may not be able to compete effectively with these and other potential competitors. We may also face substantial competition from companies which may develop sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share. We are seeking to develop new products and technologies in the areas of depression and Alzheimer’s disease. If we are not successful in developing new products or technologies, or if we experience delays in development or release of such products, we may not be able to compete successfully.

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

Even if we obtain the necessary FDA clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements our products could be subject to restrictions or withdrawal from the market.
      We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:

•	untitled letters, warning letters, fines, injunctions and civil penalties,

•	administrative detention, which is the detention by the FDA of medical devices believed to be adulterated or misbranded,

•	customer notification, or orders for repair, replacement or refund,

•	voluntary or mandatory recall or seizure of our products,

•	operating restrictions, partial suspension or total shutdown of production,

•	refusal to review pre-market notification or pre-market approval submissions,

•	rescission of a substantial equivalence order or suspension or withdrawal of a pre-market approval, and

•	criminal prosecution.
      Any of the foregoing actions by the FDA could have a material adverse effect on our business and results of operations.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.
      Our operations may be directly or indirectly affected by various state and federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.

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

If we do not attract and retain skilled personnel, or if we do not maintain good relationships with our employees, we will not be able to expand our business.
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
      In addition, we may be subject to claims that we engage in discriminatory or inappropriate practices with respect to our hiring, termination, promotion and compensation processes for our employees. Such claims, with or without merit, could be time consuming, distracting and expensive to defend, could divert attention of our management from other tasks important to the success of our business and could adversely affect our reputation as an employer.

Our employees may engage in misconduct or other improper activities, including insider trading.
      We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to accurately report financial information or data or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of customer information or information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.
      In addition, during the course of our operations, our directors, executives and employees may have access to material, non-public information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director or employee from trading in our common stock on the basis of or while having access to material, non-public information. If a director or employee were to be investigated, or an action were be brought against a director or employee, for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

Failure of users of the BIS system, or users of future products of the company, to obtain adequate reimbursement from third-party payors could limit market acceptance of the BIS system and other products, which could prevent us from sustaining profitability.
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
      In addition, market acceptance of future products serving the depression and Alzheimer’s disease markets could depend upon adequate reimbursement from third-party payors. The ability and willingness of third-party payors to authorize coverage and sufficient reimbursement to compensate and encourage physicians to use such products is both problematical and uncertain.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.
      Our largest three stockholders each own greater than 9% of our outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by directors or officers of the Company could cause other institutions or individuals to engage in sales of our common stock, which may further cause the price of our stock to decline.
      From time to time our directors and executive officers sell shares of our common stock on the open market. These sales are publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business and result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders’ ability to sell their shares for a premium in a change of control transaction.
      Various provisions of our certificate of incorporation and by-laws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

•	preferred stock that could be issued by our board of directors to make it more difficult for a third party to acquire, or to discourage a third party from acquiring, a majority of our outstanding voting stock,

•	classification of our directors into three classes with respect to the time for which they hold office,

•	non-cumulative voting for directors,

•	control by our board of directors of the size of our board of directors,

•	limitations on the ability of stockholders to call special meetings of stockholders,

•	inability of our stockholders to take any action by written consent, and

•	advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.
      In addition, in November 2004, our board of directors adopted a shareholder rights plan, the provisions of which could make it more difficult for a potential acquirer of Aspect to consummate an acquisition transaction.
Item 1B.     Unresolved Staff Comments.
      Not applicable.

Item 2.	Properties.
      We currently lease approximately 61,000 square feet in Newton, Massachusetts of which approximately 12,000 square feet is used for manufacturing and approximately 49,000 square feet is used for research and development, sales and marketing, general and administrative purposes and warehouse space. This lease expires on December 31, 2006.

      In February 2006, we signed a new lease agreement for a facility in Norwood, Massachusetts. We have agreed to lease approximately 136,500 square feet of property and, due to the fact the premises are still under construction, we will access the premises in three phases. We intend to move all of our operations currently conducted in Newton to Norwood, including manufacturing operations, on or before December 31, 2006.
      In October 2003, we entered into a lease for our international organization for approximately 2,765 square feet of office space located in De Meern, The Netherlands. This lease expires in October 2008.

Item 3.	Legal Proceedings.
      We are not a party to any material threatened or pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)	Market for Registrant’s Common Equity
      Our common stock has been traded on the Nasdaq National Market under the symbol “ASPM” since January 28, 2000. The following table sets forth, for the years ended December 31, 2004 and 2005, the range of high and low sales prices for our common stock on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low

2004:
Quarter Ended April 3, 2004	$18.25	$11.10
Quarter Ended July 3, 2004	$19.67	$14.22
Quarter Ended October 2, 2004	$19.42	$12.14
Quarter Ended December 31, 2004	$25.96	$17.00
2005:
Quarter Ended April 2, 2005	$24.50	$19.44
Quarter Ended July 2, 2005	$32.74	$20.74
Quarter Ended October 1, 2005	$34.98	$26.04
Quarter Ended December 31, 2005	$38.73	$27.47
      On March 1, 2006, the last reported sales price of our common stock on the Nasdaq National Market was $25.78 per share. As of March 1, 2006, there were approximately 393 holders of record of our common stock.

(b)	Dividend Policy
      We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all earnings for use in the operation and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Additionally, our revolving line of credit agreements with each of Bank of America (formerly Fleet National Bank) and Boston Scientific Corporation prohibit the declaration or payment of cash dividends without the consent of these parties.

Item 6.	Selected Consolidated Financial Data.
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002, and 2001 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenue	$73,474	$54,902	$43,476	$39,776	$35,829
Strategic alliance revenue	3,521	662	615	—	—

Total revenue	76,995	55,564	44,091	39,776	35,829
Costs of product revenue	19,303	12,992	10,898	11,815	12,446

Gross profit margin	57,692	42,572	33,193	27,961	23,383
Operating expenses:
Research and development	10,464	7,470	7,287	7,827	7,467
Sales and marketing	30,388	26,776	25,321	28,449	28,396
General and administrative	10,291	8,946	7,833	7,942	7,803

Total operating expenses	51,143	43,192	40,441	44,218	43,666

Income (loss) from operations	6,549	(620)	(7,248)	(16,257)	(20,283)
Interest income, net	1,926	923	725	956	2,564

Net income (loss)	$8,475	$303	$(6,523)	$(15,301)	$(17,719)

Net income (loss) per share:
Basic	$0.39	$0.02	$(0.34)	$(0.83)	$(1.01)
Diluted	$0.35	$0.01	$(0.34)	$(0.83)	$(1.01)
Weighted average shares used in computing net income (loss) per share:
Basic	21,508	20,142	19,413	18,450	17,614
Diluted	23,921	22,286	19,413	18,450	17,614

	December 31,

	2005	2004	2003	2002	2001

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$43,691	$32,213	$26,062	$31,765	$36,358
Restricted cash	82	82	5,100	5,100	5,100
Working capital	47,988	34,224	30,680	36,734	41,266
Total assets	87,132	61,690	47,740	54,480	63,369
Long-term debt	—	186	525	1,015	964
Total stockholders’ equity	67,423	45,586	30,968	36,797	48,056

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and BISx) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We also derive a portion of our revenue from strategic alliances. For management purposes, we segregate our revenue by sales within region and sales by product group as shown in the following table:

	2005	2004	2003

	(in thousands)
Domestic revenue	$58,430	$43,638	$35,968
Percent of total revenue	76%	79%	82%
International revenue	$18,565	$11,926	$8,123
Percent of total revenue	24%	21%	18%
Total revenue	$76,995	$55,564	$44,091
BIS Sensor revenue	$53,321	$39,585	$30,391
Percent of total revenue	69%	71%	69%
Equipment revenue	$20,150	$15,317	$13,085
Percent of total revenue	26%	29%	31%
Strategic alliance revenue	$3,524	$662	$615
Percent of total revenue	5%	1%	—
Total revenue	$76,995	$55,564	$44,091
      At December 31, 2005, we had cash, cash equivalents, restricted cash and short-term investments of approximately $43.8 million and working capital of approximately $48.0 million.
      We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.
      We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit or BISx system has been the primary reason for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our revenue, we need to continue to focus on both selling our Equipment and improving our per monitor and per original equipment manufacturer product sensor utilization rate. To achieve this growth, we continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will continue to contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.
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
      For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 2%, 2% and 4% of total revenue in 2005, 2004 and 2003, respectively.
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
      In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module and, most recently in 2005, our BIS XP system. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 19%, 18% and 13%, respectively, of international revenue in 2005, 2004 and 2003, respectively.
      Various factors may adversely affect our quarterly operating results through the first fiscal quarter of 2006 and beyond. These factors include the impact of the shift in our placements from BIS monitors to original equipment manufacturer products, which may lead to a reduction in gross margin on Equipment, the continued challenges of the worldwide economy and recent industry pronouncements on anesthesia awareness, including the Sentinel Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations and the Practice Advisory on Interoperative Awareness which was approved by the American Society of Anesthesiologists House of Delegates in October 2005. The advisory recommends that the decision to use brain monitoring technology should be made by individual practitioners on a case-by-case basis. In addition, in Japan, Nihon Kohden recently received approval of the BIS XP system and we may not recognize the potential benefits of this approval for some time, if at all.
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
      We also recognize revenue from prepaid license and royalty fees. This revenue is deferred until product shipment or delivery in accordance with the terms of the agreement and license and royalty fees are earned in accordance with the terms of the respective agreements. In August 2002, we recorded approximately $6,300,000 of deferred revenue related to an OEM product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2002 OEM product development and distribution agreement. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, as amended, which represents our best estimate of our period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. We amended the 2002 OEM product development and distribution agreement in January 2005 and extended the estimate of our period of significant continuing obligation by two years. Among other things, this amendment extends from December 31, 2004 to December 31, 2006 Boston Scientific Corporation’s right to exercise its option to distribute certain products developed by us for monitoring patients under sedation in a range of medical specialities and also extends from December 31, 2012 to December 31, 2014 the term during which Boston Scientific’s Corporation may serve as distributor of these products upon exercise of such option. As a result, we reduced the revenue that we recognized by approximately $124,000 in 2005. We will recognize approximately $492,000 of revenue on an annual basis over the remaining term of the 2002 OEM product development and distribution agreement. If our estimate of the period of significant continuing obligation is revised, this may have an impact on our revenue recognition of the deferred revenue related to this agreement with Boston Scientific Corporation.
      In May 2005, we recorded $5,000,000 of deferred revenue pursuant to a Product Development and Distribution Agreement that we entered into with Boston Scientific Corporation, which we refer to as the 2005 product development and distribution agreement. Pursuant to this agreement, Boston Scientific Corporation will provide to us $25,000,000 to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. Under the terms of this agreement, we are entitled to receive development payments in five annual installments of $5,000,000, beginning on May 31, 2005. Revenue is recognized on all allowable product development activities as the services are performed and costs are incurred, and we are obligated to spend all of the funding in the research areas related to diagnosing and treating depression and Alzheimer’s disease. The amount of revenue recognized under this agreement will fluctuate from quarter to quarter based on the level of allowable research and development expenses in any given quarter.
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

	Year Ended
	December 31,

	2005	2004	2003

Revenue	100%	100%	100%
Costs of revenue	25	23	25

Gross profit margin	75	77	75
Operating expenses:
Research and development	13	14	17
Sales and marketing	40	48	57
General and administrative	13	16	18

Total operating expenses	66	78	92

Income (loss) from operations	9	(1)	(17)
Interest income, net	2	2	2

Net income (loss)	11%	1%	(15)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

			Percentage
			Increase
	2005	2004	(Decrease)

	(in thousands except unit
	amounts)
Revenue — Worldwide
BIS Sensors	$53,321	$39,585	35%
BIS monitor	12,446	9,551	30%
Original equipment manufacturer products	4,851	3,008	61%
Other equipment and accessories	2,853	2,758	3%

Total equipment	20,150	15,317	32%

Total product revenue	73,471	54,902	34%
Strategic alliance	3,524	662	432%

Total revenue	$76,995	$55,564	39%

Unit Analysis — Worldwide
BIS Sensors	3,819,000	2,820,000	35%
BIS monitors	3,227	1,948	66%
Original equipment manufacturer products	4,847	2,239	116%
Installed base	32,253	24,133	34%
      Revenue. The increase in revenue from the sale of BIS Sensors from 2004 to 2005 was primarily attributable to an increase of approximately 35% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. During this period, the number of domestic sensors sold increased approximately 26% from approximately 2.2 million in 2004 to approximately 2.7 million in 2005, while the number of international sensors sold increased approximately 68% from approximately 633,000 in 2004 to approximately 1.1 million in 2005. The increase in the number of BIS

Sensors sold domestically was complemented by an increase in the average selling price of BIS Sensors of approximately 2% while the international average selling price of BIS Sensors decreased by approximately 1%. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 34% to 32,253 units at December 31, 2005 compared with 24,133 units at December 31, 2004.
      Equipment revenue in 2005 increased approximately 32% compared with 2004. The increase in revenue from the sale of Equipment from 2004 to 2005 was primarily the result of an increase of approximately 61% in original equipment manufacturer product revenue. The increase in original equipment manufacturer product revenue was the result of an increase of approximately 116% in the number of products shipped to original equipment manufacturers from 2,239 in 2004 compared with 4,847 original equipment manufacturer products shipped in 2005. The majority of this increase was a result of greater international sales as the number of products shipped internationally was approximately 4,091 in 2005 compared to approximately 1,801 products shipped internationally in 2004.
      For the year ended December 31, 2005, we had total strategic alliance revenue of approximately $3.5 million compared with approximately $662,000 for the year ended December 31, 2004. The strategic alliance revenue is primarily attributable to the revenue we recognized from our agreements with Boston Scientific Corporation. For the year ended December 31, 2005, approximately $2.9 million of the $3.5 million total strategic alliance revenue recognized relates to the 2005 product development and distribution agreement with Boston Scientific Corporation for the funding of research and development work in the area of depression and Alzheimer’s disease. Approximately $492,000 relates to the 2002 OEM product development and distribution agreement with Boston Scientific Corporation. The deferred revenue that was recorded from this agreement is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents our best estimate of the period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. On an annual basis, we will continue to recognize strategic alliance revenue of approximately $492,000 related to the 2002 OEM product development and distribution agreement, and we will recognize strategic alliance revenue related to the 2005 product development and distribution agreement as we incur research and development expenses that are allowable under the agreement.
      Our gross profit margin was approximately 75% of revenue in 2005 compared with a gross profit margin of approximately 77% of revenue in 2004. The decrease in the gross profit margin in 2005 compared with 2004 was principally the result of three factors. First, we had an increase in both revenue and unit shipments of our original equipment manufacturer products which have lower margins than our BIS monitors. Additionally, there was a decline in the average selling price of both monitor and modules in 2005 compared with 2004. Finally, international revenue increased as a percentage of total revenue from approximately 21% in 2004 to approximately 24% in 2005. International revenue has a lower margin because we sell primarily through distributors in the international market while in the United States we sell through a direct sales force.
Expense Overview

			Percentage
			Increase
	2005	2004	(Decrease)

	(in thousands)
Expenses
Research and development	$10,464	$7,470	40%
Sales and marketing	$30,388	$26,776	13%
General and administrative	$10,291	$8,946	15%
      Research and Development. The increase in research and development expenses in 2005 compared with 2004 was primarily attributable to an increase of approximately $1.5 million in compensation and benefits relating to an increase in headcount during the year. Of this amount, approximately $682,000 relates to an increase in salary expense and approximately $390,000 relates to an increase in bonus expense. Other increases during the year included an increase in consulting expense of approximately $714,000 related to work performed for product development of our latest generation stand-alone monitor, the BIS VISTA, and also consulting work in our neuroscience area, an increase in clinical study expenses of approximately $495,000 related to our initiatives into the neuroscience area, particularly related to the commencement of the BRITE trial and an increase of approximately $198,000 in prototype expenses, which primarily relates to the BIS VISTA. We expect research and development expenses in 2006 to increase compared with 2005, primarily as a result of work to be performed in connection with the 2005 product development and distribution agreement with Boston Scientific Corporation.
      Sales and Marketing. The increase in sales and marketing expenses in 2005 compared with 2004 was primarily attributable to an increase of approximately $1.5 million in operating expenses associated with our international subsidiaries. This $1.5 million increase was driven by an increase in compensation and benefits of approximately $833,000 and an increase in travel and entertainment expenses of approximately $230,000, in each case as a result of additional headcount. Increases in domestic sales and marketing expenses included an increase in compensation and benefits of approximately $949,000 and an increase in travel and entertainment expenses of approximately $324,000, in each case as a result of an increase in headcount. In addition, we incurred an increase of approximately $284,000 related to commissions paid to group purchasing organizations, approximately $253,000 in print collateral and advertising and approximately $220,000 in consulting expenses. We expect sales and marketing expenses in 2006 to increase compared with 2005.
      General and Administrative. The increase in general and administrative expenses in 2005 compared with 2004 was attributable to an increase of approximately $548,000 in compensation and benefits as a result of additional headcount, an increase of approximately $324,000 in professional services, an increase of approximately $190,000 in bad debt expense and an increase of approximately $115,000 in charitable contributions. We expect general and administrative expenses in 2006 to increase compared with 2005.
      Interest Income. Interest income increased to approximately $2.0 million in 2005 from approximately $1.0 in 2004. The increase in interest income from 2004 to 2005 was primarily attributable to higher cash and investment balances as a result of amounts received under the 2005 product development and distribution agreement with Boston Scientific Corporation and also cash received from the exercise of employee stock options. We expect interest income to increase in 2006 compared with 2005 due to the increase in our cash and investment balances.
      Interest Expense. Interest expense decreased to approximately $52,000 in 2005 from approximately $106,000 in 2004, a decrease of approximately 51%. The decrease in interest expense in 2005 was a result of lower average outstanding debt obligations as we paid off all of our outstanding debt in the third quarter of 2005. We expect that there will be no interest expense recognized in 2006 as we do not intend to enter into any debt agreements in the foreseeable future.
      Net Income (Loss). As a result of the factors discussed above, in 2005 we had net income of approximately $8.5 million compared with net income of approximately $303,000 in 2004. We did not record a provision for income taxes for the year ended December 31, 2005. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. Although we were profitable for the year ended December 31, 2005, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

			Percentage
			Increase
	2004	2003	(Decrease)

	(in thousands except unit
	amounts)
Revenue — Worldwide
BIS Sensor	$39,585	$30,391	30%
BIS monitor	9,551	6,942	38%
Original equipment manufacturer products	3,008	3,229	(7)%
Other equipment and accessories	2,758	2,914	(5)%

Total Equipment	15,317	13,085	17%

Total product revenue	54,902	43,476	26%
Strategic alliance	662	615	1%

Total revenue	$55,564	$44,091	26%

Unit Analysis — Worldwide
BIS Sensors	2,820,000	2,244,000	26%
BIS monitors	1,948	1,340	45%
Original equipment manufacturer products	2,239	2,259	(1)%
Installed base	24,133	19,517	24%
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

Quarterly Results of Operations
      The following table sets forth unaudited selected operating results for each of the eight fiscal quarters in the two years ended December 31, 2005. We believe that the following selected quarterly information includes all adjustments (consisting only of normal, recurring adjustments) that we consider necessary to present this information fairly. This financial information should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our results of operations have fluctuated in the past and are likely to continue to fluctuate significantly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations in the future.

	Quarter Ended

	April 3,	July 3,	October 2,	December 31,	April 2,	July 2,	October 1,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005

				(In thousands)
Revenue	$12,797	$13,426	$13,625	$15,716	$17,084	$18,741	$19,593	$21,577
Gross profit margin	9,932	10,249	10,380	12,011	12,642	13,927	14,716	16,406
Operating expenses	10,908	10,818	10,118	11,349	11,875	12,716	12,578	13,974
Net (loss) income	(796)	(376)	520	955	1,130	1,615	2,639	3,091
Liquidity and Capital Resources
      Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through December 31, 2005, we raised approximately $85.7 million from private equity financings, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2005, we received $5.0 million under the 2005 product development and distribution agreement that we entered into with Boston Scientific Corporation.
      In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which expires in May 2006. Subject to annual review by Bank of America, the revolving line of credit may be extended by Bank of America. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with the extension of this revolving line of credit agreement in May 2004, we are now required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. Prior to the extension in May 2004, we were required to maintain restricted cash in an amount equal to 102% of the $5.0 million commitment. For the year ended December 31, 2005, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or at LIBOR plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At December 31, 2005, the interest rate on the line of credit was 7.25%; there was no amount outstanding under this line of credit and we had standby letters of credit outstanding in the amount of $80,000.

Agreements with Boston Scientific Corporation
      In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $10.0 million. Note 19 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K includes additional information relating to the strategic alliance with Boston Scientific Corporation.
      In connection with our strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At December 31, 2005, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.
      In June 2004, we sold an additional 500,000 shares of our common stock at a purchase price of $16.21 per share to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $8.1 million.
      On May 31, 2005, we received the first $5.0 million development payment from Boston Scientific Corporation pursuant to the 2005 product development and distribution agreement. Pursuant to this agreement, we are entitled to receive a total of $25.0 million from Boston Scientific Corporation in five annual installments of $5.0 million per year beginning in May 2005. The funds must be used to support the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease.
      We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at December 31, 2005 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the end of 2006. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.
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
      Working capital at December 31, 2005 was approximately $48.0 million compared with approximately $34.2 million at December 31, 2004. The increase in working capital from December 31, 2004 to December 31, 2005 was primarily attributable to an increase in our cash and short term investments of approximately $11.5 million.
      Cash from Operations. We generated approximately $7.8 million of cash from operations in 2005. The positive cash from operating activities generated during this period was primarily driven by our net income of approximately $8.5 million and cash received under the 2005 product development and distribution agreement with Boston Scientific Corporation, which significantly increased deferred revenue. The increases in cash from operations were partially offset by an increase in accounts receivable of approximately $4.0 million related to our increased sales, and significant planned inventory purchases of approximately $1.2 million.
      We generated approximately $2.1 million of cash from operations during the three years ended December 31, 2005, which was primarily driven by net income of approximately $2.3 million.
      Cash from Investing Activities. We used approximately $14.6 million of cash in investing activities in 2005. The cash used for investing activities was the result of net purchases of investments of approximately $11.9 million in 2005 and the acquisition of property and equipment of approximately $2.6 million, primarily for the purchase of two automated sensor manufacturing lines.

      We used approximately $19.2 million for investing activities during the three years ended December 31, 2005 primarily as a result of net purchases of investments of approximately $20.7 million and acquisition of property, plant and equipment of approximately $4.7 million, partially offset by a decrease in restricted cash of approximately $5.0 million.
      Cash from Financing Activities. We generated approximately $12.4 million of cash from financing activities in 2005 primarily as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans offset by payments of principal on debt related to our investment in sales-type leases of approximately $497,000.
      We generated approximately $26.0 million of cash from financing activities during the three years ended December 31, 2005. Cash generated by financing activities during this period was primarily the result of proceeds from the issuance of our common stock to Boston Scientific Corporation of approximately $8.1 million and proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans, offset by payments of principal on debt related to our investment in sales-type leases of approximately $2.2 million.
      In July 1999, we entered into an agreement under which we can sell a portion of our existing and future investment in sales-type leases to Americorp Financial, Inc. Through 2004, we sold approximately $5.1 million of our investment in sales-type leases and, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A replacement of FASB Statement No. 125, the proceeds from these sales were classified as debt. In September 2005, we paid off the remaining debt obligation of approximately $251,000 to Americorp Financial, Inc.
      We had capital expenditures of approximately $2.6 million for the year ended December 31, 2005, which related primarily to the purchase of components for two additional automated sensor manufacturing lines in order to meet our long-term projections for customer demand. We anticipate that the level of capital expenditures in 2006 will increase compared with the level of capital expenditures in 2005 as we expect to purchase additional components for these sensor manufacturing lines.
      In February 2005, we entered into an agreement with the supplier of our electronic memory device used in the XP family of our disposable sensors to purchase a sufficient quantity of these electronic memory devices to maintain our inventory levels. This purchase totaled approximately $1.2 million and was completed in September 2005.
      We have summarized below our contractual cash obligations as of December 31, 2005:

	Payments Due By Period

		Less Than	One to Three	Three to Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years

Operating leases	$20,949	$1,667	$3,371	$3,630	$12,281

Total contractual cash obligations	$20,949	$1,667	$3,371	$3,630	$12,281

Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Income Taxes
      We have net operating loss carryforwards for federal and state income tax purposes of approximately $105,841,000 and $45,040,000, respectively, and tax credits for federal and state income tax purposes of approximately $2,179,000 and $1,472,000, respectively. These tax attributes began expiring in 2002 and will continue to expire through 2025 if not utilized. Additionally, the net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under

Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. Although we were profitable for the year ended December 31, 2005, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized.
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
      SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of SFAS No. 123R as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. Since we currently account for stock options and restricted stock awards granted to employees and shares issued under our employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense generally is recognized. We expect that the adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share included in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We adopted SFAS No. 123R in 2006 and selected the modified prospective method of application.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes,and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting for, and reporting of changes, in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practical to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 is not expected to have a any impact on our financial position or results of operations.

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

1. Evaluation of Disclosure Controls and Procedures.
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      Based on our assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
      Our independent registered public accountants have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears below.
      (c) Attestation Report of the Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Aspect Medical Systems, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on the Effectiveness of Internal Control Over Financial Reporting, that Aspect Medical Systems, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aspect Medical Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Aspect Medical Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aspect Medical Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aspect Medical Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 10, 2006
      (c) Changes in Internal Control over Financial Reporting.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information with respect to directors and executive officers required under this item is incorporated by reference to the information set forth under the section entitled “Election of Directors” in our proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 24, 2006. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2006 proxy statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
      The information required under this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an Audit Committee financial expert and identification of the Audit Committee of our Board of Directors is contained in our 2006 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.
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
      The information required under this item is incorporated by reference to the sections entitled “Information About Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2006 proxy statement.
      The sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2006 proxy statement are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required under this item is incorporated by reference to the section entitled “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2006 proxy statement.

Item 13.	Certain Relationships and Related Transactions.
      The information required under this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our 2006 proxy statement.

Item 14.	Principal Accountant Fees and Services.
      The information required under this item is incorporated by reference to the section entitled “Independent Auditors Fees and Other Matters” in our 2006 proxy statement.

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

ASPECT MEDICAL SYSTEMS, INC.
Date: March 15, 2006

By:	/s/ Michael Falvey

Vice President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nassib G. Chamoun Nassib G. Chamoun	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ J. Breckenridge Eagle J. Breckenridge Eagle	Chairman of the Board of Directors	March 15, 2006

/s/ Michael Falvey Michael Falvey	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Boudewijn L.P.M. Bollen Boudewijn L.P.M. Bollen	President of International Operations and Director	March 15, 2006

/s/ David W. Feigal, Jr., M.D. David W. Feigal, Jr., M.D.	Director	March 15, 2006

/s/ Edwin M. Kania Edwin M. Kania	Director	March 15, 2006

/s/ James J. Mahoney, Jr. James J. Mahoney, Jr.	Director	March 15, 2006

/s/ Donald R. Stanski, M.D. Donald R. Stanski, M.D.	Director	March 15, 2006

ASPECT MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Aspect Medical Systems, Inc.
      We have audited the accompanying consolidated balance sheets of Aspect Medical Systems Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Medical Systems, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aspect Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 10, 2006

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$20,437	$14,761
Restricted cash	82	82
Short-term investments	23,254	17,452
Accounts receivable, net of allowances of $116 and $41 at December 31, 2005 and 2004, respectively	11,717	7,835
Current portion of investment in sales-type leases	1,623	1,698
Inventory, net	5,117	2,224
Other current assets	1,484	1,192

Total current assets	63,714	45,244
Property and equipment, net	3,727	2,662
Long-term investments	17,568	11,439
Long-term investment in sales-type leases	2,123	2,320
Long-term portion of notes receivable from related parties	—	25

Total assets	$87,132	$61,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$311
Accounts payable	2,393	1,920
Accrued liabilities	10,196	7,832
Deferred revenue	3,137	957

Total current liabilities	15,726	11,020
Long-term portion of deferred revenue	3,983	4,898
Long-term debt	—	186
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 22,281,155 and 20,838,611 shares issued and outstanding at December 31, 2005 and 2004, respectively	222	208
Additional paid-in capital	159,281	145,429
Deferred compensation	(498)	—
Accumulated other comprehensive loss	(84)	(78)
Accumulated deficit	(91,498)	(99,973)

Total stockholders’ equity	67,423	45,586

Total liabilities and stockholders’ equity	$87,132	$61,690

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Product revenue	$73,474	$54,902	$43,476
Strategic alliance revenue	3,521	662	615

Total revenue	76,995	55,564	44,091
Costs of product revenue	19,303	12,992	10,898

Gross profit margin	57,692	42,572	33,193
Operating expenses:
Research and development	10,464	7,470	7,287
Sales and marketing	30,388	26,776	25,321
General and administrative	10,291	8,946	7,833

Total operating expenses	51,143	43,192	40,441

Income (loss) from operations	6,549	(620)	(7,248)
Interest income	1,978	1,029	924
Interest expense	(52)	(106)	(199)

Net income (loss)	$8,475	$303	$(6,523)

Net income (loss) per share:
Basic	$0.39	$0.02	$(0.34)
Diluted	$0.35	$0.01	$(0.34)
Weighted average shares used in computing net income (loss) per share:
Basic	21,508	20,142	19,413
Diluted	23,921	22,286	19,413
The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Notes		Accumulated
		Common Stock			Receivable		Other
	Comprehensive			Additional	From		Comprehensive		Total
	Income		Par	Paid-in	Employees	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	and Directors	Compensation	(Loss)	Deficit	Equity

Balance, December 31, 2002		19,371	$194	$130,607	$(271)	$—	$21	$(93,753)	$36,798
Issuance of common stock upon exercise of common stock options	—	83	1	274	—	—	—	—	275
Issuance of common stock upon ESPP purchase	—	48	—	223	—	—	—	—	223
Payments on notes receivable from employees and directors	—	—	—	—	193	—	—	—	193
Deferred compensation related to stock options	—	—	—	27	—	(27)	—	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	—	27	—	—	27
Comprehensive loss:
Net loss	(6,523)	—	—	—	—	—	—	(6,523)	(6,523)
Other comprehensive loss — Unrealized loss on marketable securities	(25)	—	—	—	—	—	(25)	—	(25)

Comprehensive loss:	$(6,548)	—	—	—	—	—	—	—	—

Balance, December 31, 2003		19,502	$195	$131,131	$(78)	$—	$(4)	$(100,276)	$30,968
Issuance of common stock in connection with strategic alliance	—	500	5	8,100	—	—	—	—	8,105
Issuance of common stock upon exercise of common stock options	—	811	8	5,804	—	—	—	—	5,812
Issuance of common stock upon ESPP purchase	—	25	—	312	—	—	—	—	312
Issuance of common stock awards	—	1	—	16	—	—	—	—	16
Payments on notes receivable from employees and directors	—	—	—	—	78	—	—	—	78
Deferred compensation related to stock options	—	—	—	61	—	(61)	—	—	—
Amortization of deferred compensation related to stock options	—	—	—	5	—	61	—	—	66
Comprehensive income:
Net income	303	—	—	—	—	—	—	303	303
Other comprehensive loss — Unrealized loss on marketable securities	(74)	—	—	—	—	—	(74)	—	(74)

Comprehensive income:	$229	—	—	—	—	—	—	—	—

Balance, December 31, 2004		20,839	$208	$145,429	$—	$—	$(78)	$(99,973)	$45,586

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(in thousands)

					Notes		Accumulated
		Common Stock			Receivable		Other
	Comprehensive			Additional	From		Comprehensive		Total
	Income		Par	Paid-In	Employees	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	and Directors	Compensation	(Loss)	Deficit	Equity

Issuance of common stock upon exercise of common stock options	—	1,415	$14	$12,497	$—	$—	$—	$—	$12,511
Issuance of common stock upon ESPP purchase	—	18	—	416	—	—	—	—	416
Issuance of common stock awards	—	1	—	50	—	—	—	—	50
Issuance of stock options to non- employees	—	—	—	225	—	—	—	—	225
Issuance of shares of common stock upon vesting of restricted stock	—	8	—	—	—	—	—	—	—
Deferred compensation related to the issuance of restricted stock	—	—	—	664	—	(664)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	166	—	—	166
Comprehensive income:
Net income	8,475	—	—	—	—	—	—	8,475	8,475
Other comprehensive loss — Unrealized loss on marketable securities	(6)	—	—	—	—	—	(6)	—	(6)

Comprehensive income:	$8,469	—	—	—	—	—	—	—	—

Balance, December 31, 2005		22,281	$222	$159,281	$—	$(498)	$(84)	$(91,498)	$67,423

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$8,475	$303	$(6,523)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,563	1,509	1,993
Provision for (credit to) doubtful accounts	131	(39)	(237)
Stock-based compensation expense	441	66	27
Changes in assets and liabilities —
Increase in accounts receivable	(4,013)	(2,023)	(870)
(Increase) decrease in inventory	(2,893)	(709)	819
(Increase) decrease in other assets	(267)	(67)	89
Decrease (increase) in investment in sales-type leases	272	392	(268)
Increase (decrease) in accounts payable	472	731	(58)
Increase (decrease) in accrued liabilities	2,364	(39)	744
Increase (decrease) in deferred revenue	1,265	(654)	(898)

Net cash provided by (used for) operating activities	7,810	(530)	(5,182)

Cash flows from investing activities:
Payments on loans to related parties	1	734	379
Acquisition of property and equipment	(2,628)	(1,175)	(868)
Decrease in restricted cash	—	5,018	—
Purchases of marketable securities	(55,181)	(40,056)	(17,346)
Proceeds from sales and maturities of marketable securities	43,244	24,810	23,825

Net cash (used for) provided by investing activities	(14,564)	(10,669)	5,990

Cash flows from financing activities:
Proceeds from sale of investment in sales-type leases	—	—	266
Principal payments on debt related to investment in sales-type leases	(497)	(707)	(965)
Proceeds from issuance of common stock	12,927	14,245	499
Payments received on notes receivable from employees and directors	—	78	193

Net cash provided by (used for) financing activities	12,430	13,616	(7)

Net increase in cash and cash equivalents	5,676	2,417	801
Cash and cash equivalents, beginning of period	14,761	12,344	11,543

Cash and cash equivalents, end of period	$20,437	$14,761	$12,344

Supplemental disclosure of cash flow information:
Interest paid	$52	$105	$192

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)

(1)	Description of Operations
      Aspect Medical Systems, Inc. and its subsidiaries (the “Company”) develop, manufacture and market an anesthesia monitoring system called the BIS® system. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room, intensive care and procedural sedation settings and administer the amount of anesthesia needed by each patient. The Company’s BIS system incorporates the Company’s proprietary disposable BIS Sensors and the Company’s BIS monitor or original equipment manufacturers’ products, including the BIS Module Kit and BISx. The BIS system is based on the Company’s patented core technology, the BIS index.
      The Company had net income of approximately $8,475,000 and $303,000 for the years ended December 31, 2005 and 2004 and incurred a net loss of approximately $6,523,000 for the year ended December 31, 2003. At December 31, 2005, the Company had an accumulated deficit of approximately $91,498,000. The principal risks that may affect the business, results of operations and financial condition of the Company include the Company’s ability to effectively market and sell the Company’s products, market acceptance of the Company’s technology and products, new technologies and products developed by competitors, the Company’s ability to raise sufficient capital to fund operations, limited sales and marketing experience, the ability to maintain relationships with new and existing customers, the reliance on a single product family, risks related to the Company’s alliance with Boston Scientific Corporation, manufacturing risks, risks related to the Company’s international operations, the dependence on single source or limited suppliers, technological risks and other risks.

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
      The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at December 31, 2005 and 2004. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive loss. Investments that have contractual maturities of

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

Revenue Recognition
      The Company sells its BIS monitors primarily through a combination of a direct sales force and distributors. The Company sells its BIS Module Kits and BISx system to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under the Company’s Equipment Placement (“EP”) program. Sales, sales-type lease agreements and sales under the EP program are subject to the Company’s standard terms and conditions of sale and do not include any customer acceptance criteria, installation or other post shipment obligations (other than warranty) or any rights of return. The Company’s BIS monitor is a standard product and does not require installation as it can be operated with the instructions included in the operator’s manual.
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
      As of December 31, 2005, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.
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
(tabular amounts in thousands except per share amounts)
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

Warranty
      Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide such warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the years ended December 31, 2005, 2004 and 2003, and accrued warranty

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
cost, included in accrued liabilities in the consolidated balance sheet at December 31, 2005 and 2004, was as follows:

Balance as of December 31, 2002	$368
Warranty expense	(150)
Deductions and other	(71)

Balance as of December 31, 2003	147
Warranty expense	87
Deductions and other	(97)

Balance as of December 31, 2004	137
Warranty expense	99
Deductions and other	(77)

Balance as of December 31, 2005	$159

Shipping and Handling Costs
      Shipping and handling costs are included in costs of revenue. Shipping and handling costs for the years ended December 31, 2005, 2004 and 2003 were approximately $786,000, $527,000 and $400,000, respectively.

Advertising Costs
      Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of operations. Advertising costs for the years ended December 31, 2005, 2004 and 2003 were approximately $734,000, $231,000 and $360,000, respectively.

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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

Concentration of Credit Risk
      Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments, accounts receivable and investment in sales-type lease receivables. The Company does not require collateral or other security to support financial instruments subject to credit risk. To minimize the financial statement risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. The Company maintains cash, cash equivalents and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and the Company’s policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.

Single or Limited Source Suppliers
      The Company currently obtains certain key components of its products from single or limited sources. The Company purchases components pursuant to purchase orders, and in select cases, long-term supply agreements and generally does not maintain large volumes of inventory. The Company has experienced shortages and delays in obtaining certain components of its products in the past. The Company may experience similar shortages and delays in the future. The disruption or termination of the supply of components or a significant increase in the costs of these components from these sources could have a material adverse effect on the Company’s business, financial position and results of operations and cash flows. In February 2005, the Company entered into an agreement with the supplier of its electronic memory device used in the XP family of its disposable sensors to purchase a sufficient quantity of these electronic memory devices to maintain inventory levels. This purchase totaled approximately $1.2 million and was completed in September 2005.

Net Income (Loss) Per Share
      In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share amounts for the three years ended December 31, 2005, 2004 and 2003 were computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and restricted stock, during those periods.
      For the years ended December 31, 2005, 2004 and 2003 approximately 271,000, 596,000 and 4,474,000 common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
      Basic and diluted net income (loss) per share for the years ended December 31, 2005, 2004 and 2003 were determined as follows:

	2005	2004	2003

Basic:
Net income (loss)	$8,475	$303	$(6,523)

Weighted average shares outstanding	21,508	20,142	19,413

Basic net income (loss) per share	$0.39	$0.02	$(0.34)

Diluted:
Net income (loss)	$8,475	$303	$(6,523)

Weighted average shares outstanding	21,508	20,142	19,413
Effect of dilutive options and restricted stock	2,413	2,144	—

Weighted average shares assuming dilution	23,921	22,286	19,413

Diluted net income (loss) per share	$0.35	$0.01	$(0.34)

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

Stock-Based Compensation
      SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees using the intrinsic value method under APB Opinion No. 25 and has adopted the fair value disclosure-only alternative under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company has computed the weighted-average fair value of options granted in 2005, 2004 and 2003 using the Black-Scholes option-pricing model pursuant to SFAS No. 123. The following table shows the weighted average assumptions used in the applicable periods and the weighted average fair market value of the options granted in each period.

	Year Ended December 31,

	2005	2004	2003

Risk-free interest rate	3.77%	3.23%	2.99%
Expected dividend yield	—	—	—
Expected life of options	5 years	5 years	5 years
Expected volatility	51%	55%	57%
Weighted average fair market value of options granted	$11.12	$7.90	$3.14

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
      If the Company had recognized compensation cost for these awards consistent with SFAS No. 123, the Company’s net income (loss) and pro forma net income (loss) per common share would have been increased to the following pro forma amounts:

	Year Ended December 31,

	2005	2004	2003

Net income (loss):
Net income (loss) as reported	$8,475	$303	$(6,523)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(6,055)	(5,945)	(7,112)

Pro forma net income (loss)	$2,420	$(5,642)	$(13,635)

Net income (loss) per share:
Basic:
As reported	$0.39	$0.02	$(0.34)
Pro forma	$0.11	$(0.28)	$(0.70)
Diluted:
As reported	$0.35	$0.01	$(0.34)
Pro forma	$0.10	$(0.25)	$(0.70)
      Stock-based employee compensation expense in the table above has been recognized using the straight-line method.
      Compensation expense for non-employee stock options was approximately $225,000, $66,000 and $26,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
(tabular amounts in thousands except per share amounts)

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
      SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of SFAS No. 123R as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. Since the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense generally is recognized. The Company expects that the adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share included in Note 2 to the Company’s consolidated financial statements. The Company adopted SFAS No. 123R in January 2006 and has selected the modified prospective method of application.

(3)	Comprehensive Income (Loss)
      The Company’s total comprehensive income (loss) is as follows:

	Year Ended December 31,

	2005	2004	2003

Net income (loss)	$8,475	$303	$(6,523)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(6)	(74)	(25)

Comprehensive income (loss)	$8,469	$229	$(6,548)

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
(4) Cash, Cash Equivalents, Restricted Cash and Marketable Securities
      Cash and cash equivalents consist of the following:

	December 31,

	2005	2004

Cash	$15,845	$13,009
Commercial paper	4,592	1,752

	$20,437	$14,761

      At December 31, 2005, the Company maintained $82,000 of restricted cash as part of its revolving line of credit agreement with a commercial bank (see Note 18).
      Available-for-sale marketable securities at December 31, 2005 and 2004 consist of the following:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2005 —
U.S. Government debt securities	$995	$—	$(1)	$994
Corporate obligations	40,073	13	(258)	39,828

	$41,068	$13	$(259)	$40,822

December 31, 2004 —
U.S. Government debt securities	$2,734	$6	$(2)	$2,738
Corporate obligations	26,094	4	(443)	25,655
Commercial paper	495	3	—	498

	$29,323	$13	$(445)	$28,891

      All available-for-sale marketable securities have contractual maturities of one to two years.
      The aggregate fair value of investments with unrealized losses was approximately $33,542,000 and $24,413,000 at December 31, 2005 and 2004, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary.
      The Company reviews investments in U.S. Government debt securities and corporate obligations for the other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.
      The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(5)	Investment in Sales-Type Leases
      The Company leases equipment to customers under sales-type leases. The components of the Company’s net investment in sales-type leases are as follows:

	December 31,

	2005	2004

Total minimum lease payments receivable	$5,275	$5,815
Less:
Unearned interest income	752	842
Allowance for lease payments	777	955

Net investment in sales-type leases	3,746	4,018
Less — current portion	1,623	1,698

	$2,123	$2,320

      Future minimum lease payments due under non-cancelable leases as of December 31, 2005 are as follows:

Year Ending December 31,

2006	$1,869
2007	1,258
2008	761
2009	464
2010	146

$4,498

(6)	Inventory
      Inventory consists of the following:

	December 31,

	2005	2004

Raw materials	$2,939	$959
Work-in-progress	145	66
Finished goods	2,033	1,199

	$5,117	$2,224

      For the years ended December 31, 2005, 2004 and 2003, approximately $132,000, $275,000 and $48,000, respectively, of raw material components of monitors were written down to zero cost and subsequently scrapped or used for repair and service.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(7)	Property and Equipment
      Property and equipment consist of the following:

		December 31,
	Useful Life
	in Years	2005	2004

Construction in progress	—	$1,200	$545
Computer equipment	3	6,253	5,731
Demonstration, evaluation and rental equipment	2	73	60
Machinery and equipment	3 to 5	6,128	5,021
Furniture and fixtures	3	2,029	2,012
Leasehold improvements	Shorter of the lease or useful life of the asset	1,720	1,630

		17,403	14,999
Accumulated depreciation and amortization		(13,676)	(12,337)

		$3,727	$2,662

      Depreciation expense was approximately $1,563,000, $1,509,000 and $1,993,000 for the periods ended December 31, 2005, 2004 and 2003, respectively.

(8)	Income Taxes
      The Company’s effective income tax rate as of December 31, 2005 differed from the expected U.S. federal statutory income tax rate as set forth below:

	December 31,

	2005	2004

Expected federal tax expense	$2,882	$103
Permanent differences	150	124
Previously unbenefitted net operating losses	(3,032)	(227)

Income tax expense	$—	$—

      Deferred income tax assets consist of the following:

	December 31,

	2005	2004

Net operating loss carryforwards	$38,215	$33,061
Tax credit carryforwards	3,151	3,431
Deferred revenue	2,773	2,280
Other	3,188	3,146

Gross deferred tax assets	47,327	41,918
Valuation allowance	(47,327)	(41,918)

Net deferred tax asset	$—	$—

      The Company accounts for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
based on the “more-likely-than-not” standard of realizing such benefit. In determining whether it is “more-likely-than-not” that the Company will realize such benefits, SFAS No. 109 requires that all negative and positive evidence be considered in making the determination. SFAS No. 109 also indicates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” During 2005, the valuation allowance increased by $5,409,000.
      As of December 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $105,680,000 and $44,880,000, respectively, and tax credits for federal and state income tax purposes of approximately $2,179,000 and $1,472,000, respectively. These tax attributes began expiring in 2002 and will continue to expire through 2025 if not utilized. Additionally, the net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.
      As of December 31, 2005, the Company has deferred tax assets of approximately $13,407,000 that pertain to net operating loss carryforwards resulting from the exercise of employee stock options. If recognized, the tax benefit of these losses will be accounted for as a credit to stockholders’ equity.

(9)	Stockholders’ Equity

Common Stock
      At December 31, 2005, the Company has reserved approximately 5,604,000 shares of common stock for issuance under the Company’s stock option plans and approximately 102,000 shares of common stock for issuance under the Company’s 1999 Employee Stock Purchase Plan.

(10)	Stock Option Plans
      The Company’s stock option plans provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 10,710,000 shares of common stock to employees, directors, consultants and advisors. Option exercise prices are determined by the Board of Directors. Stock options and restricted common stock generally vest over two to four years and provide, in certain instances, for the acceleration of vesting upon a change of control of the Company. At December 31, 2005, approximately 1,635,000 shares of common stock were available for future grant under the Company’s stock option plans.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
      A summary of stock option activity is as follows:

			Weighted
	Number of		Average Option
	Shares	Option Exercise Prices	Price per Share

Outstanding, December 31, 2002	4,099,112	$0.20-47.88	$10.23
Granted	740,725	3.62-10.12	5.25
Exercised	(83,560)	0.20-10.00	3.30
Canceled	(282,109)	2.51-47.88	11.81

Outstanding, December 31, 2003	4,474,168	0.20-47.88	9.43
Granted	1,040,750	12.50-23.62	15.71
Exercised	(810,201)	0.20-23.63	7.17
Canceled	(120,284)	2.51-45.83	11.42

Outstanding, December 31, 2004	4,584,433	0.20-47.88	11.20
Granted	917,700	20.61-34.90	23.64
Exercised	(1,414,950)	0.20-28.63	8.84
Canceled	(137,840)	0.20-46.44	13.54

Outstanding, December 31, 2005	3,949,343	$0.20-47.88	$14.86

Exercisable, December 31, 2005	2,507,237	$0.20-47.88	$13.05
Exercisable, December 31, 2004	3,071,455	$0.20-47.88	$11.15
Exercisable, December 31, 2003	2,973,255	$0.20-47.88	$10.20
      A summary of outstanding and exercisable options as of December 31, 2005 is as follows:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price

$ 0.20 – $ 3.85	492,553	5.58	$3.27	342,475	$3.09
4.00 – 9.80	405,907	3.79	5.97	370,598	5.97
10.00 – 10.20	603,962	5.33	10.09	539,822	10.09
10.55 – 14.91	460,173	6.54	12.91	350,465	12.47
15.00 – 15.23	33,051	8.23	15.18	10,616	15.15
15.66 – 15.66	605,123	8.09	15.66	297,763	15.66
17.00 – 18.20	63,129	8.76	17.96	13,510	17.92
20.61 – 20.61	623,107	9.13	20.61	149,352	20.61
23.62 – 28.63	444,975	5.35	24.69	387,616	24.43
29.73 – 47.88	217,363	8.85	35.24	45,020	43.70

$ 0.20 – $47.88	3,949,343			2,507,237

1991 Amended and Restated Stock Option Plan
      The Company’s 1991 Amended and Restated Stock Option Plan provides for the granting, at the discretion of the Board of Directors, of options for the purchase of up to 3,360,000 shares of common stock to

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
employees, directors and advisors. Options granted under the 1991 Amended and Restated Stock Option Plan terminate ten years from the date of grant. Option exercise prices are determined by the Board of Directors.

1998 Stock Incentive Plan
      At December 31, 2005, the 1998 Stock Incentive Plan (“the 1998 Incentive Plan”), provided for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 3,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors and advisors. Options granted under the 1998 Incentive Plan terminate ten years from the date of grant. Option exercise prices are determined by the Compensation Committee, but cannot be less than 100% of fair market value for incentive stock options.

Amended and Restated 1998 Director Equity Incentive Plan
      In February 1998, the Company adopted the 1998 Director Stock Option Plan and, in April 2005 the Board of Directors approved the Amended and Restated 1998 Director Equity Incentive Plan (the “Director Plan”). Under the terms of the Director Plan, directors of the Company who are not employees of the Company are eligible to receive nonstatutory options to purchase common stock, restricted stock awards and other common stock-based awards. At December 31, 2005, a total of 350,000 shares of common stock were available for issue under the Director Plan. Options granted under the Director Plan terminate ten years from the date of grant. The Board of Directors administers the Director Plan, including the date on which awards will be issued, the type of award that will be issued and any vesting provisions for stock options and the terms under which restrictions on restricted stock awards will lapse. In certain circumstances, including a change of control (as defined in the Director Plan), the vesting of options and the restrictions applicable to restricted stock awards, will accelerate. No awards may be granted under the Director Plan after April 2015.

1999 Employee Stock Purchase Plan
      The 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows eligible employees the right to purchase shares of common stock at the lower of 85% of the closing price per share of common stock on the first or last day of an offering period. Each offering period is six months. An aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to the Purchase Plan. As of December 31, 2005, 197,792 shares of the Company’s common stock had been issued under the Purchase Plan.
      In November 2005, the Company amended the Purchase Plan to allow eligible employees the right to purchase shares of common stock at the lower of 95% of the closing price per share of common stock on the first or last day of an offering period. This amendment is effective beginning with the first offering period in 2006.

2001 Stock Incentive Plan
      At December 31, 2005, Company’s 2001 Stock Incentive Plan (the “2001 Incentive Plan”) provided for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 4,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors, consultants and advisors. Options granted under the 2001 Incentive Plan terminate ten years from the date of grant. Option exercise prices are determined by the Compensation Committee, but cannot be less than 100% of fair market value for incentive stock options.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(11)	Distribution and Licensing Agreements
      The Company has entered into various distribution, licensing and royalty agreements relating to its products with distributors and original equipment manufacturers covering both the domestic and international markets. These agreements have original terms ranging from two to ten years. In connection with these agreements, approximately $6,917,000 and $5,650,000 of payments received were classified as deferred revenue as of December 31, 2005 and 2004, respectively. The deferred revenue includes prepaid license and royalty fees. The deferred revenue is recognized either at shipment or delivery in accordance with the agreed upon contract terms and as license and royalty fees are earned. License and royalty fees are related to future technological developments and will be recognized upon shipment or delivery of units incorporating the technology in accordance with the agreed upon contract terms. For the years ended December 31, 2005 and 2004, the Company had approximately $202,000 and $205,000, respectively, in deferred revenue related to revenue arrangements, which had been deferred until the revenue recognition criteria in SAB No. 104 and other authoritative accounting literature have been met.

(12)	401(k) Savings Plan
      The Company has a 401(k) savings plan (“the Plan”) in which substantially all domestic employees can participate. Employer contributions are at the discretion of the Board of Directors and vest ratably over five years. During 2005, the Company made the election to begin employer contributions to the 401(k) plan. The Company contributed approximately $263,000 to the Plan in 2005.

(13)	Commitments and Contingencies

Leases
      The Company leases approximately 61,000 square feet of research and development, sales and marketing, production and general and administrative space in Newton, Massachusetts under an operating lease that expires in December 2006. Effective February 1, 2004 the Company entered into an operating lease for the Company’s international organization for approximately 2,765 square feet of office space in De Meern, The Netherlands. This lease expires in October 2008. Rent expense was approximately $1,011,000, $998,000 and $936,000 in 2005, 2004 and 2003, respectively. In February 2006, the Company entered into a lease agreement pursuant to which the Company has agreed to lease approximately 136,500 square feet of property in Norwood, Massachusetts. Since the leased premises are still under construction, the Company will access the leased premises in three separate phases. The term of the lease agreement will commence on the earlier of either (i) the date the phase I construction of the leased premises is substantially completed, (ii) the date the Company occupies the leased premises for the conduct of business or (iii) July 1, 2006 (the Commencement Date). The lease expires approximately 10 years from the Commencement Date and the Company has been granted the option to extend the term for three additional five-year periods. In connection with this lease, the Company provided a security deposit in the amount of $930,000 to the lessor in accordance with the terms of the lease agreement.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
      Future gross minimum lease, commitments for all non-cancelable operating leases including the lease signed in February 2006, as of December 31, 2005 are as follows:

Year Ending December 31,
2006	$1,667
2007	1,666
2008	1,705
2009	1,815
2010	1,815
Thereafter	12,281

Total minimum lease payments	$20,949

(14)	Other Related Party Transactions
      Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000 to certain officers, employees and a consultant of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At December 31, 2005 and 2004, the aggregate outstanding balance on these loans was approximately $25,000 and $47,000, respectively. The long-term portion of the loans is included in long-term notes receivable from related parties, and the short-term portion of approximately $25,000 and $22,000 at December 31, 2005 and 2004, respectively, is included in other current assets in the accompanying consolidated balance sheets.
      Refer to Note 9 for a description of the Company’s agreements with BSC, which are also related party transactions.

(15)	Accrued Liabilities
      Accrued liabilities consist of the following:

	December 31,

	2005	2004

Payroll and payroll-related	$7,672	$5,614
Professional services	346	281
Warranty	159	137
Accrued research and development expenses	500	133
Accrued sales and marketing expenses	190	165
Accrued general and administrative expenses	179	164
Deferred rent expense	75	128
Taxes payable	717	527
Unvouchered invoices	358	683

Total accrued liabilities	$10,196	$7,832

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

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
      Revenue by geographic destination and as a percentage of total revenue is as follows:

	Year Ended December 31,

	2005	2004	2003

Geographic Area by Destination
Domestic	$58,430	$43,638	$35,968
International	18,565	11,926	8,123

Total	$76,995	$55,564	$44,091

	Year Ended December 31,

	2005	2004	2003

Geographic Area by Destination
Domestic	76%	79%	82%
International	24	21	18

Total	100%	100%	100%

      The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2005, 2004 and 2003.
      The Company’s long-lived assets included the following:

	Year Ended December 31,

	2005	2004	2003

Property, plant and equipment
Domestic	$3,641	$2,546	$2,866
International	86	116	130

Total	$3,727	$2,662	$2,996

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(17)	Valuation and Qualifying Accounts
      The following tables set forth activity in the Company’s valuation and qualifying accounts:

		Additions

	Balance at	Charges (Credits)	Charges		Balance at
	Beginning of	to Expenses and	(Credits) to		End of
	Period	Costs of Revenue	Revenue	Deductions	Period

Allowance for Doubtful Accounts
Year Ended —
December 31, 2003	$408	$(237)	$—	$21	$150
December 31, 2004	150	(39)	—	70	41
December 31, 2005	41	153	—	78	116
Reserve for Excess or Obsolete Inventory
Year Ended —
December 31, 2003	$186	$70	$—	$48	$208
December 31, 2004	208	279	—	275	212
December 31, 2005	212	42	—	132	122
Allowance for Lease Payments
Year Ended —
December 31, 2003	$1,166	$—	$186	$254	$1,098
December 31, 2004	1,098	—	(122)	(21)	955
December 31, 2005	955	—	(101)	(77)	777

(18)	Loan Agreements
      In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2006 pursuant to an amendment to the line of credit entered into in May 2005, and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At December 31, 2005, the Company had outstanding standby letters of credit with the commercial bank of approximately $80,000. At December 31, 2005, there was no amount outstanding under this revolving line of credit. At December 31, 2005, the interest rate on the revolving line of credit was 7.25%.
      The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At December 31, 2005, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
      In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with BSC in connection with a strategic alliance (see Note 19).

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
      In July 1999, the Company entered into an agreement under which it can sell a portion of its existing and future investment in sales-type leases to a third-party finance company. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125, the proceeds from these sales have been classified as debt in the accompanying consolidated balance sheets at December 31, 2005 and 2004. This debt bears interest at rates ranging from 10.25% to 12.50%. In September 2005, the Company paid off the remaining debt obligation of approximately $251,000 to Americorp Financial, Inc.

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
      Approximately $4,425,000 of the aggregate purchase price is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2005, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide BSC exclusive distribution rights to newly developed technology. On January 31, 2005, the Company amended its 2002 OEM product development agreement with BSC to provide a two-year extension to the period during which BSC may exercise an option to distribute sedation management technology for interventional and specialty medical procedure suites. Among other things, the amendment extends from December 31, 2004 to December 31, 2006 BSC’s right to exercise its option to distribute certain products developed by the Company for monitoring patients under sedation in a range of medical specialities and also extends from December 31, 2012 to December 31, 2014 the term during which BSC may serve as distributor of these products upon exercise of such option. This amendment extended the period over which the deferred revenue will be recognized and accordingly, reduced the revenue that the Company records on an annual basis by approximately $124,000. The Company will recognize approximately $123,000 of revenue on a quarterly basis over the remaining term of the 2002 OEM product development and distribution agreement. Approximately $492,000 was recognized as strategic alliance revenue for the year ended December 31, 2005 and approximately $615,000 was recognized as strategic alliance revenue for both 2004 and 2003. The term of the 2002 OEM product development and distribution agreement, as amended, continues until such time that BSC is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2014.
      As part of the strategic alliance with BSC, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of BSC. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which BSC, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by BSC under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with BSC is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)
collateral. At December 31, 2005, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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
      On May 23, 2005, the Company entered into the 2005 product development and distribution agreement with BSC for the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders, which are referred to in the agreement as “BIS-Screen Products.” In accordance with the 2005 product development and distribution agreement, BSC has agreed to provide $25,000,000 in development funding in five annual installments of $5,000,000. Up to $2,500,000 of the development payments may be accelerated for a subsequent payment year with the approval of BSC. In no event will BSC be obligated to make total payments that exceed $25,000,000. In exchange, the Company agreed to appoint BSC as its exclusive, worldwide distributor of any BIS-Screen Products in the Boston Scientific Field, as defined in the 2005 product development and distribution agreement. The Boston Scientific Field does not include the Company’s products designed for the early detection, diagnosis and management of patients with dementia caused by a neurological condition such as Alzheimer’s disease, or with cognitive impairment that is likely a precursor to Alzheimer’s disease, which products are referred to in the 2005 product development and distribution agreement as the “Aspect Field.” Additionally, the Company has the option to manufacture BIS-Screen products developed pursuant to the agreement for BSC, or any other distributor. The Company must exercise this option no later than six months prior to the reasonably estimated product completion date. In the event that the Company does not exercise this manufacturing option, BSC has the right to exercise the manufacturing option.
      In accordance with the 2005 product development and distribution agreement, the Company is required to use at least 80% of the BSC development payments to fund its fully-burdened product development costs in any disease state in which the development of BIS-Screen Products has been approved by the joint steering committee for the alliance. Additionally, the Company may use up to 20% of the BSC development payments to fund its fully-burdened product development costs relating to the development of BIS-Screen Products in the Aspect Field or in any disease states in which the development of BIS-Screen Products have not been approved by the steering committee. In addition, BSC and the Company will share in any profits from the sale of BIS-Screen Products for a period of twelve years after first product launch. For the year ended December 31, 2005 , the Company recognized approximately $2,950,000 as revenue from the 2005 product development and distribution agreement. Approximately $2,050,000 of the $5,000,000 development payment is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2005. The deferred revenue is being recognized on all allowable research and development activities as the services are performed and costs are incurred.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(20)	Shareholder Rights Plan
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(21)	Summarized Quarterly Financial Data (Unaudited)
      The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2005 and December 31, 2004:

	For the Quarter Ended

	April 2,	July 2,	October 1,	December 31,
	2005	2005	2005	2005

Revenue	$17,084	$18,741	$19,593	$21,577
Gross profit margin	$12,642	$13,927	$14,716	$16,406
Operating expenses	$11,875	$12,716	$12,578	$13,974
Net income	$1,130	$1,615	$2,639	$3,091
Net income per share
Basic	$0.05	$0.08	$0.12	$0.14
Diluted	$0.05	$0.07	$0.11	$0.13

	For the Quarter Ended

	April 3,	July 3,	October 2,	December 31,
	2004	2004	2004	2004

Revenue	$12,797	$13,426	$13,625	$15,716
Gross profit margin	$9,932	$10,249	$10,380	$12,011
Operating expenses	$10,908	$10,818	$10,118	$11,349
Net (loss) income	$(796)	$(376)	$520	$955
Net (loss) income per share
Basic	$(0.04)	$(0.02)	$0.03	$0.05
Diluted	$(0.04)	$(0.02)	$0.02	$0.04

EXHIBIT INDEX

Exhibit
No.		Exhibit

3(i)	.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

3(ii)	.1	Amended and Restated By-Laws are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 0-24663).

3.2		Certificate of Designations of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).

4.1		Specimen common stock certificate is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

4.2		See Exhibits 3(i).1 and 3(ii).1 for provisions of the Registrant’s certificate of incorporation and by-laws defining the rights of holders of common stock.

4.3		Rights Agreement, dated as of November 29, 2004, between Aspect Medical Systems, Inc. and EquiServe Trust Company, N.A., which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).

10.1		1998 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.2†	International Distribution Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.3†	International License Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.4		License Agreement, dated as of October 31, 1995, by and between the Registrant and Siemens Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.5†	Product Agreement, dated May 5, 1999, by and between the Registrant and Drager Medizintechnik GmbH is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.6†	OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.7†	Letter Agreement, dated August 27, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.8†	Distribution and License Agreement, dated as of April 1, 1996, between SpaceLabs Medical, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.9		Form of Promissory Note made in favor of the Registrant by certain directors and executive officers, together with Form of Pledge Agreement, by and between the Registrant and certain directors and executive officers, together with a schedule of material terms are incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

Exhibit
No.		Exhibit

10.10		Fourth Amended and Restated Registration Rights Agreement, dated December 17, 1998, by and among the Registrant and the several purchasers named on the signature pages thereto is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10	.11†	Supplier Agreement, dated August 13, 1999, between Novation, LLC and the Registrant is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.12		Sublease Agreement, dated as of October 15, 1999, by and between Newton Technology Park LLC and the Registrant is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-24663 Iomega).

10.13		Revolving Credit Facility, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Promissory Note, dated May 16, 2001, by and between the Registrant and Fleet National Bank and Pledge Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File No. 0-24663).

10.14		First Amendment, dated December 21, 2001, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24663).

10.15		Advisory Board Agreement, dated as of January 23, 2002, by and between Stephen E. Coit and the Registrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 0-24663).

10.16		Stock Purchase Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2002 (File No. 0-24663).

10.17		Registration Rights Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 8, 2002 (File No. 0-24663).

10.18		Loan Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation, together with Security Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation and Promissory Note dated as of August 7, 2002, made by the Registrant in favor of Boston Scientific Corporation are incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 8, 2002 (File No. 0-24663).

10	.19†	OEM Product Development Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2002 (File No. 0-24663).

10.20		Third Amendment, dated March 21, 2003, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-24663).

10	.21†	OEM Development and Purchase Agreement, dated February 13, 2002, by and between the Registrant and Dixtal Biomedica Ind E Com Ltda. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 0-24663).

10.22		Special Bonus Program for Nassib G. Chamoun dated April 24, 2003 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 0-24663).

Exhibit
No.		Exhibit

10	.23†	OEM Development and Purchase Agreement, dated July 24, 2003, by and between the Registrant and Datascope Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2003 (File No. 0-24663).

10	.24†	Addendum 1, Effective January 1, 2003, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24663).

10	.25†	BISx Development, Purchase and License Agreement dated January 28, 2004, by and between the Registrant and Draeger Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

10	.26†	Addendum 2, effective January 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

10.27		Stock Purchase Agreement, dated as of April 7, 2004, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 0-24663) is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

10.27		Fifth Amendment, dated May 14, 2004, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Deposit Pledge Agreement, dated May 14, 2004, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-24663).

10	.29†	Exclusive License Agreement, dated July 1, 2004, by and between the Registrant and The Regents of the University of California is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-4663).

10.30		Sixth Amendment, dated October 8, 2004, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 2, 2004 (File No. 0-24663).

10	.31†	Capital Equipment Supplier Agreement for Level of Consciousness between Novation, LLC and the Registrant dated January 27, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 (File No. 0-24663).

10	.32†	Product Development and Distribution Agreement between Boston Scientific Corporation and the Registrant dated May 23, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 0-24663).

10.33		Amendment No. 1 to OEM Product Development Agreement by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2005.

10.34		Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2005.

10.35		Amendment No. 1 to Rights Agreement by and between the Registrant and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2005.

10.36		Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.

Exhibit
No.		Exhibit

10.37		Nonstatutory Stock Option Agreement Granted Under 1998 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.

10.38		Form of Restricted Stock Agreement Granted Under Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.

10.39		Amendment to 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.

10	.40†	Purchase Agreement by and between the Registrant and General Electric Company is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.

10	.41†	BISx License, Development, and Supply Agreement by and between the Registrant and Spacelabs Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.

10.42		Net Lease by and between the Registrant and CFRI/ CQ Norwood Upland, L.L.C. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 9, 2006.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP.

31.1		Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.