Form 10-Q
period 2006-04-01
ASPECT MEDICAL SYSTEMS INC
filed 2006-05-11
CIK 886235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The registrant had 22,426,910 shares of common stock, $0.01 par value per share, outstanding as of May 1, 2006.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,569	$20,437
Restricted cash	1,100	82
Short-term investments	26,291	23,254
Accounts receivable, net of allowances of $142 at April 1, 2006 and $116 at December 31, 2005	10,743	11,717
Current portion of investment in sales-type leases	1,551	1,623
Inventory, net	6,032	5,117
Other current assets	2,312	1,484

Total current assets	67,598	63,714
Property and equipment, net	4,627	3,727
Long-term investments	13,013	17,568
Long-term investment in sales-type leases	1,919	2,123

Total assets	$87,157	$87,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,623	$2,393
Accrued liabilities	7,058	10,196
Deferred revenue	1,363	3,137

Total current liabilities	11,044	15,726
Long-term portion of deferred revenue	3,858	3,983
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 22,402,836 and 22,281,155 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	224	222
Additional paid-in capital	161,665	159,281
Deferred compensation	—	(498)
Accumulated other comprehensive loss	(73)	(84)
Accumulated deficit	(89,561)	(91,498)

Total stockholders’ equity	72,255	67,423

Total liabilities and stockholders’ equity	$87,157	$87,132

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Product revenue	$20,442	$16,928
Strategic alliance revenue	1,446	156

Total revenue	21,888	17,084

Costs of revenue (1)	5,346	4,442

Gross profit margin	16,542	12,642

Operating expenses: (1)
Research and development	3,647	1,988
Sales and marketing	8,756	7,276
General and administrative	2,938	2,611

Total operating expenses	15,341	11,875

Income from operations	1,201	767
Interest income	736	376
Interest expense	—	(13)

Net income	$1,937	$1,130

Net income per share:
Basic	$0.09	$0.05
Diluted	$0.08	$0.05

Weighted average shares used in computing net income per share:
Basic	22,335	20,918
Diluted	23,943	23,211

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$105	$3
Research and development	371	10
Sales and marketing	627	23
General and administrative	537	25
	$1,640	$61
The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
Cash flows from operating activities:
Net income	$1,937	$1,130
Adjustments to reconcile net income to net cash used for operating activities —
Depreciation and amortization	371	414
Provision for doubtful accounts	26	—
Stock-based compensation expense	1,640	61
Changes in assets and liabilities —
Decrease (increase) in accounts receivable	947	(414)
Increase in inventory	(915)	(972)
Increase in other assets	(827)	(1,454)
Decrease in investment in sales-type leases	277	58
Increase in accounts payable	230	508
Decrease in accrued liabilities	(3,138)	(1,836)
Decrease in deferred revenue	(1,899)	(172)

Net cash used for operating activities	(1,351)	(2,677)

Cash flows from investing activities:
Payments on loans to related parties	—	1
Increase in restricted cash	(1,018)	—
Acquisitions of property and equipment	(1,271)	(412)
Purchases of marketable securities	(15,567)	(12,255)
Proceeds from sales and maturities of marketable securities	17,095	10,224

Net cash used for investing activities	(761)	(2,442)

Cash flows from financing activities:
Principal payments on debt related to investment in sales-type leases	—	(118)
Proceeds from issuance of common stock	1,244	1,361

Net cash provided by financing activities	1,244	1,243

Net decrease in cash and cash equivalents	(868)	(3,876)
Cash and cash equivalents, beginning of period	20,437	14,761

Cash and cash equivalents, end of period	$19,569	$10,885

Supplemental disclosure of cash flow information:
Interest paid	$—	$13
The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.
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
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at April 1, 2006 and December 31, 2005. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.
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
     As of April 1, 2006, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide such warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the three months ended April 1, 2006 and April 2, 2005, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at April 1, 2006, was as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Beginning balance	$159	$137
Warranty expense	58	34
Deductions and other	(23)	(13)

Ending balance	$194	$158

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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
Property and Equipment
     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related property and equipment. The costs of improvements to the Company’s leased building are capitalized as leasehold improvements and amortized on the straight-line method over the shorter of the life of the lease or the useful life of the asset. Repair and maintenance expenditures are charged to expense as incurred. The Company does not develop software for internal use and the costs of software acquired for internal use are accounted for in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
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
Net Income Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts for the three months ended April 1, 2006 and April 2, 2005 were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and restricted stock, during those periods.
     For the three months ended April 1, 2006 and April 2, 2005, approximately 193,000 and 523,000 common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     Basic and diluted net income per share amounts for the three months ended April 1, 2006 and April 2, 2005 were determined as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Basic:
Net income	$1,937	$1,130

Weighted average shares outstanding	22,335	20,918

Basic net income per share	$0.09	$0.05

Diluted:
Net income	$1,937	$1,130

Weighted average shares outstanding	22,335	20,918
Effect of dilutive stock options and restricted stock	1,608	2,293

Weighted average shares assuming dilution	23,943	23,211

Diluted net income per share	$0.08	$0.05

Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income, the only other element of comprehensive income impacting the Company is the unrealized gains (losses) on its investments for all periods presented.
Stock-Based Compensation
     The Company has three stock-based employee compensation plans, one stock-based non-employee director compensation plan and an employee stock purchase plan. Stock options and restricted common stock generally vest over two to four years and provide, in certain instances, for the acceleration of vesting upon a change of control of the Company. Options under these plans terminate ten years from the date of grant. The Company’s stock option plans provide for the grant at the discretion of the Board of Directors, of options for the purchase of up to 10,710,000 shares of common stock to employees, directors, consultants and advisors.
     On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share Based Payment, or SFAS No. 123R, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.
     Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended April 1, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS 123R.
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income, and basic and diluted earnings per share were $1,622,000 and $0.07, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. There was no impact on the Company’s statement of cash flows.
Stock Option Activity:
     A summary of stock option activity for the first quarter of 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,949	$14.86
Granted	504	29.25
Exercised	(119)	10.42
Canceled	(14)	25.78
Outstanding at April 1, 2006	4,320	$16.62	6.85	$49,383

Vested or expected to vest at April 1, 2006	4,205	$16.48	6.80	$48,587

Exercisable at April 1, 2006	2,571	$13.25	5.57	$37,363
     Cash received from option exercises under all stock-based compensation plans for the three months ended April 1, 2006 and April 2, 2005 was approximately $1,244,000 and $1,361,000, respectively. The intrinsic value of options exercised during the quarters ended April 1, 2006 and April 2, 2005 was approximately $2,093,000 million and $4,993,000, respectively. The estimated fair value of shares vested during for the quarter ended April 1, 2006 and April 2, 2005 was approximately $1,570,000 and $1,536,000, respectively.
     A summary of nonvested restricted stock as of April 1, 2006 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2005	23	$21.18
Granted	22	29.25
Vested	(2)	22.72
Canceled	—	—

Nonvested at April 1, 2006	43	$25.23

     As of April 1, 2006, total compensation cost related to non-vested restricted stock not yet recognized was $1,090,000, which is expected to be recognized in the statement of operations over a weighted-average period of 2 years.
Grant-date fair value:
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the quarters ended April 1, 2006 and April 2, 2005, the Company calculated the grant-date fair value using the following assumptions:

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
Options granted	503,560	654,700
Weighted average exercise price	$29.25	$20.61
Weighted average grant date fair value	$12.58	$9.71

Assumptions:
Risk-free interest rate	4.66%	3.62%
Expected term	5 years	5 years
Expected volatility	41%	50%
Expected dividend yield	—	—
     Risk-free interest rate: the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
     Expected term: the expected term of an employee option is the period of time for which the option is expected to be outstanding. The Company uses a Monte Carlo simulation model to estimate the expected term assumption for the grant date valuation as it believes that this information is currently the best estimate of the expected term of a new option.
     Expected volatility: In estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used its implied volatility to estimate expected volatility in the first quarter of 2006. The Company believes that implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Expected dividend yield: this assumption is not applicable in the Company’s calculation as the Company has not declared any dividends.
     The Company utilized an independent third party with expertise in valuation methodologies to validate these assumptions.
Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three months ended April 1, 2006, the Company applied a forfeiture rate of 6.6%. The Company will re-evaluate this forfeiture rate on a quarterly basis and will adjust the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred.
     As a result of the adoption of SFAS No. 123R, the Company’s results for the quarter ended April 1, 2006 include compensation expense of approximately $1,622,000, which is included in the consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ compensation cost.
     As of April 1, 2006, total compensation cost related to non-vested stock options not yet recognized was $16,036,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 18 months.
     The following table presents the effect on net income and earnings per share had stock-based compensation expense been recorded for the quarter ended April 2, 2005 based on the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     The reported and pro-forma net income and earnings per share for the quarter ended April 1, 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS No. 123R.

Three Months
Ended April 2,
2005
Net income:
Net income as reported	$1,130
Add: Stock-based employee compensation expense included in reported net income	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,536)

Pro forma net loss	$(406)

Net income (loss) per share:
Basic:
As reported	$0.05
Pro forma	$(0.02)

Diluted:
As reported	$0.05
Pro forma	$(0.02)
Non-employee stock-based compensation expense
     For the three months ended April 1, 2006, the Company recorded stock-based compensation expense for non-employees of approximately $18,000. The Company granted 800 options to a consultant which resulted in approximately $10,000 of stock-based compensation expense and awarded 300 shares of common stock to a consultant which resulted in approximately $8,000 of stock-based compensation expense.
     For the three months ended April 2, 2005, the Company recorded stock-based compensation expense for non-employees of approximately $20,000 which related to a grant of 2,000 options to a consultant.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     (3) Comprehensive Income
          The Company’s total comprehensive income is as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net income	$1,937	$1,130
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	11	(32)

Comprehensive income	$1,948	$1,098

     (4) Investment in Sales-Type Leases
          The components of the Company’s net investment in sales-type leases are as follows:

	April 1,	December 31,
	2006	2005
Total minimum lease payments receivable	$5,118	$5,275
Less:
Unearned interest income	739	752
Allowance for lease payments	909	777

Net investment in sales-type leases	3,470	3,746
Less — current portion	1,551	1,623

	$1,919	$2,123

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
(5) Inventory
     Inventory consists of the following:

	April 1,	December 31,
	2006	2005
Raw materials	$3,609	$2,939
Work-in-progress	78	145
Finished goods	2,345	2,033

	$6,032	$5,117

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
     Revenue by geographic destination and as a percentage of total revenue is as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Geographic Area by Region
U.S.	$16,817	$12,935
International	5,071	4,149

Total	$21,888	$17,084

	Three Months Ended
	April 1,	April 2,
	2006	2005
Geographic Area by Region
U.S.	77%	76%
International	23	24

Total	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three months ended April 1, 2006 and April 2, 2005.
(7) Commitments and Contingencies
     In February 2006, the Company entered into a lease agreement for approximately 136,500 square feet of property in Norwood, Massachusetts. Since the leased premises are still under construction, the Company will access the leased premises in three separate phases. The term of the lease agreement will commence on the earlier of (i) the date the phase I construction of the leased premises is substantially completed, (ii) the date the Company occupies the leased premises for the conduct of business or (iii) July 1, 2006 (the “Commencement Date”). The lease expires approximately 10 years from the Commencement Date and the Company has been granted the option to extend the term for three additional five-year periods. The Company provided a security deposit in the amount of $930,000 to the lessor in accordance with the terms of the lease agreement.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
(8) Related Party Transactions
     Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000, to certain officers, employees and a consultant of the Company. All loans are evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans are payable over periods ranging from one to five years and in each case are secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At April 1, 2006 and December 31, 2005, the aggregate outstanding balance on these loans was approximately $13,000 and $25,000, respectively. At April 1, 2006, the entire $13,000 was classified as short-term and included in other current assets in the accompanying consolidated balance sheet.
     Refer to Note 10 for a description of the Company’s agreements with Boston Scientific Corporation, which are also related party transactions.
(9) Loan Agreements
     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2006 pursuant to an amendment to the line of credit entered into in May 2005, and, subject to annual review by the commercial bank, may be extended at the discretion of the commercial bank. The Company is currently in the process of negotiating the renewal of the revolving line of credit with the bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at LIBOR plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At April 1, 2006, the Company had outstanding standby letters of credit with the commercial bank of approximately $1,000,000. At April 1, 2006, there was no amount outstanding under this revolving line of credit and the interest rate on the revolving line of credit was 7.75%.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At April 1, 2006, the Company had $1,100,000 classified as restricted cash on the consolidated balance sheet relating to standby letters of credit issued for its currently-leased building in Newton, MA and the newly-leased facility in Norwood, MA. At April 1, 2006, 2005, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
     In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with BSC in connection with a strategic alliance (see Note 10).
(10) Strategic Alliance with Boston Scientific Corporation
     On August 7, 2002, the Company formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004. In addition, the Company granted Boston Scientific Corporation an option under the 2002 OEM product development and distribution agreement to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. The Company allocated the fair market value between the common stock and the option to be the exclusive distributor. The excess of $4.41 per share paid by Boston Scientific Corporation over the closing price of the Company’s common stock on August 7, 2002, or approximately $6,300,000 in total, was attributed to the value of the rights provided to Boston Scientific Corporation under the 2002 OEM product development and distribution agreement.
     Approximately $4,302,000 of the aggregate purchase price for these shares is recorded as deferred revenue in the accompanying consolidated balance sheet at April 1, 2006, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. On January 31, 2005, the Company amended its 2002 OEM

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
product development agreement with Boston Scientific Corporation. Among other things, this amendment extends from December 31, 2004 to December 31, 2006 Boston Scientific Corporation’s right to exercise its option to distribute certain products developed by the Company for monitoring patients under sedation in a range of medical specialties and also extends from December 31, 2012 to December 31, 2014 the term during which Boston Scientific Corporation may serve as distributor of these products upon exercise of such option. This amendment extended the period over which the deferred revenue will be recognized and accordingly, reduced the revenue that the Company records on an annual basis by approximately $124,000. The Company will recognize approximately $123,000 of revenue on a quarterly basis over the remaining term of the 2002 OEM product development and distribution agreement. Approximately $123,000 was recognized as strategic alliance revenue for the three months ended April 1, 2006 and April 2, 2005 under the 2002 OEM product development and distribution agreement. The term of the 2002 OEM product development and distribution agreement, as amended, continues until such time that Boston Scientific Corporation is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2014.
     As part of the strategic alliance with Boston Scientific Corporation, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which ,Boston Scientific Corporation under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with Boston Scientific Corporation is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At April 1, 2006, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.
     On April 7, 2004, the Company entered into an agreement with Boston Scientific Corporation to issue and sell 500,000 shares of the Company’s common stock to Boston Scientific Corporation pursuant to a stock purchase agreement. The Company completed the sale on June 8, 2004. The purchase price per share was $16.21 and the aggregate gross proceeds from the transaction were $8,105,000. In connection with this sale of common stock, the Company has granted Boston Scientific Corporation the right to require the Company to register these shares for resale under the Securities Act of 1933.
     On May 23, 2005, the Company entered into the 2005 product development and distribution agreement with Boston Scientific Corporation for the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders, which are referred to in the agreement as “BIS-Screen Products.” In accordance with the 2005 product development and distribution agreement, BSC has agreed to provide $25,000,000 in development funding in five annual installments of $5,000,000. Up to $2,500,000 of the development payments may be accelerated for a subsequent payment year with the approval of Boston Scientific Corporation. In no event will Boston Scientific Corporation be obligated to make total payments that exceed $25,000,000. In exchange, the Company agreed to appoint BSC as its exclusive, worldwide distributor of any BIS-Screen Products in the Boston Scientific Field, as defined in the 2005 product development and distribution agreement. The Boston Scientific Field does not include the Company’s products designed for the early detection, diagnosis and management of patients with dementia caused by a neurological condition such as Alzheimer’s disease, or with cognitive impairment that is likely a precursor to Alzheimer’s disease, which products are referred to in the 2005 product development and distribution agreement as the “Aspect Field.” Additionally, the Company has the option to manufacture BIS-Screen Products developed pursuant to the agreement for Boston Scientific Corporation, or any other distributor. The Company must exercise this option no later than six months prior to the reasonably estimated product completion date. In the event that the Company does not exercise this manufacturing option, Boston Scientific Corporation has the right to exercise the manufacturing option.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(Unaudited)
     In accordance with the 2005 product development and distribution agreement, the Company is required to use at least 80% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs in any disease state in which the development of BIS-Screen Products has been approved by the joint steering committee for the alliance. Additionally, the Company may use up to 20% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs relating to the development of BIS-Screen Products in the Aspect Field or in any disease states in which the development of BIS-Screen Products have not been approved by the steering committee. In addition, Boston Scientific Corporation and the Company will share in any profits from the sale of BIS-Screen Products for a period of twelve years after first product launch. For the three months ended April 1, 2006, the Company recognized approximately $1,323,000 as revenue from the 2005 product development and distribution agreement. Approximately $727,000 of the $5,000,000 development payment is recorded as deferred revenue in the accompanying consolidated balance sheet at April 1, 2006. The deferred revenue is being recognized on all allowable research and development activities as the services are performed and costs are incurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
     We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room and intensive care settings and administer the amount of anesthesia or sedation needed by each patient. Our proprietary BIS system includes our BIS monitor, BIS Module Kit or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our group of sensor products, which we collectively refer to as BIS Sensors. In January 2005, we introduced our semi-reusable sensor product in the international market, excluding Japan.
     In October 2005, we introduced our latest generation stand-alone BIS monitor, the BIS VISTA, and had our first commercial shipment in the first quarter of 2006. This new monitor offers an enhanced display and user interface as well as greater processing capability, including the ability to support advanced monitoring features. The BIS VISTA monitor runs on the BISx platform. The BIS VISTA received United States Food and Drug Administration, or FDA, 510(k) clearance in September 2005. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. The BIS XP system offers enhanced performance capabilities and expanded benefits as compared with the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. In addition to our A-2000 BIS Monitor, we offer original equipment manufacturers our BIS Module Kit for integration into equipment sold by the original equipment manufacturers. Our BISx system, which was cleared for marketing by the FDA in February 2004, is our latest BIS monitoring system for integration into the equipment sold by original equipment manufacturers. The BISx system provides the BIS XP functionality in a single device approximately the size of a hockey puck, simplifying the incorporation of the BIS XP system into third-party patient monitoring systems.
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

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(in thousands)
Domestic revenue	$16,817	$12,935
Percent of total revenue	77%	76%

International revenue	$5,071	$4,149
Percent of total revenue	23%	24%

Total revenue	$21,888	$17,084

BIS Sensor revenue	$15,585	$12,483
Percent of total revenue	71%	73%

Equipment revenue	$4,857	$4,445
Percent of total revenue	22%	26%

Strategic alliance revenue	$1,446	$156
Percent of total revenue	7%	1%

Total revenue	$21,888	$17,084
     At April 1, 2006, we had cash, cash equivalents, restricted cash and short-term investments of approximately $47.0 million and working capital of approximately $56.6 million.
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
     For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 1% and 2% of total revenue in the three months ended April 1, 2006 and April 2, 2005, respectively.
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
     In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module and, most recently in 2005, our BIS XP system. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 14% and 23%, respectively, of international revenue for the three months ended April 1, 2006 and April 2, 2005, respectively.
      During the first quarter of fiscal 2006, we adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective method. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instrument is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In accordance with the modified prospective transition method, over results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. For the three months ended April 1, 2006, we recognized approximately $1.6 million of compensation expense in our statement of operations. See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2006 and beyond. These factors include the impact of the shift in our placements from BIS monitors to original equipment manufacturer products, which may lead to a reduction in gross margin on Equipment, the continued challenges of the worldwide economy and the risk that we may not realize expected benefits of recent industry pronouncements on anesthesia awareness, including the Sentinel Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations, the Practice Advisory on Interoperative Awareness which was approved by the American Society of Anesthesiologists House of Delegates in October 2005 and the position statement regarding unintended awareness issued by the American Association of Nurse Anesthetists, or AANA. In addition, in Japan, Nihon Kohden recently received approval of the BIS XP system and we may not recognize the potential benefits of this approval for some time, if at all.

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
     We also recognize revenue from prepaid license and royalty fees. This revenue is deferred until product shipment or delivery in accordance with the terms of the agreement and license and royalty fees are earned in accordance with the terms of the respective agreements. In August 2002, we recorded approximately $6,300,000 of deferred revenue related to an OEM product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2002 OEM product development and distribution agreement. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, as amended, which represents our best estimate of our period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. We amended the 2002 OEM product development and distribution agreement in January 2005 and extended the estimate of our period of significant continuing obligation by two years. Among other things, this amendment extends from December 31, 2004 to December 31, 2006 Boston Scientific Corporation’s right to exercise its option to distribute certain products developed by us for monitoring patients under sedation in a range of less invasive medical specialties and also extends from December 31, 2012 to December 31, 2014 the term during which Boston Scientific Corporation may serve as distributor of these products upon exercise of such option. As a result, we reduced the revenue that we recognized by approximately $124,000 in 2005. We will recognize approximately $123,000 of revenue on a quarterly basis over the remaining term of the 2002 OEM product development and distribution agreement. If our estimate of the period of significant continuing obligation is revised, this may have an impact on our revenue recognition of the deferred revenue related to this agreement with Boston Scientific Corporation.
     In May 2005, we recorded $5,000,000 of deferred revenue pursuant to a Product Development and Distribution Agreement that we entered into with Boston Scientific Corporation, which we refer to as the 2005 product development and distribution agreement. Pursuant to this agreement, Boston Scientific Corporation will provide to us $25,000,000 to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. Under the terms of this agreement, we are entitled to receive development payments in five annual installments of $5,000,000, with the first installment being made on May 31, 2005. Revenue is recognized on all allowable product development activities as the services are performed and costs are incurred, and we are obligated to spend all of the funding in the research areas related to diagnosing and treating depression and Alzheimer’s disease. The amount of revenue recognized under this agreement will fluctuate from quarter to quarter based on the level of allowable research and development expenses in any given quarter.
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
Stock-Based Compensation
     The adoption of SFAS No. 123R (revised 2004), Share Based Payment, or SFAS No. 123R, in the first quarter of fiscal 2006 requires that stock-based compensation expense associated with stock options be recognized in the statement of operations, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:
     Risk-free interest rate: the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
     Expected term: the expected term of an employee option is the period of time for which the option is expected to be outstanding. We used a Monte Carlo simulation model to estimate the expected term assumption for the grant date valuation as we believe that this information is currently the best estimate of the expected term of a new option.
     Expected volatility: In estimating our expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used our implied volatility to estimate expected volatility in the first quarter of 2006. We believe that implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
      We utilized an independent third-party with expertise in valuation methodologies to validate the assumptions described above.
     Additionally, we had to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of 6.6% in our calculation at April 1, 2006. We will re-evaluate this forfeiture rate on a quarterly basis and will adjust the rate as necessary.
      These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the three months ended April 1, 2006 due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
      As of April 1, 2006, the total unrecognized compensation cost related to nonvested stock options and nonvested restricted stock awards was $16.0 million and $1.1 million, respectively, which will be amortized over the weighted average remaining requisite service periods of approximately 18 months and 2 years, respectively.
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
     Results of Operations
     The following tables present, for the periods indicated, financial information expressed as a percentage of revenue and a summary of our total revenue. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended
	April 1,	April 2,
	2006	2005
Revenue	100%	100%
Costs of revenue	24	26

Gross profit margin	76	74

Operating expenses:
Research and development	17	12
Sales and marketing	40	42
General and administrative	13	15

Total operating expenses	70	69

Income from operations	6	5
Interest income, net	3	2

Net income	9%	7%

Three Months Ended April 1, 2006 Compared to Three Months Ended April 2, 2005

	Three Months Ended
			Percentage
	April 1,	April 2,	Increase
	2006	2005	(Decrease)
	(in thousands, except unit amounts)
Revenue — Worldwide
BIS Sensor	$15,585	$12,483	25%

BIS monitor	2,648	2,688	(1%)
Original equipment manufacturer products	1,598	1,148	39%
Other equipment and accessories	611	609	0%

Total Equipment	4,857	4,445	9%

Total product revenue	20,442	16,928	21%
Strategic alliance	1,446	156	827%

Total revenue	$21,888	$17,084	28%

Unit Analysis — Worldwide
BIS Sensors	1,087,000	879,000	24%
BIS monitors	852	671	27%
Original equipment manufacturer BIS products	1,500	1,035	45%
Installed base	34,208	25,895	32%
     Revenue. The 25% increase in revenue from the sale of BIS Sensors in the three months ended April 1, 2006 as compared to the same period in the prior year was primarily attributable to an increase of approximately 24% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. During this period, the number of BIS sensors sold domestically increased approximately 20% from approximately 659,000 during the first quarter of 2005 to approximately 789,000 sensors sold during the first quarter of 2006, while the number of international sensors sold increased approximately 35%, from 220,000 during the first quarter of 2005 to 298,000 sensors sold during the first quarter of 2006. The increase in the number of BIS Sensors sold domestically was complemented by an increase in the average selling price of BIS Sensors of approximately 2% while the international average selling price of BIS Sensors increased by approximately 1%. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 32% to 34,208 units at April 1, 2006 compared with 25,895 units at April 2, 2005.
     The 9% increase in revenue from the sale of Equipment in the three months ended April 1, 2006 compared with the three months ended April 2, 2005 was primarily driven by a 39% increase in original equipment manufacturer product revenue. The increase in original equipment manufacture product revenue was the result of an increase in the number of original equipment manufacturer products shipped during this period. In the three months ended April 1, 2006, the number of products shipped to original equipment manufacturers increased approximately 45%, from 1,035 products shipped in the first quarter of 2005 compared with 1,500 products shipped in the first quarter of 2006.
     In the three months ended April 1, 2006, we recorded total strategic alliance revenue of approximately $1.4 million compared with approximately $156,000 for the three months ended April 2, 2005. Prior years’ strategic alliance revenue was classified in revenue and was not included as a separate line item in the statement of operations as it was not material. The strategic alliance revenue is primarily attributable to the revenue we recognized from our agreements with Boston Scientific Corporation. For the three months ended April 1, 2006, approximately $1.3 million of the $1.4 million total strategic alliance revenue recognized relates to the 2005 product development and distribution agreement with Boston Scientific Corporation. Approximately $123,000 of the total strategic alliance revenue relates to the 2002 OEM product development and distribution agreement with Boston Scientific Corporation. We are recognizing the deferred revenue recorded from this agreement ratably over the term of the 2002 OEM product development and distribution agreement, which represents our best estimate of the period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. On a quarterly basis, we will continue to recognize strategic alliance revenue of approximately $123,000 related to the 2002 OEM product development and distribution agreement, and we will recognize strategic alliance revenue related to the 2005 product development and distribution agreement as we incur research and development expenses that are allowable under that agreement.

     Our gross profit margin was approximately 75.6% of revenue in the first quarter of 2006 compared with a gross profit margin of approximately 74.0% of revenue in the first quarter of 2005. The increase in the gross profit margin in the first quarter of 2006 from the same quarter in the prior year was primarily attributable to the increased revenue we recognized from our strategic alliance with Boston Scientific Corporation which has no related impact on costs of revenue. Without the strategic alliance revenue, our gross profit margin would be 73.8% of revenue for both the quarter ended April 1, 2006 and the quarter ended April 2, 2005.
Expense Overview

	Three Months Ended
	April 1,	April 2,	Percentage
	2006	2005	Increase
	(in thousands)
Expenses
Research and development	$3,647	$1,988	83%
Sales and marketing	$8,756	$7,276	20%
General and administrative	$2,938	$2,611	13%
     Research and Development. The increase in research and development expenses in the three months ended April 1, 2006 compared with the three months ended April 2, 2005 was primarily attributable to an increase in compensation and benefits to research and development personnel of approximately $857,000, an increase in clinical study expenses of approximately $445,000 and an increase of approximately $85,000 in recruiting expenses. Of the $857,000 increase in compensation and benefits, approximately $361,000 relates to stock-based compensation expense that was recorded upon the adoption of SFAS No.123R which requires the recognition of stock-based compensation expense in the financial statements for all share-based awards. The remaining increase in compensation and benefits primarily relates to an increase in salaries as a result of additional headcount and annual salary increases which became effective in January 2006. The increase in clinical study expenses relates primarily to our initiatives in the neuroscience area, particularly related to the commencement of the BRITE trial. We expect research and development expenses to increase in the second quarter of 2006 compared with the first quarter of 2006 primarily as a result of work to be performed in connection with the 2005 product development and distribution agreement with Boston Scientific Corporation.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended April 1, 2006 compared with the three months ended April 2, 2005 was primarily attributable to increases in compensation and benefits to sales and marketing personnel of approximately $914,000, approximately $160,000 in travel and entertainment expenses, approximately $110,000 in commissions paid to our group purchasing organizations and approximately $97,000 in print collateral and advertising expenses. Of the $914,000 increase in compensation and benefits, approximately $627,000 relates to stock-based compensation expense that was recorded upon the adoption of SFAS No.123R. We expect sales and marketing expenses to increase in the second quarter of 2006 compared with the first quarter of 2005.
     General and Administrative. The increase in general and administrative expenses in the three months ended April 1, 2006 compared with the three months ended April 2, 2005 was primarily attributable to an increase in compensation and benefits to general and administrative personnel of approximately $374,000. The $374,000 increase in compensation and benefits was a primarily the result of approximately $529,000 of stock-based compensation expense recorded as a result of adoption of SFAS No.123R, offset by a decrease in bonus expense of approximately $185,000. We expect general and administrative expenses in the second quarter of 2006 to remain consistent with the first quarter of 2006.
     Interest Income. Interest income increased to approximately $736,000 in the three months ended April 1, 2006 from approximately $376,000 in the three months ended April 2, 2005, an increase of approximately 96%. The increase in interest income was primarily attributable to higher cash and investment balances as a result of amounts received under the 2005 product development and distribution agreement with Boston Scientific Corporation and an increase in interest rates during the three months ended April 1, 2006 compared with the three months ended April 2, 2005. We expect interest income to increase in the second quarter of 2006 compared with the first quarter of 2006 due to an increase in our cash and investment balances relating to the second payment to be made by Boston Scientific Corporation under the 2005 product development and distribution agreement.

     Interest Expense. There was no interest expense in the three months ended April 1, 2006 compared with approximately $13,000 of interest expense recorded in the three months ended April 2, 2005. The decrease in interest expense in the three months ended April 1, 2006 was a result of lower average outstanding debt obligations as we paid off all of our outstanding debt in the third quarter of 2005. We expect that there will be no interest expense recognized in 2006 as we do not intend incur any debt in the foreseeable future.
     Net Income. As a result of the factors discussed above, for the three months ended April 1, 2006, we had net income of approximately $1.9 million compared with a net income of approximately $1.1 million for the three months ended April 2, 2005. We did not record a provision for income taxes for the three months ended April 1, 2006. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. Although we were profitable for the year ended December 31, 2005 and the first quarter ended April 1, 2006, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. From our inception through April 1, 2006, we raised approximately $85.7 million from private equity financings, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2005, we received $5.0 million under the 2005 product development and distribution agreement that we entered into with Boston Scientific Corporation.
     In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which expires in May 2006 and is currently being renegotiated. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with the extension of this revolving line of credit agreement in May 2004, we are now required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. Prior to the extension in May 2004, we were required to maintain restricted cash in an amount equal to 102% of the $5.0 million commitment. At April 1, 2006, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or LIBOR plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At April 1, 2006, the interest rate on the line of credit was 7.75%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding in the amount of approximately $1.1 million which is shown on our consolidated balance sheet as restricted cash.
Agreements with Boston Scientific Corporation
     In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $10.0 million. Note 10 to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes additional information relating to the strategic alliance with Boston Scientific Corporation.
     In connection with our strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At April 1, 2006, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.
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
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at April 1, 2006 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the next twelve months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.
     We expect to fund the growth of our business over the long term through cash flow from operations and through issuances of capital stock, promissory notes or other securities. Any sale of additional equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.
     Working capital at April 1, 2006 was approximately $56.6 million compared to approximately $48.0 million at December 31, 2005. The increase in working capital from December 31, 2005 to April 1, 2006 was primarily attributable to an increase in our cash and short term investments of approximately $3.2 million and a decrease of approximately $2.9 million in our accounts payable and accrued liabilities.
     Cash Used for Operations. We used approximately $1.4 million of cash for operations in the three months ended April 1, 2006 compared with approximately $2.7 million in the three months ended April 2, 2005. Cash used for operations in the three months ended April 1, 2006 was primarily driven by a decrease in accrued liabilities of approximately $3.1 million and a decrease in deferred revenue of approximately $1.9 million. These were offset by our net income of approximately $1.9 million and stock-based compensation expense of approximately $1.6 million. The decrease in accrued liabilities of $3.1 million was primarily driven by a decrease in accrued bonus as we paid our 2005 bonuses in the first quarter of 2006. The decrease in deferred revenue relates primarily to the 2005 product development and distribution agreement with Boston Scientific Corporation.
     Cash Used for Investing Activities. We used approximately $761,000 of cash from investing activities in the three months ended April 1, 2006 compared with approximately $2.4 million of cash used for investing activities in the three months ended April 2, 2005. The cash used in investing activities in the three months ended April 1, 2006 was primarily the result of the net proceeds from sales and maturities of marketable securities of approximately $1.5 million offset by capital expenditures of approximately $1.2 million related to the purchase of two automated sensor manufacturing lines and $1.0 million of restricted cash for the lease of our new facility.
     Cash Provided by Financing Activities. We received approximately $1.2 million of cash from financing activities in the three months ended April 1, 2006 as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans of approximately $1.2 million.
     We had capital expenditures of approximately $1.3 million for the quarter ended April 1, 2006, which related primarily to the purchase of components for two additional automated sensor manufacturing lines in order to meet our long-term projections for customer demand for BIS Sensors and the purchase of computer hardware and third party software. We anticipate that the level of capital expenditures in the second quarter of 2006 will increase due to additional components for these sensor manufacturing lines.
        .
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Income Taxes
     We have net operating loss and research and development tax credit carryforwards for federal income tax purposes that began expiring in 2002 and will continue to expire through 2025 if not utilized.
     The net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. Although we were profitable for the year ended December 31, 2005 and for the first quarter of 2006, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized.
Effects of Inflation
     We believe that inflation and changing prices over the past year have not had a significant impact on our revenue or on our results of operations.

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending July 1, 2006 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II – Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Exposure
     Our investment portfolio consists primarily of money market accounts, high-grade commercial paper, high grade corporate bonds and debt obligations of various governmental agencies. We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made with an average maturity of 12 months or less and a maximum maturity of 24 months. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the conservative nature of our investments and relatively short effective maturities of the debt instruments, we believe interest rate risk is mitigated. Our investment policy specifies the credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment.
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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 1, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in our business. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. The following risk factors supersede the risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K.
We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities.
     We were profitable for each of the years ended December 31, 2004 and December 31, 2005 and for the three months ended April 1, 2006. We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities. Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.
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
Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2006.
     Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2006. Among these factors are the following: first, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, although the Japanese Ministry of Health, Labor and Welfare, or the Japanese Ministry, recently approved the sale of the BIS XP system through our distributor, Nihon Kohden, the potential benefits of this approval may not be recognized for some time, or at all. Third, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert, or Alert, aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, on October 25, 2005, the ASA House of Delegates approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring, or Practice Advisory, including our BIS Technology. The Practice Advisory recommends that the decision to use brain monitoring technology be made by individual practitioners on a case-by-case basis. Finally, in April 2006, the American Association of Nurse Anesthetists, or AANA, published a position statement regarding unintended awareness under general anesthesia. While we believe that the Alert, the Practice Advisory and the AANA position statement are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert, or in the Practice Advisory or the AANA position statement and, accordingly, potential benefits to our business that could have resulted from the Alert, the Practice Advisory, and the AANA position statement may not be significant or realized at all.

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
If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our financial statements.
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
     We believe that the financial resources available to us, including our current working capital and available revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through at least the next twelve months. If we are unable to increase our revenue and maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:
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
     Clinicians have reported to us cases of possible awareness with recall during surgical procedures monitored with the BIS system. In most of the cases that were reported to us, when BIS index values were recorded at the time of awareness, high BIS index values were noted, indicating that the BIS index correctly identified the increased risk of awareness with recall in these patients. However, in a small number of these reported cases, awareness with recall may not have been detected by monitoring with the BIS system. We have not systematically solicited reports of awareness with recall. It is possible that additional cases of awareness with recall during surgical procedures monitored with the BIS system have not been reported to us. Anesthesia providers and hospitals may elect not to purchase and use the BIS system if there is adverse publicity resulting from the report of cases of awareness with recall that were not detected during procedures monitored with the BIS system. If anesthesia providers and hospitals do not purchase and use the BIS system, then we may not sustain or grow our product revenue. Although our multi-center, multinational clinical studies have demonstrated that the use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults using general anesthesia and sedation, we may be subject to product liability claims for cases of awareness with recall during surgical procedures monitored with the BIS system. Any of these claims could require us to spend significant time and money in litigation or to pay significant damages. Moreover, if the patient safety benefits of BIS monitoring are not persuasive enough to lead to wider adoption of our BIS technology or if any additional clinical research we undertake fails to support evidence of a link between the use of BIS monitoring and the incidence of awareness, our business could be adversely affected.

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
If our clinical trials are delayed or unsuccessful, our business could be adversely affected.
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

     Any of the following could delay the completion of our ongoing and planned clinical trials, or result in a failure of these trials to support our business:
•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials,

•	delays in enrolling patients and volunteers into clinical trials,

•	lower than anticipated retention rate of patients and volunteers in clinical trials,

•	negative results from clinical trials for any of our potential products, including those involving the management of depression and the early diagnosis and tracking of Alzheimer’s disease, and

•	failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential products.
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
     As of May 1, 2006, Boston Scientific Corporation owned approximately 27% of our outstanding common stock. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. If Boston Scientific Corporation sells shares of our common stock, it may cause a decline in the price of our common stock. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties Additionally, in May 2005 we entered into a product development and distribution agreement with Boston Scientific under which Boston Scientific Corporation will provide us with $25.0 million to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. If such products are not successfully developed, marketed and sold under either agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Additionally, if Boston Scientific Corporation terminates either our strategic alliance or our development agreement or if there are any disruptions in our relationship with them, it could materially, adversely affect the development of our business and, in certain cases, could adversely affect the funding we receive for the development of our product candidates for depression and Alzheimer’s disease.
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

Failure of users of the BIS system, or users of future products we may develop, to obtain adequate reimbursement from third-party payors could limit market acceptance of the BIS system and other products, which could prevent us from sustaining profitability.
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
     Our largest three stockholders each own greater than 8% of our outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by directors or officers of the Company could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.
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

	ASPECT	MEDICAL SYSTEMS, INC.

Date: May 11, 2006	By:	/s/ Michael Falvey

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