Form 10-Q
period 2006-07-01
ASPECT MEDICAL SYSTEMS INC
filed 2006-08-10
CIK 886235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The Registrant had 22,523,441 shares of Common Stock, $0.01 par value per share, outstanding as of August 1, 2006.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 1,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,719	$20,437
Restricted cash	1,100	82
Short-term investments	24,930	23,254
Accounts receivable, net of allowance of $193 at July 1, 2006 and $116 at December 31, 2005	11,206	11,717
Current portion of investment in sales-type leases	1,521	1,623
Inventory	6,458	5,117
Other current assets	2,489	1,484

Total current assets	76,423	63,714
Property and equipment, net	4,992	3,727
Long-term investments	11,299	17,568
Long-term investment in sales-type leases	2,300	2,123

Total assets	$95,014	$87,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,318	$2,393
Accrued liabilities	7,144	10,196
Deferred revenue	5,031	3,137

Total current liabilities	14,493	15,726
Long-term portion of deferred revenue	3,750	3,983
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 22,502,086 and 22,281,155 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	225	222
Additional paid-in capital	164,030	159,281
Deferred compensation	—	(498)
Accumulated other comprehensive loss	(47)	(84)
Accumulated deficit	(87,437)	(91,498)

Total stockholders’ equity	76,772	67,423

Total liabilities and stockholders’ equity	$95,014	$87,132

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Product revenue	$21,181	$18,153	$41,623	$35,081
Strategic alliance revenue	1,450	588	2,896	744

Total revenue	22,631	18,741	44,519	35,825

Costs of revenue (1)	5,411	4,814	10,757	9,255

Gross profit margin	17,220	13,927	33,762	26,570

Operating expenses: (1)
Research and development	3,568	2,397	7,215	4,385
Sales and marketing	9,105	7,493	17,861	14,769
General and administrative	3,203	2,826	6,141	5,437

Total operating expenses	15,876	12,716	31,217	24,591

Income from operations	1,344	1,211	2,545	1,979
Interest income	781	418	1,517	793
Interest expense	—	(14)	—	(27)

Net income	$2,125	$1,615	$4,062	$2,745

Net income per share:
Basic	$0.09	$0.08	$0.18	$0.13
Diluted	$0.09	$0.07	$0.17	$0.12

Weighted average shares used in computing net income per share:
Basic	22,442	21,400	22,389	21,157
Diluted	23,513	23,827	23,784	23,518

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$106	$3	$211	$6
Research and development	373	34	743	44
Sales and marketing	601	30	1,228	53
General and administrative	573	26	1,111	51

	$1,653	$93	$3,293	$154

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net income	$4,062	$2,745
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	753	808
Provision for doubtful accounts	77	91
Compensation expense related to stock options and restricted stock	3,294	154
Changes in assets and liabilities —
Decrease (increase) in accounts receivable	434	(1,118)
Increase in inventory	(1,341)	(1,702)
Increase in other assets	(1,005)	(888)
(Increase) decrease in investment in sales-type leases	(75)	13
Decrease in accounts payable	(75)	(75)
Decrease in accrued liabilities	(3,052)	(1,295)
Increase in deferred revenue	1,661	4,100

Net cash provided by operating activities	4,733	2,833

Cash flows from investing activities:
Increase in restricted cash	(1,018)	—
Acquisition of property and equipment	(2,018)	(706)
Purchases of marketable securities	(20,635)	(22,264)
Proceeds from sales and maturities of marketable securities	25,264	19,024

Net cash provided by (used for) investing activities	1,593	(3,946)

Cash flows from financing activities:
Principal payments on debt related to investment in sales-type leases	—	(221)
Proceeds from issuance of common stock	1,956	5,790

Net cash provided by financing activities	1,956	5,569

Net increase in cash and cash equivalents	8,282	4,456
Cash and cash equivalents, beginning of period	20,437	14,761

Cash and cash equivalents, end of period	$28,719	$19,217

Supplemental disclosure of cash flow information:
Interest paid	$—	$27
The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Regulation S-X promulgated pursuant to the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.
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
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at July 1, 2006 and December 31, 2005. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.
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
     As of July 1, 2006, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
Allowance for Doubtful Accounts
     The Company makes estimates and judgments in determining its allowance for doubtful accounts based on the Company’s historical collections experience, historical write-offs of its receivables, current trends, credit policies and a percentage of the Company’s accounts receivable by aging category. The Company also reviews the credit quality of its customer base as well as changes in its credit policies. The Company continually monitors collections and payments from its customers and adjusts the allowance for doubtful accounts as needed.
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the consolidated statement of operations, for the three and six months ended July 1, 2006 and July 2, 2005, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at July 1, 2006, was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Beginning balance	$194	$158	$159	$137
Warranty expense	30	12	88	46
Deductions and other	(23)	(27)	(46)	(40)

Ending balance	$201	$143	$201	$143

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
Net Income Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts for the three and six months ended July 1, 2006 and July 2, 2005 were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and restricted stock, during those periods.
     For the three and six months ended July 1, 2006 approximately 1,171,000 and 682,000 of potentially dilutive instruments, consisting of common stock options, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Basic and diluted net income per share amounts for the three and six months ended July 1, 2006 and July 2, 2005 were determined as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Basic:
Net income	$2,125	$1,615	$4,062	$2,745

Weighted average shares outstanding	22,442	21,400	22,389	21,157

Basic net income per share	$0.09	$0.08	$0.18	$0.13

Diluted:
Net income	$2,125	$1,615	$4,062	$2,745

Weighted average shares outstanding	22,442	21,400	22,389	21,157
Effect of dilutive stock options and restricted stock	1,071	2,427	1,395	2,361

Weighted average shares assuming dilution	23,513	23,827	23,784	23,518

Diluted net income per share	$0.09	$0.07	$0.17	$0.12

Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income, the only other element of comprehensive income impacting the Company is the unrealized gains on its investments for all periods presented.
Stock-Based Compensation
     The Company has three stock-based employee compensation plans, one stock-based non-employee director compensation plan and an employee stock purchase plan. Stock options and restricted common stock generally vest over three to four years and provide, in certain instances, for the acceleration of vesting upon a change of control of the Company. Options under these plans terminate ten years from the date of grant. The Company’s stock option plans provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 10,710,000 shares of common stock to employees, directors, consultants and advisors.
     On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Bulleting, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended July 1, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS No. 123R.
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income, basic and diluted earnings per share were $1,646,000 and $0.07 per share lower, respectively, for the three months ended July 1, 2006 and $3,268,000, $0.15 per share and $0.14 per share lower, respectively, for the six months ended July 1, 2006 than if the Company had continued to account for share-based compensation under APB Opinion No. 25. There was no impact on the Company’s statement of cash flows.
Stock Option Activity:
     A summary of stock option activity as of July 1, 2006 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2005	3,949	$14.86
Granted	559	28.89
Exercised	(207)	8.66
Canceled	(43)	23.72

Outstanding at July 1, 2006	4,258	$16.91	6.65	$17,294

Vested or expected to vest at July 1, 2006	4,156	$16.78	6.60	$17,166

Exercisable at July 1, 2006	2,720	$13.93	5.57	$15,348

     Cash received from stock option exercises under all stock-based compensation plans for the three and six months ended July 1, 2006 was approximately $712,000 and $1,956,000, respectively, and was approximately $4,427,000 and $5,788,000 for the three and six months ended July 2, 2005, respectively. The intrinsic value of options exercised during the three and six months ended July 1, 2006 was approximately $1,415,000 and $3,508,000, respectively, and was approximately $7,068,000 and $12,061,000 for the three and six months ended July 2, 2005, respectively. The estimated fair value of shares vested during for the three and six months ended July 1, 2006 was approximately $1,562,000 and $3,132,000, respectively, and was approximately $1,543,000 and $3,079,000 for the three and six months ended July 2, 2005, respectively.
     A summary of nonvested restricted stock as of July 1, 2006 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2005	23	$21.18
Granted	30	26.89
Vested	(6)	23.95
Canceled	—	—

Nonvested at July 1, 2006	47	$24.50

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     As of July 1, 2006, total compensation cost related to non-vested restricted stock not yet recognized was $1,163,000, which is expected to be recognized in the statement of operations over a weighted-average period of 19 months. The estimated fair value of shares vested during the three and six months ended July 1, 2006 was approximately $90,000 and $145,000, respectively, and was approximately $41,000 and $83,000, respectively, for the three and six months ended July 2, 2005.
     Grant-date fair value:
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the three and six months ended July 1, 2006 and July 2, 2005, the Company calculated the grant-date fair value using the following assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Options granted	55,125	95,550	559,485	750,250
Weighted average exercise price	$25.55	$27.71	$28.89	$21.51
Weighted average grant date fair value	$11.64	$12.14	$12.49	$10.01

Assumptions:
Risk-free interest rate	5.06%	4.05%	4.70%	3.67%
Expected term	5 years	5 years	5 years	5 years
Expected volatility	44%	49%	42%	50%
Expected dividend yield	—	—	—	—
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
     Expected volatility: In estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility in the in the three and six months ended July 1, 2006. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Expected dividend yield: this assumption is not applicable in the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.
     The Company utilized an independent third party with expertise in valuation methodologies to validate these assumptions.
Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
unvested portion of the surrendered option. For the three and six months ended July 1, 2006, the Company applied a forfeiture rate of 6.6%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. As a result of the adoption of SFAS No. 123R, the Company’s results for the three and six months ended July 1, 2006 include compensation expense of approximately $1,646,000 and $3,268,000, which is included in the consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ compensation cost.
     As of July 1, 2006, total compensation cost related to non-vested stock options not yet recognized was $15,268,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 17 months.
     The reported and pro-forma net income and earnings per share for the three and six months ended July 1, 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS No. 123R.
     The following table presents the effect on net income and earnings per share had stock-based compensation expense been recorded for the three and six months ended July 2, 2005 based on the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation.

	Three months	Six months
	ended	ended
	July 2, 2005	July 2, 2005
Net income :
Net income as reported	$1,615	$2,745
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,543)	(3,079)

Pro forma net income (loss)	$72	$(334)

Net income (loss) per share:
Basic:
As reported	$0.08	$0.13
Pro forma	$0.00	$(0.02)

Diluted:
As reported	$0.07	$0.12
Pro forma	$0.00	$(0.02)
Non-employee stock-based compensation expense
     For the three and six months ended July 1, 2006, the Company recorded stock-based compensation expense for non-employees of approximately $7,000 and $25,000, respectively. The Company granted 800 stock options to a consultant which resulted in approximately $10,000 of stock-based compensation expense and awarded 600 shares of common stock to a consultant which resulted in approximately $15,000 of stock-based compensation expense.
     For the three and six months ended July 2, 2005, the Company recorded stock-based compensation expense for non-employees of approximately $27,000 and $47,000, respectively, which related to a grant of 2,000 stock options to a consultant and a 1,000 share stock award to another consultant.

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
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.
(3)	Comprehensive Income

The Company’s total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$2,125	$1,615	$4,062	$2,745
Other comprehensive income:
Unrealized gain on marketable securities	26	40	37	8

Comprehensive income	$2,151	$1,655	$4,099	$2,753

(4)	Investment in Sales-Type Leases

The components of the Company’s net investment in sales-type leases are as follows:

	July 1,	December 31,
	2006	2005
Total minimum lease payments receivable	$5,547	$5,275
Less:
Unearned interest income	843	752
Allowance for lease payments	883	777

Net investment in sales-type leases	3,821	3,746
Less — current portion	1,521	1,623

	$2,300	$2,123

(5)	Inventory

Inventory consists of the following:

	July 1,	December 31,
	2006	2005
Raw materials	$3,414	$2,939
Work-in-progress	158	145
Finished goods	2,886	2,033

	$6,458	$5,117

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
     Revenue by geographic region and as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Geographic Area by Region
Domestic	$17,845	$14,257	$34,662	$27,192
International	4,786	4,484	9,857	8,633

Total	$22,631	$18,741	$44,519	$35,825

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Geographic Area by Region
Domestic	79%	76%	78%	76%
International	21	24	22	24

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and six months ended July 1, 2006 and July 2, 2005.
(7) Commitments and Contingencies
     In February 2006, the Company entered into a lease agreement for approximately 136,500 square feet of property in Norwood, Massachusetts. The Company will access the leased premises in three separate phases. Pursuant to an amendment to the lease agreement entered into on July 20, 2006, the commencement date of the lease was amended to be July 27, 2006. The lease expires approximately 10 years from the Commencement Date and the Company has been granted the option to extend the term for three additional five-year periods. The Company provided a security deposit in the amount of $930,000 to the lessor in accordance with the terms of the lease agreement.
(8) Related Party Transactions
     Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000 to certain officers, employees and a consultant of the Company. All loans were evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans were payable over periods ranging from one to five years and in each case secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At July 1, 2006, there was no outstanding balance on any of these loans and as of December 31, 2005 the outstanding balance was $25,000, which was included in other current assets in the accompanying consolidated balance sheet.
     Refer to Note 10 for a description of the Company’s agreements with Boston Scientific Corporation, which are also related party transactions.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(9) Loan Agreements
     In May 2006, the Company renewed its revolving line of credit agreement with a commercial bank. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2007 and, subject to annual review by the commercial bank, the line of credit may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At July 1, 2006, the Company had outstanding standby letters of credit with the commercial bank of approximately $1,000,000. At July 1, 2006, there was no outstanding balance under this revolving line of credit.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At July 1, 2006, the Company had $1,100,000 classified as restricted cash on the consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased buildings in Newton, Massachusetts and in Norwood, Massachusetts. At July 1, 2006, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
     In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with Boston Scientific Corporation in connection with a strategic alliance (see Note 10).
(10) Agreements with Boston Scientific Corporation
     2002 Strategic Alliance
     On August 7, 2002, the Company formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, the Company sold 1,428,572 shares of the Company’s common stock at a purchase price per share of $7.00 to Boston Scientific Corporation pursuant to a stock purchase agreement. Gross cash proceeds from this sale of common stock were $10,000,004. In addition, the Company granted Boston Scientific Corporation an option under an OEM product development and distribution agreement (the “2002 OEM product development and distribution agreement”) to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. The Company allocated the fair market value between the common stock and the option to be the exclusive distributor. The excess of $4.41 per share paid by Boston Scientific Corporation over the closing price of the Company’s common stock on August 7, 2002, or approximately $6,300,000 in total, was attributed to the value of the rights provided to Boston Scientific Corporation under the 2002 OEM product development and distribution agreement.
     Approximately $4,180,000 of the aggregate purchase price for these shares is recorded as deferred revenue in the accompanying consolidated balance sheet at July 1, 2006, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to newly developed technology. On January 31, 2005, the Company amended its 2002 OEM product development agreement with Boston Scientific Corporation. Among other things, this amendment extends from December 31, 2004 to December 31, 2006 Boston Scientific Corporation’s right to exercise its option to distribute certain products developed by the Company for monitoring patients under sedation in a range of medical specialties and also extends from December 31, 2012 to December 31, 2014 the term during which Boston Scientific Corporation may serve as distributor of these products upon exercise of such option. This amendment extended the period over which the deferred revenue will be recognized and accordingly, reduced the revenue that the Company records on an annual basis by approximately $124,000. The Company will recognize approximately $123,000 of revenue on a quarterly basis over the remaining term of the 2002 OEM product development and distribution agreement. Approximately $123,000 and $246,000, respectively, was recognized as strategic alliance revenue in both the three months and six months ended July 1, 2006 and July 2, 2005 under the 2002 OEM product development and distribution agreement. The term of the 2002

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
OEM product development and distribution agreement, as amended, continues until such time that Boston Scientific Corporation is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2014.
     2002 Line of Credit Agreement
     As part of the strategic alliance with Boston Scientific Corporation, the Company also entered into an agreement pursuant to which BSC has agreed to provide the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with Boston Scientific Corporation is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At July 1, 2006, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.
     2004 Stock Purchase Agreement
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
     2005 Product Development and Distribution Agreement
     On May 23, 2005, the Company entered into a product development and distribution agreement (the “2005 product development and distribution agreement”) with Boston Scientific Corporation for the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders, which are referred to in the agreement as “BIS-Screen Products.” In accordance with the 2005 product development and distribution agreement, Boston Scientific Corporation has agreed to provide $25,000,000 in development funding in five annual installments of $5,000,000. Up to $2,500,000 of the development payments may be accelerated for a subsequent payment year with the approval of Boston Scientific Corporation. In no event will Boston Scientific Corporation be obligated to make total payments that exceed $25,000,000. In exchange, the Company agreed to appoint Boston Scientific Corporation as its exclusive, worldwide distributor of any BIS-Screen Products in the Boston Scientific Field, as defined in the 2005 product development and distribution agreement. The Boston Scientific Field does not include the Company’s products designed for the early detection, diagnosis and management of patients with dementia caused by a neurological condition such as Alzheimer’s disease, or with cognitive impairment that is likely a precursor to Alzheimer’s disease, which products are referred to in the 2005 product development and distribution agreement as the “Aspect Field.” Additionally, the Company has the option to manufacture BIS-Screen Products developed pursuant to the agreement for Boston Scientific Corporation, or any other distributor. The Company must exercise this option no later than six months prior to the reasonably estimated product completion date. In the event that the Company does not exercise this manufacturing option, Boston Scientific Corporation has the right to exercise the manufacturing option.
     In accordance with the 2005 product development and distribution agreement, the Company is required to use at least 80% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs in any disease state in which the development of BIS-Screen Products has been approved by the joint steering committee for the alliance. Additionally, the Company may use up to 20% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs relating to the development of BIS-Screen Products in the Aspect Field or in any disease states in which the development of BIS-Screen Products have not been approved by the steering committee. In addition, Boston Scientific Corporation and the Company will share in any profits

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
from the sale of BIS-Screen Products for a period of twelve years after first product launch. To date, the Company has received two development payments from Boston Scientific Corporation totaling $10,000,000, which have been recorded in deferred revenue with subsequent recognition of revenue for allowable research and development activities. The Company recognized approximately $1,306,000 and $2,629,000 as revenue from the 2005 product development and distribution agreement for the three and six months ended July 1, 2006, respectively, and approximately $465,000 was recognized as revenue for in both the three and six months ended July 2, 2005. Approximately $4,421,000 of the total $10,000,000 of development payments is recorded as deferred revenue in the accompanying consolidated balance sheet at July 1, 2006. The deferred revenue is being recognized on all allowable research and development activities as the services are performed and costs are incurred.
(11)     Subsequent Event
      On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. Repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes.

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
     In October 2005, we introduced our latest generation stand-alone BIS monitor, the BIS VISTA, and had our first commercial shipment in the first quarter of 2006. This new monitor offers an enhanced display and user interface as well as greater processing capability, including the ability to support advanced monitoring features. The BIS VISTA received United States Food and Drug Administration, or FDA, 510(k) clearance in September 2005. Our latest version of the BIS system, the BIS XP system, was cleared for marketing by the FDA in June 2001. The BIS XP system offers enhanced performance capabilities and expanded benefits as compared with the previous version of our BIS system, enabling more precise measurement of brain activity to assess the patient’s level of consciousness. In addition to our A-2000 BIS Monitor, which is our compact, lightweight, portable third generation BIS monitor, we offer original equipment manufacturers our BIS Module Kit for integration into equipment sold by the original equipment manufacturers. Our BISx system, which was cleared for marketing by the FDA in February 2004, is our latest BIS monitoring system for integration into the equipment sold by original equipment manufacturers. The BISx system provides the BIS XP functionality in a single device approximately the size of a hockey puck, simplifying the incorporation of the BIS XP system into third-party patient monitoring systems.
     We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We also derive a portion of our revenue from our strategic alliances, primarily with Boston Scientific Corporation. For management purposes, we segregate our revenue by sales by region, sales by products and revenue derived from our strategic alliance, as shown in the following table:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(dollars in thousands)
Domestic revenue	$17,845	$14,257	$34,662	$27,192
Percent of total revenue	79%	76%	78%	76%

International revenue	$4,786	$4,484	$9,857	$8,633
Percent of total revenue	21%	24%	22%	24%

Total revenue	$22,631	$18,741	$44,519	$35,825

BIS Sensor revenue	$15,868	$13,140	$31,453	$25,623
Percent of total revenue	70%	70%	71%	72%

Equipment revenue	$5,313	$5,013	$10,170	$9,458
Percent of total revenue	24%	27%	23%	26%

Strategic alliance revenue	$1,450	$588	$2,896	$744
Percent of total revenue	6%	3%	6%	2%

Total revenue	$22,631	$18,741	$44,519	$35,825
     At July 1, 2006, we had cash, cash equivalents, restricted cash and short-term investments of approximately $54.7 million and working capital of approximately $61.9 million.
     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

     We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit or BISx system has been the primary reason for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our revenue, we need to continue to focus on both selling our Equipment and improving our per monitor and per original equipment manufacturer product sensor utilization rate. To achieve this growth, we plan to continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.
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
     For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 4% and 3% of total product revenue in the three months ended July 1, 2006 and July 2, 2005, respectively, and approximately 2% and 4% of total product revenue in the six months ended July 1, 2006 and July 2, 2005, respectively.
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
     In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module and, most recently in 2005, our BIS XP system. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 11% and 12% of international revenue for the three and six months ended July 1, 2006, respectively, and approximately 11% and 12% of international revenue in the three and six months ended July 2, 2005, respectively.
     During the first quarter of fiscal 2006, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In accordance with the modified prospective transition method, our results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the three and six months ended July 1, 2006, we recognized approximately $1.6 and $3.2 million, respectively, of stock-based compensation expense in our consolidated statement of operations. See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2006 and beyond. These factors include the impact of the shift in our placements from BIS monitors to original equipment manufacturer products, which may lead to a reduction in gross margin on Equipment, the continued challenges of the worldwide economy and the risk that we may not realize expected benefits of recent industry pronouncements on anesthesia awareness, including the Sentinel Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations, the Practice Advisory on Interoperative Awareness which was approved by the American Society of Anesthesiologists House of Delegates in October 2005 and the position statement regarding unintended awareness issued by the American Association of Nurse Anesthetists, or AANA. In addition, in Japan, Nihon Kohden recently received approval of the BIS XP system and we may not recognize the potential benefits of this approval for some time, if at all.
Quarterly Developments
     The second quarter of 2006 represented the first full quarter that our new monitor, the BIS VISTA, was available to customers. This monitor was first shipped in the last month of the first fiscal quarter of 2006. Total domestic monitor sales during the second quarter of 2006 as compared with the first quarter of 2006, increased approximately 129% to 825 monitors of which approximately 75% of these monitors were BIS VISTA monitors.
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
     We also recognize revenue from prepaid license and royalty fees. This revenue is deferred until product shipment or delivery in accordance with the terms of the agreement and license and royalty fees are earned in accordance with the terms of the respective agreements. In August 2002, we recorded approximately $6,300,000 of deferred revenue related to an OEM product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2002 OEM product development and distribution agreement. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, as amended, which represents our best estimate of our period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to certain newly developed technology. We amended the 2002 OEM product development and distribution agreement in January 2005 and, as a result, extended the estimate of our period of significant continuing obligation by two years. Among other things, this amendment extends from December 31, 2004 to December 31, 2006 Boston Scientific Corporation’s right to exercise its option to distribute certain products developed by us for monitoring patients under sedation in a range of less invasive medical specialties and also extends from December 31, 2012 to December 31, 2014 the term during which Boston Scientific Corporation may serve as distributor of these products upon exercise of such option. As a result, we reduced the revenue that we recognize on an annual basis by approximately $124,000. We will recognize approximately $123,000 of revenue on a quarterly basis over the remaining term of the 2002 OEM product development and distribution agreement. If our estimate of the period of significant continuing obligation is revised, this may have an impact on our revenue recognition of the deferred revenue related to this agreement with Boston Scientific Corporation.
     In May 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2005 product development and distribution agreement. Pursuant to this agreement, Boston Scientific Corporation will provide to us $25,000,000 to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. Under the terms of this agreement, we are entitled to receive development payments in five annual installments of $5,000,000, with the first installment being made in May 2005 and the second installment being made in May 2006. We have recorded all of such $10,000,000 or revenue as deferred revenue. Revenue is recognized on all allowable product development activities as the services are performed and costs are incurred, and we are obligated to spend all of the funding in the research areas related to diagnosing and treating depression and Alzheimer’s disease. The amount of revenue recognized under this agreement will fluctuate from quarter to quarter based on the level of allowable research and development expenses in any given quarter.
     We follow SFAS No. 13, Accounting For Leases, for our sales-type lease agreements. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease, is recorded as the net investment in sales-type leases. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. We review and assess the net realizability of our investment in sales-type leases at each reporting period. This review includes determining, on a customer specific basis, if a customer is significantly underperforming relative to the customer’s cumulative level of committed BIS Sensor purchases as required by the sales-type lease agreement. If a customer is underperforming, we record an allowance for lease payments as a charge to revenue to reflect the lower estimate of the net realizable investment in sales-type lease balance.
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
Stock-Based Compensation
     SFAS No. 123R, which we adopted in the first quarter of fiscal 2006 requires that stock-based compensation expense associated with stock options be recognized in the statement of operations, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:
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

Expected volatility: in estimating our expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility in the three and six months ended July 1, 2006. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     We utilized an independent third party with expertise in valuation methodologies to validate the assumptions described above.
     Additionally, we were required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of 6.6% in our calculation at July 1, 2006. We will re-evaluate this forfeiture rate on a quarterly basis and will adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amounts recorded in the three and six months ended July 1, 2006 due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
     As of July 1, 2006, the total unrecognized compensation cost related to nonvested stock options and nonvested restricted stock awards was $15.2 million and $1.2 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 17 months and 19 months, respectively.
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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue	100%	100%	100%	100%
Costs of revenue	24	26	24	26

Gross profit margin	76	74	76	74

Operating expenses:
Research and development	16	13	16	12
Sales and marketing	40	40	40	41
General and administrative	14	15	14	15

Total operating expenses	70	68	70	68

Income from operations	6	6	6	6
Interest income, net	3	2	3	2

Net income	9%	8%	9%	8%

Three and Six Months Ended July 1, 2006 Compared with the Three and Six Months Ended July 2, 2005

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	July 1,	July 2,	Increase	July 1,	July 2,	Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(in thousands, except unit amounts)			(in thousands, except unit amounts)
Revenue — Worldwide
BIS Sensor	$15,868	$13,140	21%	$31,453	$25,623	23%
BIS monitor	3,670	3,157	16%	6,318	5,845	8%
Original equipment manufacturer products	1,173	1,211	(3%)	2,771	2,358	18%
Other equipment and accessories	470	645	(27%)	1,081	1,255	(14%)

Total Equipment	5,313	5,013	6%	10,170	9,458	8%

Total product revenue	21,181	18,153	17%	41,623	35,081	19%
Strategic alliance	1,450	588	147%	2,896	744	289%

Total revenue	$22,631	$18,741	21%	$44,519	$35,825	24%

Unit Analysis — Worldwide
BIS Sensors	1,124,000	944,000	19%	2,211,000	1,823,000	21%
BIS monitors	1,193	754	58%	2,045	1,425	44%
Original equipment manufacturer BIS products	1,294	1,239	4%	2,794	2,274	23%
Installed base	36,226	27,625	31%	36,226	27,625	31%

     Revenue. Revenue from the sale of BIS Sensors increased approximately 21% in the three months ended July 1, 2006 compared with the three months ended July 2, 2005. The increase in revenue from the sale of BIS Sensors during the period was primarily attributable to an increase of approximately 19% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. During this period, domestic sensor units sold increased approximately 16% from approximately 686,000 sold during the second quarter of 2005 to approximately 795,000 sensors sold during the second quarter of 2006, while international sensor units sold increased approximately 28%, from 258,000 during the second quarter of 2005 to 329,000 sensors sold during the second quarter of 2006. The increase in the number of BIS Sensors sold domestically and internationally was complemented by an increase in the average selling price in both markets. During this period, the domestic sensor average selling price increased approximately 2%, and the international sensor average selling price increased approximately 5%. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 31% to 36,226 units at July 1, 2006 compared with 27,625 units at July 1, 2005.
     During the three months ended July 1, 2006 compared with the three months ended July 2, 2005, total Equipment revenue increased approximately 6%. The increase in Equipment revenue during this period was primarily driven by an increase in monitor revenue of approximately 16%. The increase in monitor revenue was a result of an increase of approximately 58% in the number of monitors shipped, from 754 monitors shipped in the second quarter of 2005 compared with 1,193 in the second quarter of 2006. This increase is attributable to a continuation of the successful commercial launch of our new BIS VISTA monitor.
     In the six months ended July 1, 2006, revenue from the sale of BIS Sensors increased approximately 23% compared with the six months ended July 2, 2005. The increase in revenue from the sale of BIS Sensors was primarily attributable an increase in the number of BIS Sensors sold, from approximately 1.8 million BIS Sensors sold during the six months ended July 2, 2005 to approximately 2.2 million sold during the six months ended July 1, 2006. Domestic sensor sales increased 18%, from approximately 1.3 million sensors sold in the six months ended July 2, 2005 to approximately 1.6 million sensors sold in the six months ended July 1, 2006. The number of BIS Sensors sold internationally increased approximately 31% from approximately 478,000 BIS Sensors sold during the six months ended July 2, 2005 to approximately 627,000 sold during the six months ended July 1, 2006.
     In the six months ended July 1, 2006 compared with the six months ended July 2, 2005, total Equipment revenue increased approximately 8%. The increase in Equipment revenue during the 2006 period was primarily driven by an increase in original equipment manufacturer product revenue of approximately 18%. The increase in original equipment manufacturer product revenue was the result of an increase of approximately 23% in the number of products shipped to our original equipment manufacturers from 2,274 original equipment manufacturer products shipped in the first six months of 2005 compared with 2,794 shipped in the first six months of 2006. The majority of this increase was on the domestic side with 566 original equipment manufacturer products shipped during the first six months of 2006 compared with 285 original equipment manufacturer products shipped during this same period of 2005.
     In the three and six months ended July 1, 2006, we recorded strategic alliance revenue of approximately $1.5 million and $2.9 million, respectively, compared with strategic alliance revenue of approximately $588,000 and $744,000, respectively, in the three and six months ended July 2, 2005. In prior years, strategic alliance revenue was classified in revenue and was not included as a separate line item in the statement of operations as it was not material. The strategic alliance revenue is primarily attributable to the revenue we recognize from our agreements with Boston Scientific Corporation. For the three and six months ended July 1, 2006, approximately $1.3 million and $2.6 million, or 90% and 91%, respectively, of the total strategic alliance revenue recognized relates to the 2005 product development and distribution agreement with Boston Scientific Corporation compared with approximately $465,000, or 75% and 63%, in both the three and six months ended July 2, 2005. For the three and six months ended July 1, 2006 and July 2, 2005, revenue of approximately $123,000 and $246,000, or approximately 8%, respectively, relates to the 2002 OEM product development and distribution agreement with Boston Scientific Corporation. We are recognizing the deferred revenue recorded from this agreement ratably over the term of the 2002 OEM product development and distribution agreement, which represents our best estimate of the period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to certain newly developed technology. On a quarterly basis, we will continue to recognize strategic alliance revenue of approximately $123,000 related to the 2002 OEM product development and distribution agreement, and we expect to recognize strategic alliance revenue related to the 2005 product development and distribution agreement as we incur research and development expenses that are allowable under that agreement.

     Our gross profit margin was approximately 76% of revenue in both the three and six months ended July 1, 2006 compared with a gross profit margin of approximately 74% in both the three and six months ended July 2, 2005. The increase in the gross profit margin in the three and six months ended July 1, 2006 compared with the three and six months ended July 2, 2005 is primarily attributable to the increased revenue we recognized from our strategic alliance with Boston Scientific Corporation which has no related impact on costs of revenue.
Expense Overview

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	July 1,	July 2,	Increase	July 1,	July 2,	Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(in thousands)			(in thousands)
Expenses
Research and development	$3,568	$2,397	49%	$7,215	$4,385	65%
Sales and marketing	$9,105	$7,493	22%	$17,861	$14,769	21%
General and administrative	$3,203	$2,826	13%	$6,141	$5,437	13%
     Research and Development. The increase in research and development expenses in the three months ended July 1, 2006 compared with the three months ended July 2, 2005 was primarily attributable to an increase in compensation and benefits to research and development personnel of approximately $734,000, an increase in clinical study expenses of approximately $315,000 and an increase of approximately $85,000 in travel and entertainment expenses. Of the $734,000 increase in compensation and benefits, approximately $372,000 relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R, which requires the recognition of stock-based compensation expense in the financial statements for all share-based awards. The remaining increase in compensation and benefits primarily relates to an increase in salaries as a result of additional headcount. The increase in clinical study expenses and travel expenses relates primarily to our initiatives in the neuroscience area, particularly related to the commencement of the BRITE trial. The BRITE Major Depression trial (Biomarkers for Rapid Identification of Treatment Efficacy in Major Depression) is a study to determine the accuracy of using our brain assessment technology that analyzes electrical activity in the brain to predict the effectiveness of antidepressant medications.
     For the six months ended July 1, 2006 compared with the six months ended July 2, 2005, the increase in research and development expenses was driven by an increase in compensation and benefits of approximately $1.6 million, an increase in clinical study expenses of approximately $760,000 primarily relating to our BRITE trial, an increase in travel and entertainment expenses of approximately $126,000 and an increase in recruiting expense of approximately $108,000. Of the $1.6 million increase in compensation expense, approximately $720,000 relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R. We expect research and development expenses to increase in the third quarter of 2006 compared with the second quarter of 2006 primarily as a result of work to be performed in connection with the 2005 product development and distribution agreement with Boston Scientific Corporation.

     Sales and Marketing. The increase in sales and marketing expenses in the three months ended July 1, 2006 compared with the three months ended July 2, 2005 was primarily attributable to an increase of approximately $668,000 in compensation and benefits to domestic sales and marketing personnel and an increase of approximately $449,000 in the operating expenses associated with our international subsidiaries. Of the $668,000 increase in compensation and benefits for domestic personnel, approximately $456,000 relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R and approximately $242,000 relates to an increase in salary expense due to increased headcount. The $449,000 increase in operating expenses for our international subsidiaries relates primarily to an increase in compensation and benefits for international personnel of approximately $247,000 of which approximately $167,000 relates to compensation expense recorded as a result of the adoption of SFAS No. 123R and $247,000 relates to an increase in salary expense due to increased headcount.
     For the six months ended July 1, 2006 compared with the six months ended July 2, 2005, the increase in sales and marketing expenses was attributable to an increase in compensation and benefits for our domestic sales and marketing personnel of approximately $1.2 million, an increase in our operating expenses associated with our international subsidiaries of approximately $624,000, an increase of approximately $238,000 in commissions paid to our group purchasing organizations, an increase of approximately $231,000 in travel and entertainment expenses and an increase in consultant expenses of approximately $128,000. The $1.2 million increase in domestic sales and marketing compensation and benefits expense was driven by an increase of approximately $902,000 of compensation expense recorded as a result of the adoption of SFAS No. 123R. The increase in expenses from our international subsidiaries was driven by an increase in compensation and benefits of approximately $618,000, of which approximately $344,000 relates to compensation expense recorded as a result of the adoption of SFAS No. 123R. We expect sales and marketing expenses to decrease slightly in the third quarter of 2006 compared with the second quarter of 2006.
     General and Administrative. The increase in general and administrative expenses in the three months ended July 1, 2006 compared with the three months ended July 2, 2005 was primarily attributable to an increase in compensation and benefits to general and administrative personnel of approximately $287,000 and an increase of approximately $87,000 in building utility costs. The $287,000 increase in compensation and benefits was a primarily the result of approximately $551,000 of stock-based compensation expense recorded as a result of adoption of SFAS No. 123R, offset by a decrease in bonus expense of approximately $309,000.
     The increase in general and administrative expenses in the six months ended July 1, 2006 compared with the six months ended July 2, 2005 was attributable to an increase in compensation and benefits to general and administrative personnel of approximately $661,000 of which approximately $1.0 million relates to stock-based compensation expense recorded as a result of adoption of SFAS No. 123R, offset by a decrease in bonus expense of approximately $503,000. We expect general and administrative expenses in the third quarter of 2006 to increase slightly compared with the second quarter of 2006.
     Interest Income. Interest income increased to approximately $781,000 in the three months ended July 1, 2006 from approximately $418,000 in the three months ended July 2, 2005, an increase of approximately 87%. Interest income increased to approximately $1.5 million in the six months ended July 1, 2006 from approximately $793,000 in the six months ended July 2, 2005, an increase of approximately 91%. The increase in interest income in the three and six months ended July 1, 2006 compared with the three and six months ended July 2, 2005 was primarily attributable to higher cash and investment balances as a result of amounts received under the 2005 product development and distribution agreement with Boston Scientific Corporation and an increase in interest rates. We expect interest income to increase in the third quarter of 2006 compared with the second quarter of 2006 due to an increase in our cash and investment balances relating to the second payment of $5.0 million received from Boston Scientific Corporation under the 2005 product development and distribution agreement in May 2006.
     Interest expense. There was no interest expense in the three and six months ended July 1, 2006 compared with approximately $14,000 and $27,000 for the three and six months ended July 2, 2005, respectively. The decrease in interest expense in the three and six months ended July 1, 2006 was a result of lower average outstanding debt obligations as we paid off all of our outstanding debt in the third quarter of 2005. We expect that there will be no interest expense recognized in 2006 as we do not intend to incur any debt in the foreseeable future.

     Net Income. As a result of the factors discussed above, for the three and six months ended July 1, 2006, we had net income of approximately $2.1 million and $4.1 million, respectively, compared with net income of approximately $1.6 million and $2.7 million for the three and six months ended July 2, 2005, respectively. We did not record a provision for income taxes for the quarter ended July 1, 2006. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. Although we were profitable for the year ended December 31, 2005 and the first two quarters of 2006, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. We believe that the reversal of our valuation allowance will happen no earlier than the fourth quarter of 2006.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through July 1, 2006, we raised approximately $85.7 million from private equity financings, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2005 we received the first $5.0 million installment payment under the 2005 product development and distribution agreement that we entered into with Boston Scientific Corporation and we received the second $5.0 million installment payment in May 2006.
     In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which expires in May 2007. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with the extension of this revolving line of credit agreement in May 2004, we are now required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. Prior to the extension in May 2004, we were required to maintain restricted cash in an amount equal to 102% of the $5.0 million commitment. At July 1, 2006, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At July 1, 2006, the interest rate on the line of credit was 8.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding in the amount of approximately $1.1 million which, is shown on our consolidated balance sheet as restricted cash.
Agreements with Boston Scientific Corporation
     In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $10.0 million. Note 10 to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes additional information relating to the 2002 strategic alliance with Boston Scientific Corporation.
     In connection with our 2002 strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At July 1, 2006, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.
     In June 2004, we sold an additional 500,000 shares of our common stock at a purchase price of $16.21 per share to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $8.1 million.

     In May 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation pursuant to which we are entitled to receive a total of $25.0 million from Boston Scientific Corporation in five annual installments of $5.0 million per year beginning in May 2005. The funds must be used to support the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. On May 31, 2005, we received the first $5.0 million development payment from Boston Scientific Corporation and on May 31, 2006 we received the second $5.0 million development payment.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at July 1, 2006 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures through at least the next twelve months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock from time to time in the open market or in privately negotiated transactions.
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
     Working capital at July 1, 2006 was approximately $61.9 million compared to approximately $48.0 million at December 31, 2005. The increase in working capital from December 31, 2005 to July 1, 2006 was attributable to an increase in our cash and short term investments of approximately $11.0 million primarily related to our receipt of the second $5.0 million development payment from Boston Scientific Corporation, cash received from the exercise of employee stock options and a decrease of approximately $3.0 million in our accrued liabilities.
     Cash provided by Operations. We received approximately $4.7 million of cash from operations in the six months ended July 1, 2006 compared with approximately $2.8 million in the six months ended July 2, 2005. The cash received in the six months ended July 1, 2006 was primarily attributable to net income of approximately $4.1 million and an increase in stock-based compensation expense related to stock options of approximately $3.3 million. These increases were offset by a decrease in accrued liabilities of approximately $3.1 million. The decrease in accrued liabilities was primarily driven by a decrease in accrued bonus as we paid our 2005 bonuses in the first quarter of 2006. Cash received from operations in the six months ended July 2, 2005 was primarily driven by an increase in deferred revenue of approximately $4.1 million offset by a decrease in inventory of approximately $1.7 million.
     Cash provided by Investing Activities. We received approximately $1.6 million of cash from investing activities in the six months ended July 1, 2006 compared with the use of cash of approximately $3.9 million in the six months ended July 2, 2005. The cash received in the six months ended July 1, 2006 was primarily the result of net proceeds from sales and maturities of marketable securities of approximately $4.6 million offset by capital expenditures of approximately $2.0 million related to the purchase of components for two automated sensor manufacturing lines and $1.0 million of restricted cash for the lease of our new facility. The cash used in investing activities in the six months ended July 2, 2005 was primarily attributable to net purchases of investments of approximately $3.2 million.
     Cash provided by Financing Activities. We received approximately $2.0 million and $5.6 million, respectively, of cash from financing activities in the six months ended July 1, 2006 and July 2, 2005, primarily as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans.
     We had capital expenditures of approximately $747,000 and $2.0 million for the three and six months ended July 1, 2006, which related primarily to the purchase of components for two additional automated sensor manufacturing lines in order to meet our long-term projections for customer demand for BIS Sensors and the purchase of computer hardware and third party software. We anticipate that the level of capital expenditures in the third quarter of 2006 will increase as compared to the second quarter of 2006 due to additional components for these sensor manufacturing lines and significant leasehold improvements to our newly leased facility in Norwood, Massachusetts.

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
     The net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. Although we were profitable for the year ended December 31, 2005 and for the first two quarters of 2006, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. We believe that the reversal of our valuation allowance will happen no earlier than the fourth quarter of 2006.
Effects of Inflation
     We believe that inflation and changing prices over the past year have not had a significant impact on our revenue or on our results of operations.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the Interpretation, but we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending September 30, 2006 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II – Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Exposure
     Our investment portfolio consists primarily of money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various governmental agencies. We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made with an average maturity of 12 months or less and a maximum maturity of 24 months. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the conservative nature of our investments and relatively short effective maturities of the debt instruments, we believe interest rate risk is mitigated. Our investment policy specifies the credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment.

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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in our business. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. The following risk factors supersede the risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K. We have not made any material changes in the risk factors previously disclosed in our 2005 Annual Report on Form 10-K other than to update certain financial information as of the end of the second quarter of fiscal 2006 and stock ownership information of Boston Scientific Corporation as of August 1, 2006.
We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system and purchase our BIS Sensors in sufficient quantities.
     We were profitable for the year ended December 31, 2005 and for each of the first two quarters of 2006. We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities. Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.
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
Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2006.
     Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2006. Among these factors are the following: first, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, although the Japanese Ministry of Health, Labor and Welfare, or the Japanese Ministry, recently approved the sale of the BIS XP system through our distributor, Nihon Kohden, the potential benefits of this approval may not be recognized for some time, or at all. Third, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert, or Alert, aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, on October 25, 2005, the ASA House of Delegates approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring, or Practice Advisory, including our BIS technology. The Practice Advisory recommends that the decision to use brain monitoring technology be made by individual practitioners on a case-by-case basis. Finally, in April 2006, the American Association of Nurse Anesthetists, or AANA, published a position statement regarding unintended awareness under general anesthesia. While we believe that the Alert, the Practice Advisory and the AANA position statement are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert, or in the Practice Advisory or the AANA position statement and, accordingly, potential benefits to our business that could have resulted from the Alert, the Practice Advisory, and the AANA position statement may not be significant or realized at all.
Fluctuations in our quarterly operating results could cause our stock price to decrease.
     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:
•	the timing and volume of customer orders for our BIS system,

•	market acceptance of our BIS VISTA,

•	use of and demand for our BIS Sensors,

•	transition of sales focus from BIS monitors to original equipment manufacturer products,

•	customer cancellations,

•	introduction of competitive products,

•	regulatory approvals,

•	changes in management,

•	turnover in our direct sales force,

•	effectiveness of new marketing and sales programs,

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business,

•	reductions in orders by our distributors and original equipment manufacturers, and

•	the timing and amount of our expenses.
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
     The medical device industry in which we market our products is characterized by rapid product development and technological advances. Our competitors have received clearance by the United States Food and Drug Administration, or FDA, for, and have introduced commercially, anesthesia monitoring products. If we do not compete effectively with these monitoring products, our revenue will be adversely affected. Our current and planned products are at risk of obsolescence from:
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

     Any of the following could delay the completion of our ongoing and planned clinical trials, or result in a failure of these trials to support our business:
•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials,

•	delays in enrolling patients and volunteers into clinical trials,

•	lower than anticipated retention rates of patients and volunteers in clinical trials,

•	negative results from clinical trials for any of our potential products, including those involving the management of depression and the early diagnosis and tracking of Alzheimer’s disease, and

•	failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential products.
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
     We sell our products through a combination of direct sales force, third party distributors and original equipment manufacturers. As a means to incentivize the sales force, distributors and original equipment manufacturers, the compensation we pay increases with the amount of our products they sell. For example, the compensation paid to the members of our direct sales force consists, in part, of commissions and, the greater the number of sales, the higher the commission we pay. The participants in our sales channels may engage in sales practices that are aggressive or considered to be inappropriate by existing or potential customers. In addition, we do not exercise control over, and may not be able to provide sufficient oversight of, the sales practices and techniques used by third party distributors and original equipment manufacturers. Negative public opinion resulting from these sales practices can adversely affect our ability to keep and attract customers and could expose us to litigation.

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
     As of August 1, 2006, Boston Scientific Corporation owned approximately 27% of our outstanding common stock. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. If Boston Scientific Corporation sells shares of our common stock, it may cause a decline in the price of our common stock. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties Additionally, in May 2005 we entered into a product development and distribution agreement with Boston Scientific under which Boston Scientific Corporation will provide us with $25.0 million to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. If such products are not successfully developed, marketed and sold under either agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Additionally, if Boston Scientific Corporation terminates either our strategic alliance or our development agreement or if there are any disruptions in our relationship with them, it could materially, adversely affect the development of our business and, in certain cases, could adversely affect the funding we receive for the development of our product candidates for depression and Alzheimer’s disease.
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
     We are facing increased competition in the domestic level of consciousness monitoring market as a result of a number of competitors’ monitoring systems which have been cleared for marketing by the FDA. These products are marketed by well-established medical products companies with significant resources. We may not be able to compete effectively with these and other potential competitors. We may also face substantial competition from companies which may develop sensor products that compete with our proprietary BIS Sensors for use with our BIS monitors or with third-party monitoring systems or anesthesia delivery systems that incorporate the BIS index. We also expect to face competition from companies currently marketing conventional electroencephalogram, or EEG, monitors using standard and novel signal-processing techniques. Other companies may develop anesthesia-monitoring systems that perform better than the BIS system and/or sell for less. In addition, one or more of our competitors may develop products that are substantially equivalent to our FDA-approved products, in which case they may be able to use our products as predicate devices to more quickly obtain FDA approval of their competing products. Medical device companies developing these and other competitive products may have greater financial, technical, marketing and other resources than we do. Competition in the sale of anesthesia-monitoring systems could result in price reductions, fewer orders, reduced gross margins and loss of market share. We are seeking to develop new products and technologies in the areas of depression and Alzheimer’s disease. If we are not successful in developing new products or technologies, or if we experience delays in development or release of such products, we may not be able to compete successfully.
Our ability to market and sell our products and generate revenue depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations.
     Before we can market new products in the United States, we must obtain clearance from the FDA. If the FDA concludes that any of our products do not meet the requirements to obtain clearance of a premarket notification under Section 510(k) of the Food, Drug and Cosmetic Act, then we would be required to file a premarket approval application. The premarket approval application process is lengthy, expensive and typically requires extensive data from preclinical studies and clinical trials. We may not obtain clearance of a 510(k) notification or approval of a premarket approval application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue. We may also be required to obtain clearance of a 510(k) notification from the FDA before we can market certain previously marketed products which we modify after they have been cleared. We have made certain enhancements to our currently marketed products which we have determined do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to file a new 510(k) notification for the modification and we may be prohibited from marketing the modified device until we obtain FDA clearance.
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
     In addition, during the course of our operations, our directors, executives and employees may have access to material, non-public information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director or employee from trading in our common stock on the basis of or while having access to material, non-public information. If a director or employee were to be investigated, or an action were to be brought against a director or employee, for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 24, 2006, we held our 2006 annual meeting of stockholders. At the meeting, Nassib G. Chamoun and James J. Mahoney, Jr. were elected as Class III Directors of Aspect, to serve until our 2009 annual meeting of stockholders or until their successors are duly elected and qualified. The results of the voting were as follows: 21,221,906 shares of common stock were voted in favor of the election of Mr. Chamoun and 272,976 shares of common stock were withheld. 21,135,540 shares of common stock were voted in favor of the election of Mr. Mahoney and 359,342 shares of common stock were withheld. There were no broker non-votes.
     The terms of office of the following directors, who were not up for re-election at our 2006 annual meeting of stockholders, continued after our 2006 annual meeting of stockholders: Boudewijn L.P.M. Bollen, J. Breckenridge Eagle, David W. Feigal, Jr., M.D., Edwin M. Kania and Donald R. Stanski, M.D.
     Stockholders also ratified the selection of Ernst & Young LLP by the audit committee of our board of directors as our independent registered public accounting firm for the fiscal year ending December 31, 2006 by a vote of 21,482,599 in favor, 7,825 against and 4,458 abstaining.
Item 5. Other Information
     On February 3, 2006, we entered into Addendum 3 to the OEM Development and Purchase Agreement with Philips Medizin Systeme Boeblingen GmbH, or Philips. Pursuant to this Addendum 3, we have agreed to make additional products available for purchase by Philips and the purchase price Philips pays for certain of the products sold under the terms of the OEM Development and Purchase Agreement have been adjusted. Addendum 3 to the OEM Development and Purchase Agreement has been included as an exhibit to this quarterly report on Form 10-Q as exhibit 10.1.
      We have entered into two amendments to the Net Lease Agreement or the lease, with CFRI/CQ Norwood Upland, L.L.C., or Norwood Upland, pursuant to which we have agreed to lease property located at One Upland Road in Norwood, Massachusetts.
      On July 20, 2006, we entered into a Second Amendment to the lease with Norwood Upland. Pursuant to the Second Amendment, the commencement date of the lease was amended to July 27, 2006 from a commencement date that was initially the earlier of (i) the date the phase I construction on the Leased Premises is substantially completed, (ii) the date we occupy the Leased Premises for the conduct of business or (iii) July 1, 2006. The Second Amendment provides that the date for commencement of payment of rent under the lease is July 27, 2006, and may be extended under certain circumstances if the work to be performed by the landlord is not completed by August 15, 2006. The Second Amendment to lease has been included as an exhibit to this quarterly report on Form 10-Q as exhibit 10.2.
Item 6. Exhibits.
     The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: August 10, 2006	By:	/s/ Michael Falvey
Michael Falvey
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1 †	Addendum 3, Effective September 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.).

10.2	Second Amendment to Net Lease dated February 3, 2006, by and between the Registrant and CFRI/CQ Norwood Upland, L.L.C.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.