Form 10-Q
period 2006-09-30
ASPECT MEDICAL SYSTEMS INC
filed 2006-11-09
CIK 886235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
YES ☐ NO ☑
The Registrant had 22,274,423 shares of Common Stock, $0.01 par value per share, outstanding as of November 1, 2006.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,879	$20,437
Short-term portion of restricted cash	189	82
Short-term investments	36,575	23,254
Accounts receivable, net of allowance of $213 at September 30, 2006 and $116 at December 31, 2005	11,168	11,717
Current portion of investment in sales-type leases	1,503	1,623
Inventory	6,924	5,117
Other current assets	2,156	1,484

Total current assets	72,394	63,714
Property and equipment, net	6,068	3,727
Long-term portion of restricted cash	911	—
Long-term investments	11,883	17,568
Long-term investment in sales-type leases	2,732	2,123

Total assets	$93,988	$87,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,695	$2,393
Accrued liabilities	7,875	10,196
Deferred revenue	3,428	3,137
Income taxes payable	257	—

Total current liabilities	14,255	15,726
Long-term portion of deferred revenue	3,644	3,983
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 22,269,490 and 22,281,155 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	225	222
Treasury Stock, at cost; 276,493 shares	(5,008)	—
Additional paid-in capital	165,886	159,281
Deferred compensation	—	(498)
Accumulated other comprehensive income (loss)	5	(84)
Accumulated deficit	(85,019)	(91,498)

Total stockholders’ equity	76,089	67,423

Total liabilities and stockholders’ equity	$93,988	$87,132

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Product revenue	$21,145	$18,602	$62,767	$53,683
Strategic alliance revenue	1,710	991	4,606	1,735

Total revenue	22,855	19,593	67,373	55,418

Costs of revenue (1)	5,317	4,877	16,074	14,132

Gross profit margin	17,538	14,716	51,299	41,286

Operating expenses: (1)
Research and development	3,951	2,695	11,166	7,080
Sales and marketing	8,826	7,351	26,687	22,120
General and administrative	3,020	2,532	9,161	7,969

Total operating expenses	15,797	12,578	47,014	37,169

Income from operations	1,741	2,138	4,285	4,117

Other income (expense):
Interest income	898	522	2,415	1,316
Interest expense	—	(21)	—	(48)

Income before income taxes	2,639	2,639	6,700	5,385

Provision for income taxes	221	—	221	—

Net income	$2,418	$2,639	$6,479	$5,385

Net income per share:
Basic	$0.11	$0.12	$0.29	$0.25
Diluted	$0.10	$0.11	$0.27	$0.23

Weighted average shares used in computing net income per share:
Basic	22,440	21,664	22,406	21,325
Diluted	23,211	24,176	23,524	23,737

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$107	$3	$318	$9
Research and development	367	10	1,110	54
Sales and marketing	616	15	1,844	68
General and administrative	548	25	1,659	76

	$1,638	$53	$4,931	$207

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$6,479	$5,385
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	1,115	1,181
Provision for doubtful accounts	97	109
Compensation expense related to stock options and restricted stock	4,985	207
Changes in assets and liabilities –
Decrease (increase) in accounts receivable	451	(2,113)
Increase in inventory	(1,807)	(2,747)
Increase in other assets	(672)	(704)
(Increase) decrease in investment in sales-type leases	(490)	145
Increase (decrease) in accounts payable	302	(161)
(Decrease) increase in accrued liabilities	(2,321)	461
(Decrease) increase in deferred revenue	(47)	3,044
Increase in income taxes payable	257	—

Net cash provided by operating activities	8,349	4,807

Cash flows from investing activities:
Increase in restricted cash	(1,018)	—
Payments on loans to related parties	—	21
Acquisition of property and equipment	(3,456)	(2,161)
Purchases of marketable securities	(51,260)	(29,952)
Proceeds from sales and maturities of marketable securities	43,714	31,129

Net cash used for investing activities	(12,020)	(963)

Cash flows from financing activities:
Principal payments on debt related to investment in sales-type leases	—	(497)
Purchases of treasury stock	(5,008)	—
Proceeds from issuance of common stock	2,121	7,555

Net cash (used for) provided by financing activities	(2,887)	7,058

Net decrease (increase) in cash and cash equivalents	(6,558)	10,902
Cash and cash equivalents, beginning of period	20,437	14,761

Cash and cash equivalents, end of period	$13,879	$25,663

Supplemental disclosure of cash flow information:
Interest paid	$—	$48
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
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at September 30, 2006 and December 31, 2005. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income in the accompanying consolidated balance sheets. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

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
     As of September 30, 2006, the Company has determined that no sales-type lease agreement, against which an allowance for lease payments has been established, constitutes an impaired asset.
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
     Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the consolidated statement of operations, for the three and nine months ended September 30, 2006 and October 1, 2005, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at September 30, 2006, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Beginning balance	$201	$143	$159	$137
Warranty expense	7	34	95	80
Deductions and other	(11)	(18)	(57)	(58)

Ending balance	$197	$159	$197	$159

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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Property and Equipment
     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related property and equipment. The costs of improvements to the Company’s leased buildings are capitalized as leasehold improvements and amortized on the straight-line method over the shorter of the life of the lease or the useful life of the asset. Repair and maintenance expenditures are charged to expense as incurred. The Company does not develop software for internal use and the costs of software acquired for internal use are accounted for in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
     Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. The Company has substantial net operating loss carryforwards that have generated significant deferred tax assets. Although the Company was profitable for the year ended December 31, 2005 and each of the first three quarters of 2006, it continues to maintain a full valuation allowance on its tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. For the quarter ended September 30, 2006, the Company evaluated these criteria along with its future operating projections and determined that it could not support the conclusion that it was more likely than not that these assets would be realized as of the reporting date.
     For the quarter ended September 30, 2006 the Company recorded a tax provision of approximately $221,000 as it currently anticipates that it will be subject to alternative minimum tax for the year ended December 31, 2006.
     Concentration of Credit Risk
     Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments, accounts receivable and investment in sales-type lease receivables. The Company does not require collateral or other security to support financial instruments subject to credit risk. To minimize the financial statement risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded the reserves established by management. The Company maintains cash, cash equivalents and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and the Company’s policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Net Income Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts for the three and nine months ended September 30, 2006 and October 1, 2005 were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and restricted stock, during those periods.
     For the three and nine months ended September 30, 2006 approximately 1,826,000 and 1,161,000, respectively, of potentially dilutive instruments, consisting of common stock options, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.
     Basic and diluted net income per share amounts for the three and nine months ended September 30, 2006 and October 1, 2005 were determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Basic:
Net income	$2,418	$2,639	$6,479	$5,385

Weighted average shares outstanding	22,440	21,664	22,406	21,325

Basic net income per share	$0.11	$0.12	$0.29	$0.25

Diluted:
Net income	$2,418	$2,639	$6,479	$5,385

Weighted average shares outstanding	22,440	21,664	22,406	21,325
Effect of dilutive stock options and restricted stock	771	2,512	1,118	2,412

Weighted average shares assuming dilution	23,211	24,176	23,524	23,737

Diluted net income per share	$0.10	$0.11	$0.27	$0.23

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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Bulleting, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.
     Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS No. 123R.
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income, basic and diluted earnings per share were $1,638,000 and $0.07 per share lower, respectively, for the three months ended September 30, 2006 and $4,931,000, $0.22 per share and $0.21 per share lower, respectively, for the nine months ended September 30, 2006 than if the Company had continued to account for share-based compensation under APB Opinion No. 25. There was no impact on the Company’s statement of cash flows.
Stock Option Activity:
     A summary of stock option activity as of September 30, 2006 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2005	3,949	$14.86
Granted	604	27.81
Exercised	(248)	7.88
Canceled	(75)	22.95

Outstanding at September 30, 2006	4,230	$16.97	6.44	$15,963

Vested or expected to vest at September 30, 2006	4,139	$16.85	6.40	$15,878

Exercisable at September 30, 2006	2,855	$14.29	5.49	$14,671

     Cash received from stock option exercises under all stock-based compensation plans for the three and nine months ended September 30, 2006 was approximately $165,000 and $2,121,000, respectively, and was approximately $1,953,000 and $7,741,000 for the three and nine months ended October 1, 2005, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $494,000 and $4,002,000, respectively, and was approximately $5,126,000 and $17,187,000 for the three and nine months ended October 1, 2005, respectively. The estimated fair value of options that vested during the three and nine months ended September 30, 2006 was approximately $1,544,000 and $4,676,000, respectively, and was approximately $1,445,000 and $4,521,000 for the three and nine months ended October 1, 2005, respectively.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     A summary of nonvested restricted stock as of September 30, 2006 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2005	23	$21.18
Granted	30	26.89
Vested	(10)	23.47

Nonvested at September 30, 2006	43	$24.59

     As of September 30, 2006, total compensation cost related to non-vested restricted stock not yet recognized was $1,067,000, which is expected to be recognized in the statement of operations over a weighted-average period of 18 months. The fair value of shares that vested for the three and nine months ended September 30, 2006 was approximately $96,000 and $240,000, respectively, and was approximately $41,000 and $124,000, respectively for the three and nine months ended October 1, 2005.
     Grant-date fair value:
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the three and nine months ended September 30, 2006 and October 1, 2005, the Company calculated the grant-date fair value using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Options granted	45,000	73,550	604,485	823,800
Weighted average exercise price	$14.38	$31.85	$27.81	$22.42
Weighted average grant date fair value	$6.99	$14.58	$12.08	$10.40

Assumptions:
Risk-free interest rate	4.97%	4.22%	4.72%	3.72%
Expected term	5 years	5 years	5 years	5 years
Expected volatility	49%	55%	42%	50%
Expected dividend yield	—	—	—	—
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
     Expected volatility: In estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility in the three and nine months ended September 30, 2006. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
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
     Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three and nine months ended September 30, 2006, the Company applied a forfeiture rate of 6.6%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. As a result of the adoption of SFAS No. 123R, the Company’s results for the three and nine months ended September 30, 2006 include compensation expense of approximately $1,638,000 and $4,931,000, which is included in the consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ compensation cost.
     As of September 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $14,027,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 16 months.
     The following table presents the effect on net income and earnings per share had stock-based compensation expense been recorded for the three and nine months ended October 1, 2005 based on the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation.

	Three Months	Nine Months
	Ended October 1,	Ended October 1,
	2005	2005
Net income:
Net income as reported	$2,639	$5,385
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,445)	(4,521)

Pro forma net income	$1,194	$864

Net income per share:
Basic:
As reported	$0.12	$0.25
Pro forma	$0.06	$0.04

Diluted:
As reported	$0.11	$0.23
Pro forma	$0.05	$0.04

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense for non-employees of approximately $5,000 and $31,000, respectively. The Company granted 800 stock options to a consultant which resulted in approximately $10,000 of stock-based compensation expense and awarded 900 shares of common stock to a consultant which resulted in approximately $21,000 of stock-based compensation expense.
     For the three and nine months ended October 1, 2005, the Company recorded stock-based compensation expense for non-employees of approximately $0 and $71,000, respectively, which related to a grant of 4,500 stock options to two consultants and a 1,000 share stock award to another consultant.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles, and expands disclosures about fair value measurements in interim and annual periods subsequent to initial recognition. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has not completed its evaluation of SFAS No. 157, but it does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flow.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(3) Comprehensive Income
     The Company’s total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income	$2,418	$2,639	$6,479	$5,385
Other comprehensive income:
Unrealized gain on marketable securities	51	—	88	7

Comprehensive income	$2,469	$2,639	$6,567	$5,392

(4) Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	September 30,	December 31,
	2006	2005
Total minimum lease payments receivable	$6,040	$5,275
Less:
Unearned interest income	949	752
Allowance for lease payments	854	777

Net investment in sales-type leases	4,235	3,746
Less — current portion	1,503	1,623

	$2,732	$2,123

(5) Inventory
     Inventory consists of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$3,512	$2,939
Work-in-progress	102	145
Finished goods	3,310	2,033

	$6,924	$5,117

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
     Revenue by geographic region and as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Geographic Area by Region
Domestic	$18,031	$14,628	$52,692	$41,820
International	4,824	4,965	14,681	13,598

Total	$22,855	$19,593	$67,373	$55,418

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Geographic Area by Region
Domestic	79%	75%	78%	75%
International	21	25	22	25

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2006 and October 1, 2005.
(7) Commitments and Contingencies
     In February 2006, the Company entered into a lease agreement for approximately 136,500 square feet of property in Norwood, Massachusetts. The Company will access the leased premises in three separate phases. Pursuant to an amendment to the lease agreement entered into on July 26, 2006, the commencement date of the lease was July 27, 2006. In August 2006, the Company took possession of phase I of the leased property and began recording rent expense for the new facility. The lease expires approximately 10 years from the commencement date and the Company has been granted the option to extend the term for three additional five-year periods. The Company provided a security deposit in the amount of $930,000 to the lessor in accordance with the terms of the lease agreement.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(8) Related Party Transactions
     Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000 to certain officers, employees and a consultant of the Company. All loans were evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans were payable over periods ranging from one to five years and in each case secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At September 30, 2006, there was no outstanding balance on any of these loans and as of December 31, 2005 the outstanding balance was $25,000, which was included in other current assets in the accompanying consolidated balance sheet.
     Refer to Note 10 for a description of the Company’s agreements with Boston Scientific Corporation, which are also related party transactions.
(9) Loan Agreements
     In May 2006, the Company renewed its revolving line of credit agreement with a commercial bank. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2007 and, subject to annual review by the commercial bank, the line of credit may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At September 30, 2006, the Company had outstanding standby letters of credit with the commercial bank of approximately $1,000,000. At September 30, 2006, there was no outstanding balance under this revolving line of credit.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At September 30, 2006, the Company had $1,100,000 classified as restricted cash on the consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased buildings in Newton, Massachusetts and in Norwood, Massachusetts. At September 30, 2006, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Approximately $4,056,000 of the aggregate purchase price for these shares is recorded as deferred revenue in the accompanying consolidated balance sheet at September 30, 2006, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to the applicable newly developed technology. On January 31, 2005, the Company amended its 2002 OEM product development agreement with Boston Scientific Corporation. Among other things, this amendment extends from December 31, 2004 to December 31, 2006 Boston Scientific Corporation’s right to exercise its option to distribute certain products developed by the Company for monitoring patients under sedation in a range of medical specialties and also extends from December 31, 2012 to December 31, 2014 the term during which Boston Scientific Corporation may serve as distributor of these products upon exercise of such option. This amendment extended the period over which the deferred revenue will be recognized and accordingly, reduced the revenue that the Company records on an annual basis by approximately $124,000. The Company will recognize approximately $123,000 of revenue on a quarterly basis over the remaining term of the 2002 OEM product development and distribution agreement. Approximately $123,000 and $369,000, respectively, was recognized as strategic alliance revenue in both the three months and nine months ended September 30, 2006 and October 1, 2005 under the 2002 OEM product development and distribution agreement. The term of the 2002 OEM product development and distribution agreement, as amended, continues until such time that Boston Scientific Corporation is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2014.
     2002 Line of Credit Agreement
     As part of the strategic alliance with Boston Scientific Corporation, the Company also entered into an agreement pursuant to which Boston Scientific Corporation is providing the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with Boston Scientific Corporation is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At September 30, 2006, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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
     2005 Product Development and Distribution Agreement
     On May 23, 2005, the Company entered into a product development and distribution agreement (the “2005 product development and distribution agreement”) with Boston Scientific Corporation for the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders, which are referred to in the agreement as “BIS-Screen Products.” In accordance with the 2005 product development and distribution agreement, Boston Scientific Corporation has agreed to provide $25,000,000 in development funding in five annual installments of $5,000,000. Up to $2,500,000 of the development payments may be accelerated from a subsequent payment year with the approval of Boston Scientific Corporation. In no event will Boston Scientific Corporation be obligated to make total payments that exceed $25,000,000. In exchange, the Company agreed to appoint Boston Scientific Corporation as its exclusive, worldwide

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
distributor of any BIS-Screen Products in the Boston Scientific Field, as defined in the 2005 product development and distribution agreement. The Boston Scientific Field does not include the Company’s products designed for the early detection, diagnosis and management of patients with dementia caused by a neurological condition such as Alzheimer’s disease, or with cognitive impairment that is likely a precursor to Alzheimer’s disease, which products are referred to in the 2005 product development and distribution agreement as the “Aspect Field.” Additionally, the Company has the option to manufacture BIS-Screen Products developed pursuant to this agreement for Boston Scientific Corporation, or any other distributor. The Company must exercise this option no later than nine months prior to the reasonably estimated product completion date. In the event that the Company does not exercise this manufacturing option, Boston Scientific Corporation has the right to exercise the manufacturing option.
     In accordance with the 2005 product development and distribution agreement, the Company is required to use at least 80% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs in any disease state in which the development of BIS-Screen Products has been approved by the joint steering committee for the alliance. Additionally, the Company may use up to 20% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs relating to the development of BIS-Screen Products in the Aspect Field or in any disease states in which the development of BIS-Screen Products have not been approved by the steering committee. In addition, Boston Scientific Corporation and the Company will share in any profits from the sale of BIS-Screen Products for a period of twelve years after first product launch. To date, the Company has received two development payments from Boston Scientific Corporation totaling $10,000,000, which have been recorded in deferred revenue with subsequent recognition of revenue for allowable research and development activities. The Company recognized approximately $1,567,000 and $4,196,000 as revenue from the 2005 product development and distribution agreement for the three and nine months ended September 30, 2006, respectively, and approximately $819,000 and $1,284,000 was recognized as revenue for the three and nine months ended October 1, 2005, respectively. Approximately $2,854,000 of the total $10,000,000 of development payments is recorded as deferred revenue in the accompanying consolidated balance sheet at September 30, 2006. The deferred revenue is being recognized on all allowable research and development activities as the services are performed and costs are incurred.
(11) Stock Repurchase Program
     On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of September 30, 2006, the Company repurchased 276,493 shares of common stock for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of September 30, 2006, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
     We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to better assess and manage a patient’s level of consciousness in the operating room and intensive care settings and assist in determining the amount of anesthesia or sedation needed by each patient. Our proprietary BIS system includes our BIS monitor, BIS Module Kit or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our group of sensor products, which we collectively refer to as BIS Sensors. In January 2005, we introduced our semi-reusable sensor product in the international market, excluding Japan.
     The following chart summarizes our principal product offerings:

	Initial
	Commercial	Date of Clearance of
Product	Shipment	510 (k) Notification	Description

BIS VIEW	Pending	Pending	Value-priced standalone monitor which has fewer optional user configurations compared with the BIS VISTA monitor.

BIS VISTA	2006	September 2005	Monitor which offers an enhanced display and user interface, as well as greater processing capability.

BISx System	2004	February 2004	BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers.

BIS XP System	2001	June 2001	Latest version of BIS system offering enhanced performance capabilities and expanded benefits as compared to the previous version of the BIS system, designed to enable more precise measurement of brain activity to assess the level of consciousness.

BIS Module Kit — 4 Channel Support	2001	October 2000	Same as standard BIS Module Kit plus 4 channel EEG monitoring capability.

A-2000 BIS Monitor	1998	February 1998	Compact, lightweight, portable third-generation BIS monitor.

BIS Module Kit	1998	October 2000	Components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers.

Semi-Reusable (SRS) Sensor	2005	February 2005	Semi-reusable version of a BIS Sensor that uses the same algorithm and hardware as our disposable sensors. Currently available only in markets outside the United States, excluding Japan.

BIS Extend Sensor	2002	October 2000	Disposable sensor with electronic memory device for use with A-2000 BIS Monitor, BIS Module Kit and BISx System that was designed for patients who are typically monitored for extended periods.

	Initial
	Commercial	Date of Clearance of
Product	Shipment	510 (k) Notification	Description

BIS Pediatric Sensor	2001	October 2000	Disposable sensor with electronic memory device for use with A-2000 BIS Monitor, BIS Module Kit and BISx System that is smaller and designed to be easier to apply to children.

BIS Quatro Sensor	2001	October 2000	Disposable sensor with electronic memory device for use with A-2000 BIS Monitor, BIS Module Kit and BISx System that is designed to offer enhanced performance in deep anesthetic states and enhanced resistance to interference from noise sources.

BIS Sensor Plus	2001	January 2000	Second-generation disposable sensor for use with the A-2000 BIS Monitor and BIS Module Kit.

BIS Standard Sensor	1997	October 1996	Disposable sensor for use with A-2000 BIS Monitor, A-1050 EEG Monitor with BIS and BIS Module Kit
     We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We also derive a portion of our revenue from our strategic alliances, primarily with Boston Scientific Corporation. To assist management in assessing and managing our business, we segregate our revenue by sales by region, sales by products and revenue derived from our strategic alliance, as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(dollars in thousands)
Domestic revenue	$18,031	$14,628	$52,692	$41,820
Percent of total revenue	79%	75%	78%	75%

International revenue	$4,824	$4,965	$14,681	$13,598
Percent of total revenue	21%	25%	22%	25%

Total revenue	$22,855	$19,593	$67,373	$55,418

BIS Sensor revenue	$16,126	$13,458	$47,578	$39,081
Percent of total revenue	71%	69%	71%	71%

Equipment revenue	$5,019	$5,144	$15,189	$14,602
Percent of total revenue	22%	26%	22%	26%

Strategic alliance revenue	$1,710	$991	$4,606	$1,735
Percent of total revenue	7%	5%	7%	3%

Total revenue	$22,855	$19,593	$67,373	$55,418
     At September 30, 2006, we had cash, cash equivalents, short-term restricted cash and short-term investments of approximately $50.6 million and working capital of approximately $58.1 million.
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
     For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 4% and 1% of total product revenue in the three months ended September 30, 2006 and October 1, 2005, respectively, and approximately 9% and 2% of total product revenue in the nine months ended September 30, 2006 and October 1, 2005, respectively.
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
     In January 1998, we entered into a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers) and, most recently in 2005, our BIS XP system. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 11% and 12% of international revenue for the three and nine months ended September 30, 2006, respectively, and approximately 15% and 19% of international revenue in the three and nine months ended October 1, 2005, respectively.
     During the first quarter of fiscal 2006, we adopted the Financial Accounting Standards Board’s, or FASB, Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In accordance with the modified prospective transition method, our results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the three and nine months ended September 30, 2006, we recognized approximately $1.6 and $4.9 million, respectively, of stock-based compensation expense in our consolidated statement of operations. See Note 2 of the Notes to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.

     Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2006 and beyond. These factors include the impact of the shift in our placements from BIS monitors to original equipment manufacturer products, which may lead to a reduction in gross margin on Equipment, the continued challenges of the worldwide economy and the risk that we may not realize expected benefits of recent industry pronouncements on anesthesia awareness, including the Sentinel Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations, the Practice Advisory on Interoperative Awareness which was approved by the American Society of Anesthesiologists House of Delegates in October 2005 and the position statement regarding unintended awareness issued by the American Association of Nurse Anesthetists, or AANA. In addition, in Japan, Nihon Kohden only recently received approval of the BIS XP system and we may not recognize the potential benefits of this approval for some time, if at all.
Quarterly Developments
     The third quarter of 2006 represented the second full quarter that our new monitor, the BIS VISTA, was available to customers. This monitor was first shipped in March 2006. During the quarter ended September 30, 2006, there were 715 monitors sold domestically of which approximately 600, or 80%, were upgrades from existing A-2000 BIS monitors.
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

     In May 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2005 product development and distribution agreement. Pursuant to this agreement, Boston Scientific Corporation agreed to provide to us up to $25,000,000 to fund the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders. Under the terms of this agreement, we are entitled to receive development payments in five annual installments of $5,000,000, with the first installment being made in May 2005 and the second installment being made in May 2006. We have recorded all of such $10,000,000 as deferred revenue. Revenue is recognized on all allowable product development activities as the services are performed and costs are incurred, and we are obligated to spend all of the funding in the research areas related to diagnosing and treating depression and Alzheimer’s disease. The amount of revenue recognized under this agreement will fluctuate from quarter to quarter based on the level of allowable research and development expenses in any given quarter.
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
   Stock-Based Compensation
     SFAS No. 123R, which we adopted in the first quarter of fiscal 2006, requires that stock-based compensation expense associated with equity instruments be recognized in the consolidated statement of operations, rather than being disclosed in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:
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

Expected volatility: in estimating our expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility in the three and nine months ended September 30, 2006. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     We utilized an independent third party with expertise in valuation methodologies to validate the assumptions described above.
     Additionally, we were required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of 6.6% in our calculation at September 30, 2006. We will re-evaluate this forfeiture rate on a quarterly basis and will adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amounts recorded in the three and nine months ended September 30, 2006 due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
     As of September 30, 2006, the total unrecognized compensation cost related to nonvested stock options and nonvested restricted stock awards was $14,027,000 million and $1,067,000 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 16 months and 18 months, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Costs of revenue	23	25	24	25

Gross profit margin	77	75	76	75

Operating expenses:
Research and development	17	14	16	13
Sales and marketing	39	37	40	40
General and administrative	13	13	14	14

Total operating expenses	69	64	70	67

Income from operations	8	11	6	8
Interest income, net	4	2	4	2

Income before income taxes	12%	13%	10%	10

Three and Nine Months Ended September 30, 2006 Compared with the Three and Nine Months Ended October 1, 2005

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	September 30,	October 1,	Increase	September 30,	October 1,	Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(in thousands, except			(in thousands, except unit
	unit amounts)			amounts)
Revenue — Worldwide
BIS Sensor	$16,126	$13,458	20%	$47,578	$39,081	22%

BIS monitor	3,408	3,034	12%	9,726	8,879	10%
Original equipment manufacturer products	1,044	1,490	(30%)	3,815	3,848	(1%)
Other equipment and accessories	567	620	(9%)	1,648	1,875	(12%)

Total Equipment	5,019	5,144	(2%)	15,189	14,602	4%

Total product revenue	21,145	18,602	14%	62,767	53,683	17%
Strategic alliance	1,710	991	73%	4,606	1,735	165%

Total revenue	$22,855	$19,593	17%	$67,373	$55,418	22%

Unit Analysis — Worldwide
BIS Sensors	1,144,000	991,000	15%	3,354,000	2,814,000	19%
BIS monitors	1,094	787	39%	3,139	2,212	42%
Original equipment manufacturer BIS products	1,198	1,350	(11%)	3,992	3,714	7%
Installed base	37,852	29,650	28%	37,852	29,484	28%
     Revenue. Revenue from the sale of BIS Sensors increased approximately 20% in the three months ended September 30, 2006 compared with the three months ended October 1, 2005. The increase in revenue from the sale of BIS Sensors during the 2006 period was primarily attributable to an increase of approximately 15% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. During this period, domestic sensor units sold increased approximately 20% from approximately 668,000 BIS Sensors sold during the third quarter of 2005 to approximately 804,000 BIS Sensors sold during the third quarter of 2006, while international sensor units sold increased approximately 5%, from 323,000 BIS Sensors sold during the third quarter of 2005 to 339,000 BIS Sensors sold during the third quarter of 2006. The increase in the number of BIS Sensors sold domestically and internationally was complemented by an increase in the average selling price in both markets. During this period, the domestic sensor average selling price increased slightly by approximately 1% and the international sensor average selling price increased approximately 5%. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 28% to 37,852 units at September 30, 2006 compared with 29,650 units at October 1, 2005.

     During the three months ended September 30, 2006 compared with the three months ended October 1, 2005, total Equipment revenue decreased approximately 2%. The decrease in Equipment revenue during this period was primarily driven by a decrease in original equipment manufacturer product revenue of approximately 30%. The decrease in original equipment manufacturer product revenue was a result of a decrease in the average selling price of approximately 21% and a decrease of approximately 11% in the number of products shipped to our original equipment manufacturers. In the third quarter of 2005, 1,350 original equipment manufacturer products were shipped compared with 1,198 original equipment manufacturer products shipped in the third quarter of 2006. The majority of the decrease related to international revenue where there was a decrease of approximately 12% in original equipment manufacturer products shipped, from 1,109 products shipped in the three months ended October 1, 2005 compared with 972 original equipment manufacturer products shipped in the three months ended September 30, 2006.
     In the nine months ended September 30, 2006, revenue from the sale of BIS Sensors increased approximately 22% compared with the nine months ended October 1, 2005. The increase in revenue from the sale of BIS Sensors was primarily attributable an increase in the number of BIS Sensors sold, from approximately 2.8 million BIS Sensors sold during the nine months ended October 1, 2005 to approximately 3.4 million BIS Sensors sold during the nine months ended September 30, 2006. Domestic sensor sales increased 19%, from approximately 2.0 million BIS Sensors sold in the nine months ended October 1, 2005 to approximately 2.4 million BIS Sensors sold in the nine months ended September 30, 2006. The number of BIS Sensors sold internationally increased approximately 21% from approximately 801,000 BIS Sensors sold during the nine months ended October 1, 2005 to approximately 966,000 sold during the nine months ended September 30, 2006. The average selling price of BIS Sensors during this period increased by approximately 2% domestically and approximately 4% internationally.
     In the nine months ended September 30, 2006 compared with the nine months ended October 1, 2005, total Equipment revenue increased approximately 4%. The increase in Equipment revenue during the 2006 period was driven by an increase in monitor revenue of approximately 10%. The increase in monitor revenue was the result of an increase of approximately 42% in the number of monitors shipped, from 2,212 shipped in the first nine months of 2005 compared with 3,139 monitors shipped in the first nine months of 2006. The majority of this increase was attributable to domestic sales, with 1,982 monitors shipped during the first nine months of 2006 compared with 1,161 monitors shipped during this same period of 2005.
     In the three and nine months ended September 30, 2006, we recorded strategic alliance revenue of approximately $1.7 million and $4.6 million, respectively, compared with strategic alliance revenue of approximately $991,000 and $1.7 million in the three and nine months ended October 1, 2005, respectively. The strategic alliance revenue is primarily attributable to the revenue we recognize from our agreements with Boston Scientific Corporation. For the three and nine months ended September 30, 2006, approximately $1.6 million and $4.2 million, or 92% and 97%, respectively, of the total strategic alliance revenue recognized relates to the 2005 product development and distribution agreement with Boston Scientific Corporation compared with approximately $991,000 and $1.7 million, or 83% and 74%, respectively, of the total strategic alliance revenue in the three and nine months ended October 1, 2005. In both the three and nine month periods ended September 30, 2006 and October 1, 2005, revenue of approximately $123,000 and $369,000, respectively, relates to the 2002 OEM product development and distribution agreement with Boston Scientific Corporation. We are recognizing the deferred revenue recorded from this agreement ratably over the term of the 2002 OEM product development and distribution agreement, which represents our best estimate of the period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to certain newly developed technology. On a quarterly basis, we will continue to recognize strategic alliance revenue of approximately $123,000 related to the 2002 OEM product development and distribution agreement, and we expect to recognize strategic alliance revenue related to the 2005 product development and distribution agreement as we incur research and development expenses that are allowable under that agreement.
     Our gross profit margin was approximately 77% and 76%, respectively, of revenue in the three and nine months ended September 30, 2006 compared with a gross profit margin of approximately 75% in both the three and nine months ended October 1, 2005. The increase in the gross profit margin in the three and nine months ended September 30, 2006 compared with the three and nine months ended October 1, 2005 is primarily attributable to the increased revenue we recognized from our strategic alliance with Boston Scientific Corporation which has no related impact on costs of revenue.

Expense Overview

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percentage	September 30,	October 1,	Percentage
	2006	2005	Increase	2006	2005	Increase
	(in thousands)		(Decrease)	(in thousands)		(Decrease)
Expenses
Research and development	$3,951	$2,695	47%	$11,166	$7,080	58%
Sales and marketing	$8,826	$7,351	20%	$26,687	$22,120	21%
General and administrative	$3,020	$2,532	19%	$9,161	$7,970	15%
     Research and Development. The increase in research and development expenses in the three months ended September 30, 2006 compared with the three months ended October 1, 2005 was primarily attributable to an increase in compensation and benefits to research and development personnel of approximately $614,000 and an increase in clinical study expenses of approximately $605,000. Of the $614,000 increase in compensation and benefits, approximately $367,000 relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R, which requires the recognition of stock-based compensation expense in the financial statements for all share-based awards. The remaining increase in compensation and benefits relates to an increase in salary expense of approximately $334,000 as a result of additional headcount. The $614,000 increase in compensation and benefits was partially offset by a decrease in bonus expense of approximately $137,000. The increase in clinical study expenses relates primarily to our research and development efforts in the neuroscience area, particularly related to the continuation of the BRITE trial. The BRITE Major Depression trial (Biomarkers for Rapid Identification of Treatment Efficacy in Major Depression) is a study to determine the accuracy of using our brain assessment technology that analyzes electrical activity in the brain to predict the effectiveness of antidepressant medications.
     For the nine months ended September 30, 2006 compared with the nine months ended October 1, 2005, the increase in research and development expenses was driven by an increase in compensation and benefits of approximately $2.2 million, an increase in clinical study expenses of approximately $1.4 million primarily relating to our BRITE trial, an increase in travel and entertainment expenses of approximately $196,000 due to increased travel related to the BRITE trial and an increase in recruiting expense of approximately $113,000. Of the $2.2 million increase in compensation expense, approximately $1.1 million relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R and approximately $953,000 relates to an increase in salary expense as a result of additional headcount. We expect research and development expenses to increase in the fourth quarter of 2006 compared with the third quarter of 2006 primarily as a result of work to be performed in connection with the 2005 product development and distribution agreement with Boston Scientific Corporation.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended September 30, 2006 compared with the three months ended October 1, 2005 was primarily attributable to an increase of approximately $751,000 in compensation and benefits to domestic sales and marketing personnel and an increase of approximately $525,000 in the operating expenses associated with our international subsidiaries. Of the $751,000 increase in compensation and benefits for domestic personnel, approximately $449,000 relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R and approximately $249,000 relates to an increase in commissions expense. The $525,000 increase in operating expenses for our international subsidiaries relates primarily to an increase in compensation and benefits for international personnel of approximately $403,000, of which approximately $166,000 relates to compensation expense recorded as a result of the adoption of SFAS No. 123R and $205,000 relates to an increase in salary expense due to increased headcount.
     For the nine months ended September 30, 2006 compared with the nine months ended October 1, 2005, the increase in sales and marketing expenses was attributable to an increase in compensation and benefits for our domestic sales and marketing personnel of approximately $2.0 million, an increase in our operating expenses associated with our international subsidiaries of approximately $1.1 million, an increase of approximately $194,000 in commissions paid to our group purchasing organizations and an increase of approximately $281,000 in travel and entertainment expenses. The $2.0 million increase in domestic sales and marketing compensation and benefits expense was driven by an increase of approximately $1.4 million of compensation expense recorded as a result of the adoption of SFAS No. 123R and an increase of approximately $652,000 in salary expense due to increased headcount. The increase in expenses from our international subsidiaries was driven by an increase in compensation and benefits of approximately $1.0 million, of which approximately $511,000 relates to compensation expense recorded as a result of the adoption of SFAS No. 123R and approximately $434,000 relates to an increase in salary expense. We expect sales and marketing expenses to increase in the fourth quarter of 2006 compared with the third quarter of 2006.

     General and Administrative. The increase in general and administrative expenses in the three months ended September 30, 2006 compared with the three months ended October 1, 2005 was primarily attributable to an increase in compensation and benefits to general and administrative personnel of approximately $422,000 and an increase of approximately $81,000 in building utility costs. The $422,000 increase in compensation and benefits was primarily the result of approximately $548,000 of stock-based compensation expense recorded as a result of adoption of SFAS No. 123R, offset by a decrease in bonus expense of approximately $189,000.
     The increase in general and administrative expenses in the nine months ended September 30, 2006 compared with the nine months ended October 1, 2005 was attributable to an increase in compensation and benefits to general and administrative personnel of approximately $1.1 million, of which approximately $1.6 million relates to stock-based compensation expense recorded as a result of adoption of SFAS No. 123R, offset by a decrease in bonus expense of approximately $692,000. We expect general and administrative expenses to increase in the fourth quarter of 2006 compared with the third quarter of 2006.
     Interest Income. Interest income increased to approximately $898,000 in the three months ended September 30, 2006 from approximately $522,000 in the three months ended October 1, 2005, an increase of approximately 72%. Interest income increased to approximately $2.4 million in the nine months ended September 30, 2006 from approximately $1.3 million in the nine months ended October 1, 2005, an increase of approximately 84%. The increase in interest income in the three and nine months ended September 30, 2006 compared with the three and nine months ended October 1, 2005 was primarily attributable to a higher cash and investment balance as a result of amounts received under the 2005 product development and distribution agreement with Boston Scientific Corporation and an increase in interest rates. We expect interest income in the fourth quarter of 2006 to be comparable to interest income in the third quarter of 2006.
     Interest Expense. There was no interest expense in the three and nine months ended September 30, 2006 compared with approximately $21,000 and $48,000 for the three and nine months ended October 1, 2005, respectively. The decrease in interest expense in the three and nine months ended September 30, 2006 was a result of lower average outstanding debt obligations as we paid off all of our outstanding debt in the third quarter of 2005. We expect that there will be no interest expense recognized in 2006 as we do not intend to incur any debt in the foreseeable future.
     Net Income. As a result of the factors discussed above, for the three and nine months ended September 30, 2006, we had net income of approximately $2.4 million and $6.5 million, respectively, compared with net income of approximately $2.6 million and $5.4 million for the three and nine months ended October 1, 2005, respectively. For the quarter ended September 30, 2006, we recorded a provision for income taxes of approximately $221,000, as we currently forecast that we will be subject to alternative minimum tax for the year ended December 31, 2006. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. Although we were profitable for the year ended December 31, 2005 and each of the first three quarters of 2006, we continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. For the quarter ended September 30, 2006, we evaluated these criteria along with our future operating projections and determined that we could not support the conclusion that it was more likely than not that these assets would be realized as of the reporting date. However, we anticipate that we will reverse a portion of the valuation allowance in the fourth quarter of 2006 in connection with a formal update of our operating projections.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through September 30, 2006, we raised approximately $85.7 million from private equity financings, including the proceeds from the sale of our common stock to Boston Scientific Corporation, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2005 we received the first $5.0 million installment payment under the 2005 product development and distribution agreement that we entered into with Boston Scientific Corporation, and we received the second $5.0 million installment payment in May 2006.

     In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which was amended in May 2006 and expires in May 2007. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At September 30, 2006, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At September 30, 2006, the interest rate on the line of credit was 8.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facilities in the amount of approximately $1.1 million which, is shown on our consolidated balance sheet as restricted cash.
     Agreements with Boston Scientific Corporation
     In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $10.0 million. Note 10 of the Notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes additional information relating to the 2002 strategic alliance with Boston Scientific Corporation.
     In connection with our 2002 strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At September 30, 2006, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.
     In June 2004, we sold an additional 500,000 shares of our common stock at a purchase price of $16.21 per share to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $8.1 million.
     In May 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation pursuant to which we are entitled to receive a total of $25.0 million from Boston Scientific Corporation in five annual installments of $5.0 million per year beginning in May 2005. The funds must be used to support the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders. On May 31, 2005, we received the first $5.0 million development payment from Boston Scientific Corporation and on May 31, 2006 we received the second $5.0 million development payment.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of September 30, 2006, we repurchased 276,493 shares of our common stock for approximately $5.0 million.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at September 30, 2006 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures for the foreseeable future. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.
     We expect to fund the growth of our business over the long term through cash flow from operations and through issuances of capital stock, promissory notes or other securities. Any sale of additional equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

     Working capital at September 30, 2006 was approximately $59.0 million compared to approximately $48.0 million at December 31, 2005. The increase in working capital from December 31, 2005 to September 30, 2006 was attributable to an increase in our cash and short term investments of approximately $7.8 million primarily related to our receipt of the second $5.0 million development payment from Boston Scientific Corporation and a decrease of approximately $2.1 million in our accrued liabilities.
     Cash provided by operations. We received approximately $8.3 million of cash from operations in the nine months ended September 30, 2006 compared with approximately $4.8 million in the nine months ended October 1, 2005. The cash received in the nine months ended September 30, 2006 was primarily attributable to net income of approximately $6.5 million and an increase in stock-based compensation expense related to stock options of approximately $5.0 million. These increases were offset by a decrease in accrued liabilities of approximately $2.3 million. The decrease in accrued liabilities was primarily driven by a decrease in accrued bonus as we paid our 2005 bonuses in the first quarter of 2006. Cash received from operations in the nine months ended October 1, 2005 was primarily driven by net income of approximately $5.4 million and an increase in deferred revenue of approximately $3.0 million offset by an increase in inventory of approximately $2.7 million and an increase in accounts receivable of approximately $2.1 million.
     Cash used for investing activities. We used approximately $12.0 million of cash from investing activities in the nine months ended September 30, 2006 compared with the use of cash of approximately $1.0 million in the nine months ended October 1, 2005. The cash used in the nine months ended September 30, 2006 was primarily the result of net purchases of marketable securities of approximately $7.5 million, capital expenditures of approximately $3.5 million related to the purchase of components for two automated sensor manufacturing lines and $1.0 million of restricted cash for the lease of our new facility in Norwood, Massachusetts. The cash used in investing activities in the nine months ended October 1, 2005 was primarily attributable to capital expenditures of approximately $2.2 million offset by net purchases of investments of approximately $1.2 million.
     Cash used for financing activities. We used approximately $2.9 million of cash for financing activities in the nine months ended September 30, 2006 to repurchase shares of our common stock under the stock repurchase program we entered into in August 2006. We repurchased approximately 276,000 shares of common stock for approximately $5.0 million. The cash used for the repurchase program was offset by approximately $2.1 million of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans. We received approximately $7.1 million of cash from financing activities in the nine months ended October 1, 2005 primarily as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans.
     We had capital expenditures of approximately $1.4 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, which related primarily to the purchase of components for two additional automated sensor manufacturing lines in order to meet our long-term projections for customer demand for BIS Sensors and leasehold improvements related to our newly leased facility in Norwood, Massachusetts. We anticipate that the level of capital expenditures in the fourth quarter of 2006 will increase compared to the third quarter of 2006 due to additional components for these sensor manufacturing lines and significant leasehold improvements to our newly leased facility.
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
     The net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. Although we were profitable for the year ended December 31, 2005 and each of the first three quarters of 2006, we continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. For the quarter ended September 30, 2006, we evaluated these criteria along with our future operating projections and determined that we could not support the conclusion that it was more likely than not that these assets would be realized as of the reporting date. However, we anticipate that we will reverse a portion of the valuation allowance in the fourth quarter of 2006 in connection with a formal update of our operating projections.

Effects of Inflation
     We believe that inflation and changing prices over the past year have not had a significant impact on our revenue or on our results of operations.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements in interim and annual periods subsequent to initial recognition. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We have not completed our evaluation of SFAS No. 157, but we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flow.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or the Interpretation. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the Interpretation, but we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending December 31, 2006 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II – Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.

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
     Our investment in sales-type leases and line of credit agreements are also subject to market risk. The interest rates implicit in our sales-type leases are fixed and not subject to interest rate risk. The interest rates on our line of credit agreements are variable and subject to interest rate risk. The interest rate risk experienced to date related to the lines of credit has been mitigated primarily by the fact that the lines of credit, when drawn on, are generally outstanding for short periods of time in order to fund short-term cash requirements.
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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating our business. Failure to adequately overcome or address any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. The following risk factors supersede the risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K. We have not made any material changes in the risk factors previously disclosed in our 2005 Annual Report on Form 10-K other than to update certain financial information as of the end of the third quarter of fiscal 2006 and stock ownership information of Boston Scientific Corporation as of November 1, 2006.
We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system and purchase our BIS Sensors in sufficient quantities.
     We were profitable for the year ended December 31, 2005 and for each of the first three quarters of 2006. We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities. Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.
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
     We began selling our current BIS system in early 1998 and introduced commercially the latest version, the BIS XP system, at the end of the third fiscal quarter of 2001. We also offer BIS monitoring systems, including the BISx system, for integration into equipment sold by original equipment manufacturers. To date, we have not achieved widespread market acceptance of the BIS system for use in the operating room or in the intensive care unit from healthcare providers or professional anesthesia organizations. Because we depend on our BIS system for substantially all of our revenue and we have no other significant products, if we fail to achieve widespread market acceptance for the BIS system, we will not be able to sustain or grow our product revenue.
Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2006.
     Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2006. Among these factors are the following: first, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, although the Japanese Ministry of Health, Labor and Welfare, or the Japanese Ministry, recently approved the sale of the BIS XP system through our distributor, Nihon Kohden, the potential benefits of this approval may not be recognized for some time, or at all. Third, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert, or Alert, aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, on October 25, 2005, the ASA House of Delegates approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring, or Practice Advisory, including our BIS technology. The Practice Advisory recommends that the decision to use brain monitoring technology be made by individual practitioners on a case-by-case basis. Finally, in April 2006, the American Association of Nurse Anesthetists, or AANA, published a position statement regarding unintended awareness under general anesthesia. While we believe that the Alert, the Practice Advisory and the AANA position statement are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert, or in the Practice

Advisory or the AANA position statement and, accordingly, potential benefits to our business that could have resulted from the Alert, the Practice Advisory, and the AANA position statement may not be significant or realized at all.
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
We plan to relocate our facilities in December 2006 and it may cause disruption to our operations and our business.
     We have announced our intention to move our principal operating facilities to Norwood, Massachusetts by the end of 2006. Our new facility requires significant construction and buildout before we will be able to relocate. We anticipate that the new facility will be completed by our move-in date, however, if we are able to move some but not all of our operations to the new facility, we may experience significant interruption to our business. We will be required to achieve compliance at our new facility with FDA Good Manufacturing Practices and other regulatory approvals in order to manufacture our products. Any delay in receiving necessary approvals would adversely affect our ability to supply our product and reduce our sales and could adversely affect our reputation. In addition, as a result of our relocation we may lose some of our key employees, and if we are not able to retain or replace key personnel, our business could be adversely affected.
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

Boston Scientific Corporation may be able to affect corporate actions requiring stockholder approval because it owns a significant amount of our common stock. Additionally, if our strategic alliance with Boston Scientific Corporation is not successful, our operating results could be adversely affected.
     As of November 1, 2006, Boston Scientific Corporation owned approximately 27% of our outstanding common stock. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. If Boston Scientific Corporation sells shares of our common stock, it may cause a decline in the price of our common stock. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties Additionally, in May 2005 we entered into a product development and distribution agreement with Boston Scientific under which Boston Scientific Corporation will provide us with $25.0 million to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. If such products are not successfully developed, marketed and sold under either agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Additionally, if Boston Scientific Corporation terminates either our strategic alliance or our development agreement or if there are any disruptions in our relationship with them, it could materially, adversely affect the development of our business and, in certain cases, could adversely affect the funding we receive for the development of our product candidates for depression and Alzheimer’s disease.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about repurchases by us during the quarter ended September 30, 2006 of shares of our common stock that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, pursuant to a share repurchase program, or the Share Repurchase Program:
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
	(a) Total Number		Part of Publicly	that May Yet be
	of Shares	(b) Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
August 10, 2006 — August 31, 2006	124,469	$17.65	124,469	1,875,531
September 1, 2006 — September 22, 2006	152,024	$18.44	152,024	1,723,507

Total	276,493	$18.08	276,493	1,723,507

(1)	All of the shares in this table were repurchased pursuant to our Share Repurchase Program which was announced on August 4, 2006. Pursuant to the Share Repurchase Program, we may repurchase up to 2,000,000 shares of our common stock on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased is determined by a Committee of our Board of Directors. Repurchases may also be made under a Rule 10b5-1 plan which would permit shares to be repurchased during the periods of each fiscal quarter when trading in our common stock is restricted under our insider trading policy.
Item 6. Exhibits.
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: November 9, 2006	By:	/s/ Michael Falvey
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