Form 10-K
period 2006-12-31
ASPECT MEDICAL SYSTEMS INC
filed 2007-03-15
CIK 886235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24663

Aspect Medical Systems, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	04-2985553
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Upland Road Norwood, Massachusetts (Address of Principal Executive Offices)	02062-1546 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing price as quoted by the Nasdaq National Market as of such date) was $178,763,920. The registrant had 22,418,784 shares of Common Stock, $0.01 par value per share, outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business.

Overview

Aspect Medical Systems, Inc. was incorporated as a Delaware corporation in 1987. We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index®, which we refer to as the BIS index. The BIS system provides information that allows clinicians to assess and manage a patient’s level of consciousness in the operating room, intensive care and procedural sedation settings and is intended to assist the clinician in better determining the amount of anesthesia or sedation needed by each patient. We developed the BIS system over 10 years, and it is the subject of 22 issued United States patents and 11 pending United States patent applications. Our proprietary BIS system includes our BIS monitor, BIS Module Kit or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our group of sensor products, which we collectively refer to as BIS Sensors. In January 2005, we introduced our semi-reusable sensor product in the international market, excluding Japan.

As of December 31, 2006, the worldwide installed base of BIS monitors and original equipment manufacturer products was approximately 39,900 units. We estimate that BIS technology is installed in approximately 53% of all domestic operating rooms, and is available in more than 160 countries. We estimate that more than 18.7 million patients worldwide have been monitored using the BIS index during surgery.

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

We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We also derive revenue from strategic alliances. In fiscal years 2006, 2005 and 2004, revenue from the sale of Equipment represented approximately 22%, 26% and 28%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 71%, 69% and 71%, respectively, of our revenue. In fiscal years 2006, 2005 and 2004, strategic alliance revenue represented approximately 7%, 5% and 1%, respectively, of our revenue.

We maintain a website with the address www.aspectmedical.com. We are not including the information contained on our website, or information that can be accessed by links contained on our website, as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. We have posted on our website a copy of our Code of Business Conduct and Ethics. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to the rules of the SEC.

2006 Developments

During the first quarter of 2006, we enrolled our first patients in our BRITE, or Biomarkers for Rapid Identification of Treatment Efficacy in Major Depression, trial. There are 10 sites participating in this trial and enrolling patients. We anticipate that final analysis of the study will be completed by the third quarter of 2007.

In February 2006, we entered into a lease agreement for approximately 136,500 square feet of property in Norwood, Massachusetts. In August 2006, we took possession of phase I of the leased property and began moving our manufacturing operations to the new facility. By December 2006, we had moved the majority of our principal operations to the new facility. The lease expires in December 2016 and we have been granted the option to extend the term for three additional five-year periods.

On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock through the open market or in privately negotiated transactions. As of December 31, 2006, we repurchased 276,493 shares of common stock for $5,008,000 and we are authorized to repurchase an additional 1,723,507 shares of common stock in the future.

In December 2006, we announced that we entered into a multi-year licensing agreement with Shenzhen Mindray Bio-Medical Electronics Co., Ltd., a subsidiary of Mindray Medical International Limited, to integrate our BIS technology into Mindray’s patient monitoring systems.

The Aspect Solution: Patient Monitoring with the BIS System

We have developed the BIS monitoring system that is based on our proprietary BIS index. Our BIS system comprises our BIS monitor, BIS Module Kit or BISx system and our BIS Sensors. The BIS Sensors are applied to a patient’s forehead to acquire the electroencephalogram, or EEG, a measure of the electrical activity of the brain. The EEG is then analyzed by the BIS monitor, BIS Module Kit or BISx system to produce the BIS index. The BIS index is a numerical index that correlates with levels of consciousness and is displayed as a number ranging between 100, indicating that the patient is awake, and zero, indicating an absence of brain activity. In October 1996, the Food and Drug Administration, or FDA, cleared the BIS index for marketing for use as a direct measure of the effects of anesthetics and sedatives on the brain. In October 2003, the FDA cleared a new indication for use specifying that use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults during general anesthesia and sedation.

Products

The following chart summarizes our principal product offerings:

	Initial
	Commercial
Product	Shipment	Description

BIS VIEW	Pending	Basic-featured standalone monitor which has fewer optional user configurations than the BIS VISTA monitor.
BIS VISTA	2006	Monitor that offers an enhanced display and user interface as well as greater processing capability.
BISx System	2004	BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers.

	Initial
	Commercial
Product	Shipment	Description

BIS XP System	2001	Latest version of BIS system offering enhanced performance capabilities and expanded benefits as compared to the previous version of the BIS system, enabling more precise measurement of brain activity to assess the level of consciousness.
BIS Module Kit — 4 Channel Support	2001	Same as standard BIS Module Kit plus 4 channel EEG monitoring capability.
A-2000 BIS Monitor	1998	Compact, lightweight, portable third-generation BIS monitor.
BIS Module Kit	1998	Components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers.
Semi-Reusable (SRS) Sensor	2005	Semi-reusable version of a BIS sensor that uses the same algorithm and hardware as our disposable sensors. Currently available only in markets outside the United States, excluding Japan.
BIS Extend Sensor	2002	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx system that was specially designed for patients who are typically monitored for extended periods.
BIS Pediatric Sensor	2001	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx system that is smaller and easier to apply to children.
BIS Quatro Sensor	2001	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx system that offers enhanced performance in deep anesthetic states and enhanced resistance to interference from noise sources.
BIS Sensor Plus	2001	Second-generation disposable sensor for use with our BIS Monitors and BIS Module Kit.
BIS Standard Sensor	1997	Disposable sensor for use with our BIS Monitors, and BIS Module Kit.

BIS VIEW

The BIS VIEW is our basic-featured standalone monitor, which has fewer optional configurations compared with the BIS VISTA monitor. The BIS VIEW monitor runs on the BISx platform.

BIS VISTA

The BIS VISTA is our stand-alone monitor which offers enhanced display and user interface as well as greater processing capability, including the ability to support advanced monitoring features. The BIS VISTA monitor runs on the BISx platform.

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

BIS XP System

We began commercial distribution of the BIS XP system in September 2001. The BIS XP system runs on the A-2000 BIS Monitor, BIS Module Kit platform and BISx system and offers enhanced performance capabilities and expanded benefits as compared with the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. The BIS XP system is designed to detect and filter interference from muscle artifact and to resist interference from electrocautery devices. Additionally, it is able to provide enhanced detection of near suppression, a brain wave pattern occasionally observed during deep anesthesia and cardiac cases.

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

We are also collaborating with researchers that are investigating the relationship between deep anesthetic levels as measured using the BIS system and one-year morbidity and mortality rates. One initial report (Monk TG, Saini V, Weldon BC, Sigl JC Anesthetic Management and One-Year Mortality after Noncardiac surgery. Anesthesia Analg. 2005 Jan;100(1):4-10.) suggested that deep anesthesia is associated with increased post-operative mortality in elderly patients undergoing general anesthesia. A second study involving over 4,000 patients has reportedly confirmed this association (Lennmarken C, Lindholm, ML, Greenwald S, Sandin R. Confirmation that Low Intraoperative BIS Levels Predict Increased Risk of Post-Operative Mortality. Anesthesiology 2003, Annual Meeting A-303). Finally, a retrospective analysis of Medicare national hospital data has suggested that hospitals that routinely use intraoperative BIS monitoring may have decreased postoperative one-year mortality rates (Monk T, Sigl J, Weldon C. Intraoperative BIS Utilization is Associated with Reduced One-Year Post-Operative Mortality. Anesthesiology 2003, Annual Meeting A-1361). We believe that these preliminary findings need to be further confirmed in additional trials.

Additionally, we are currently in the process of conducting a multi-center collaborative study called the Childhood Awareness and Recall Evaluation, or CARE study, to document the incidence and risk factors for awareness in children between the ages of five to fifteen.

Sales, Marketing and Customers

Our customers include anesthesia providers, hospitals, outpatient surgical centers and individual practitioners in office-based practice. We market and sell our products to our customers through:

•	our direct sales force,

•	distributors, and

•	original equipment manufacturers.

For the years ended December 31, 2006, 2005 and 2004, no one customer accounted for 10% or more of our total revenue.

Domestic

We market our BIS system in the United States primarily through a combination of a direct sales force, specialty distributors and original equipment manufacturers. As of December 31, 2006, our domestic direct sales force was composed of 74 sales professionals, which included product specialists and inside sales representatives.

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

In addition to the two options noted above, under certain limited circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us.

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

Group Purchasing Organization	Effective Date	Termination Provisions

Healthtrust Purchasing Group, L.P.	July 28, 2000	Unless terminated earlier by either party by giving 60 days prior written notice, this agreement expires on November 1, 2007.
Novation.	January 27, 2005	Unless terminated earlier by either party by giving 90 days prior written notice, this agreement expires on February 15, 2008.
Consorta, Inc.	March 1, 2006	Unless terminated earlier by either party by giving 90 days prior written notice, this agreement expires on March 1, 2009.

International

In 1998, we established our international operations and opened our international headquarters in The Netherlands. In 1999, we established a subsidiary in the United Kingdom. We continue to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. As of December 31, 2006, we employed 38 persons in our international organization located in Europe, Asia, Australia and South America. The majority of our international sales are denominated in United States dollars. See Note 16, “Segment Information and Enterprise Reporting,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for domestic and international financial information.

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

Distribution Agreements

We have entered into a distribution agreement, dated January 21, 1998, with Nihon Kohden Corporation, under which Nihon Kohden has agreed to act as an exclusive distributor of our BIS monitors and related products in Japan. The initial term of this agreement ended in January 2003, and is subject to automatic renewal annually on February 21 of each year unless either party provides written notice of termination to the other party at least three months prior to expiration of any renewal period. This agreement automatically renewed for an additional one-year period on February 21, 2007.

Original Equipment Manufacturer Relationships

We have entered into agreements with the following eight patient monitoring or anesthesia equipment companies that provide for the integration of our BIS technology into their patient monitoring equipment:

•	Datascope Corp.,

•	Dixtal Biomedica Ind E Com Ltda.,

•	Philips Medizinsysteme Boeblingen GmbH,

•	Dräger Medizintechnik GmbH,

•	Dräger Medical Systems,

•	Nihon Kohden Corporation,

•	Spacelabs Medical, Inc., and

•	Shenzhen Mindray Bio-Medical Electronics Co., Ltd.

These companies have agreed to integrate our BIS technology with their patient monitoring systems. The agreements expire at various times through 2009, unless extended by agreement of the parties.

Under a purchase agreement dated August 30, 2005, between Aspect and General Electric, or GE, we have agreed to sell to GE’s Healthcare Division certain of our products. This agreement, which expires on December 31, 2008, subject to certain automatic renewal provisions, supersedes all prior agreements between GE and us, including agreements with GE Marquette Medical Systems and Datex-Ohmeda.

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

In addition to the original equipment manufacturer agreements described above, on August 7, 2002, we entered into an agreement with Boston Scientific Corporation, a worldwide developer, manufacturer and marketer of medical devices, to develop and introduce new sedation management technology to interventional and specialty medical procedure suites including the gastrointestinal endoscopy suite, the interventional cardiology suite and the interventional radiology suite. This strategic alliance with Boston Scientific Corporation focuses on the development and distribution of brain monitoring technology specifically designed to enhance the safety, efficiency and delivery of sedation to patients undergoing less-invasive medical procedures. As part of this alliance, we granted

Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. Pursuant to an amendment to the 2002 OEM product development and distribution Agreement with Boston Scientific Corporation entered into in February 2007, this option to distribute was extended through December 31, 2008. The term of this agreement continues until such time that Boston Scientific Corporation is no longer distributing our products, but in no event will extend beyond December 31, 2016.

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

During the fiscal years ended December 31, 2006, 2005 and 2004, we spent approximately $15.3 million, $10.5 million and $7.5 million, respectively, on our research and development efforts, including clinical and regulatory expenses.

Our research and development department has four primary areas of responsibility:

•	algorithm research,

•	product development,

•	pre-production quality assurance, and

•	clinical engineering.

In 2003, we developed the BISx system, which offers our original equipment manufacturers a BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system has been designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers. The BISx system simplifies the incorporation of BIS technology into our original equipment manufacturer’s monitoring systems and makes integration feasible with a class of monitoring systems that has historically been out of reach due to the cost of integration. We also maintained backwards compatibility with our existing BIS engine technology to simplify the adoption of BISx by our existing partners.

We are in the process of investigating other product areas that utilize our expertise in anesthesia delivery and monitoring of the brain. We currently have a team that is investigating the use of the BIS monitoring platform to diagnose and track neurological disorders. We believe that because the BIS index quantifies changes in patients’ EEG, and we have shown the BIS index correlates with memory function and changes in brain metabolism, our technologies may be useful in detecting neurological disorders in patients. We are evaluating the application of the EEG-based parameters including those derived from the BIS index to measure brain function, which may assist in the detection of Alzheimer’s disease, sleep cycles, seizure detection and/or other neurological disorders, including depression. Although additional research and development and clinical trials will be required, our research shows a correlation between the EEG-based parameters and the severity of dementia in patients with Alzheimer’s disease and vascular dementia. This research complements our prior research demonstrating the correlation between the EEG-based parameters and the effects of pharmacological agents on the brain, changes in cerebral metabolic activity and clinical measures of cognitive and memory function.

On July 12, 2002, we entered into an agreement with the Regents of the University of California under which they granted us an option to enter into a license agreement conveying to Aspect an exclusive license to commercialize brain monitoring technology for depression, which was developed by the Neuropsychiatric Institute and David Geffen School of Medicine at UCLA. On July 1, 2004, we exercised this option with the Regents of University of California.

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

In 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation for the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders. Also in 2005, Aspect and The Brain Resource Company agreed to collaborate in a multi-year clinical study to evaluate brain electrical activity in patients identified with mild cognitive impairment, or MCI, a memory impairment that often precedes Alzheimer’s disease. Additionally, in 2005, we began planning the BRITE, or Biomarkers for Rapid Identification of Treatment Efficacy in Major Depression, trial. In the first quarter of 2006, the first patients were enrolled in the study and we expect that we will complete BRITE enrollment by the end of the first quarter of 2007. We currently anticipate that analysis of the full study results will take place in the third quarter of 2007.

Manufacturing

We use approximately 40,000 square feet of our 136,503 square foot facility located in Norwood, Massachusetts for manufacturing purposes with the remainder used for research and development, sales and marketing, general and administrative purposes and warehouse space. In this facility, we assemble all of our BIS hardware, and we produce substantially all of our BIS Sensors. We currently outsource to third parties the production of our Zipprep EEG Electrodes.

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

We maintain a quality-assurance program covering our manufacturing operations and those of our suppliers. Our quality assurance program is subject to auditing by both the FDA and ISO agencies.

Competition

The medical device industry is subject to intense competition. We are facing increased competition in the level of consciousness market in the United States as a result of a number of competitors’ monitoring systems, which have been cleared by the FDA. The competitive devices are based on signal-processing of the EEG and are marketed by well-established medical products companies with significant resources. We believe that new competition will come from companies, including patient monitoring companies, currently marketing conventional EEG monitors utilizing standard signal-processing techniques such as spectral edge frequency analyses and median frequency analyses. We also believe that new competition will come from companies that market EEG monitors utilizing novel signal-processing technologies. Several potential competitive products are currently being marketed outside the United States, although, we do not believe that these products provide any significant advantages relative to our BIS technology. These other products and techniques include the use of auditory evoked potentials, heart rate variability, pupillary reflexes and skin blood flow measurement techniques. Additionally, a number of academic researchers worldwide are studying the potential use of other techniques to measure the effects of anesthetics.

We believe that the principal competitive factors that companies competing in the market for anesthesia-monitoring products must address include:

•	improved patient outcomes,

•	cost effectiveness,

•	FDA approval or clearance,

•	acceptance by leading anesthesia providers,

•	availability of the technology in modular patient monitoring systems,

•	ease of use for anesthesia providers,

•	the publication of peer reviewed clinical studies,

•	sales and marketing capability,

•	timing and acceptance of product innovation,

•	patent protection, and

•	product quality.

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

We have established a substantial proprietary position with respect to our products and our core signal processing technology, bispectral analysis, and its application to biological signals. The patent position of medical device companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims that are included in pending or future patent applications, will be issued, that any issued patents will provide us with competitive advantage or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. We may be required to engage in litigation or administrative proceedings to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights.

As of December 31, 2006, we held 22 United States patents and had filed 11 additional United States patent applications. We also have numerous corresponding patents and pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia, Japan, Mexico, Brazil, China and India. The following chart summarizes our United States patents and patent applications:

	Number of
	Currently
Number of	Pending
Issued	Patent
Patents	Applications	Technology Covered	Patent Expiration Date

2	2	Closed loop delivery of anesthesia	May 3, 2020 May 3, 2020
4	1	Application of Bispectral and higher order analysis and	March 13, 2007
		various statistical modeling technologies to EEG signals	April 30, 2008 June 14, 2011 October 17, 2012
4	1	Methods of ensuring the reliability of the computed values	December 24, 2016 January 30, 2018 January 21, 2021 July 3, 2022
—	1	Method of monitoring anesthetic state using changes in arterial compliance
1	—	Method of evaluating BIS information to facilitate clinical decision making	August 18, 2018
2	—	Application of bispectral analysis to electrocardiogram signals	May 15, 2007 June 4, 2008
—	5	Method of assessment of neurological conditions
1	—	Zipprep self-prepping disposable electrode technology	April 26, 2011
2	—	Technology relating to the interface between the BIS Sensor and the BIS monitor	October 20, 2015 October 20, 2015
5	1	BIS Sensor technology	October 11, 2016 October 11, 2016 October 11, 2016 June 19, 2018 June 9, 2019
1	—	Signal acquisition technology for digital signal converter	January 17, 2012

22	11

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

Generally, before we can introduce a new product in the United States, we must obtain FDA clearance of a premarket notification under Section 510(k) of the FDC Act, referred to as a 510(k) notification, or approval of a premarket approval application under Section 515 of the FDC Act. To date, we have received clearance of a 510(k) notification from the FDA with respect to the following products:

Date of Clearance of
Product	510(k) Notification

Zipprep EEG Electrodes	June 1994
A-1050 EEG Monitor with BIS	January 1996
BIS Standard Sensor	October 1996
BIS Clinical Utility Indication	October 1996
A-2000 BIS Monitor	February 1998
BIS Sensor Plus	January 2000
BIS Pediatric Sensor	October 2000
BIS XP Sensor family, including the BIS Quatro Sensor and BIS Extend Sensor	October 2000
BIS Module Kit	October 2000
BIS XP system	June 2001
A-2000 BIS Monitor Indication for Use change (Awareness)	October 2003
BISx system	February 2004
BIS SRS (Semi-reusable sensor)	February 2005
BIS VISTA	September 2005
BISx 4 Channel	November 2005
Bilateral Sensor	December 2006
Zipprep Sensor	January 2007

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

The FDA monitors compliance with current Good Manufacturing Practices regulations by conducting periodic inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities, the continued marketing of our products may be adversely affected. During the last routine inspection of our manufacturing facility by the FDA in 2005, the FDA noted no adverse observations. We believe that we have continued to maintain manufacturing facilities and procedures that are compliant with all applicable government quality systems regulations and guidelines.

In June 1998, we obtained ISO 9001: 1994 /EN 46001 international quality management system certification and European Medical Device Directive EC certification. These certifications show that our development, production and distribution of products comply with these standards and directives. Our continued compliance with these standards and directives has been confirmed since June 1998 in semi-annual surveillance audits. In April 2003, we obtained ISO 13485/CMDR certification from a CMDCAS (Canadian) recognized registrar. In September 2005, we obtained ISO 13485: 2003/CMDR re-certification from a CMDCAS (Canadian) recognized registrar. The ISO 9001, ISO 13485 and Medical Device Directive certifications signify compliance with the requirements enabling us to affix the CE Mark to our current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union countries. Since June 1998, medical devices cannot be sold in European Union countries unless they display the CE Mark.

We have established a dedicated regulatory and quality assurance group to maintain regulatory compliance and manage all of our quality-assurance activities. This group is responsible for the following activities:

•	all regulatory submissions and communications,

•	scheduling and performing company-wide internal audits,

•	coordinating product update procedures and corrective actions,

•	maintaining adherence to appropriate procedures and applicable requirements related to the FDA’s quality systems regulations and appropriate international regulations, and

•	coordinating appropriate documentation for FDA/ISO 9001/ISO 13485/CMDR/MDD review and audits.

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

Employees

As of December 31, 2006, we had 288 employees worldwide in the following functional areas:

Number of
Employees	Functional Area

138	Sales, Marketing and Clinical Support
53	Manufacturing
39	General and Administrative
38	Research and Development
20	Clinical and Regulatory Affairs

288	Total

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

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending March 31, 2007 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.

We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system and purchase our BIS Sensors in sufficient quantities.

We were profitable for the years ended December 31, 2006 and 2005. However, we will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities. Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the BIS system. Also, if third party reimbursement is based on charges or costs, patient monitoring with the BIS system may have the effect of reducing reimbursement because the charges or costs for surgical procedures may decline as a result of monitoring with the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.

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

Various factors may adversely affect our quarterly operating results through the first fiscal quarter of 2007.

Various factors may adversely affect our quarterly operating results through the first fiscal quarter of 2007. Among these factors are the following: first, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, although the Japanese Ministry of Health, Labor and Welfare, or the Japanese Ministry, recently approved the sale of the BIS XP system through our distributor, Nihon Kohden, the potential benefits of this approval may not be recognized for some time, or at all. Third, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert, or Alert, aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, on October 25, 2005, the ASA House of Delegates approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring, or Practice Advisory, including our BIS technology. The Practice Advisory recommends that the decision to use brain monitoring technology be made by individual practitioners on a case-by-case basis. Finally, in April 2006, the American Association of Nurse Anesthetists, or AANA, published a position statement regarding unintended awareness under general anesthesia. While we believe that the Alert, the Practice Advisory and the AANA position statement are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert, or in the Practice Advisory or the AANA position statement and, accordingly, potential benefits to our business that could have resulted from the Alert, the Practice Advisory, and the AANA position statement may not be significant or realized at all.

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

We believe that the financial resources available to us, including our current working capital and available revolving lines of credit, will be sufficient to finance our planned operations and capital expenditures through at least the next twelve months. If we are unable to increase our revenue and continue to maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:

•	the research and development costs of our products currently under development increase beyond current estimates,

•	we decide to expand faster than currently planned,

•	we develop new or enhanced services or products ahead of schedule,

•	we decide to undertake new sales and/or marketing initiatives,

•	we are required to defend or enforce our intellectual property rights, or respond to other legal challenges with respect to our products including product liability claims,

•	sales of our products do not meet our expectations domestically or internationally,

•	we need to respond to competitive pressures, or

•	we decide to acquire complementary products, businesses or technologies.

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

The medical device industry in which we market our products is characterized by rapid product development and technological advances. Our competitors have received clearance by the FDA for, and have introduced commercially, anesthesia monitoring products. If we do not compete effectively with these monitoring products, our revenue will be adversely affected. Our current and planned products are at risk of obsolescence from:

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

In order for us to sell our products, anesthesia professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of consciousness monitoring and the products of our competitors, and on training healthcare professionals in the proper application of our products. If we are not successful in obtaining and maintaining the recommendations or endorsements of anesthesiologists and other healthcare professionals for our products, our sales may decline or we may be unable to increase our sales and profits.

Negative publicity or unfavorable media coverage could damage our reputation and harm our operations.

Certain companies that manufacture medical devices have received significant negative publicity in the past when their products did not perform as the medical community or patients expected. This publicity, and the perception such products may not have functioned properly, may result in increased litigation, including large jury awards, legislative activity, increased regulation and governmental review of company and industry practices. If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, our reputation would suffer, our ability to market our products would be adversely affected, we may be required to change our products and become subject to increased regulatory burdens and we may be required to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

If we do not successfully develop or acquire and introduce enhanced or new products we could lose revenue opportunities and customers.

Our success in developing or acquiring and commercializing new products and enhancements of current products is affected by our ability to:

•	identify in a timely manner new market trends or opportunities;

•	assess customer needs;

•	successfully develop or acquire competitive products;

•	complete regulatory clearance in a timely manner;

•	successfully develop cost effective manufacturing processes;

•	introduce such products to our customers in a timely manner; and

•	achieve market acceptance.

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

If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits or if the projected development timeline is inconsistent with our determination of when we need to get the product to market, we may choose to stop a clinical trial and/or development of a product.

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

We sell our products through a combination of a direct sales force, third party distributors and original equipment manufacturers. As a means to incentivize the sales force, distributors and original equipment manufacturers, the compensation we pay increases with the amount of our products they sell. For example, the compensation paid to the members of our direct sales force consists, in part, of commissions and, the greater the amount of sales, the higher the commission we pay. The participants in our sales channels may engage in sales practices that are aggressive or considered to be inappropriate by existing or potential customers. In addition, we do not exercise control over, and may not be able to provide sufficient oversight of, the sales practices and techniques used by third party distributors and original equipment manufacturers. Negative public opinion resulting from these sales practices can adversely affect our ability to keep and attract customers and could expose us to litigation.

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

As of March 1, 2007, Boston Scientific Corporation owned approximately 27% of our outstanding common stock. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. If Boston Scientific Corporation sells shares of our common stock, it may cause a decline in the price of our common stock. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. We subsequently amended this agreement in February 2007. Additionally, in May 2005 we entered into a product development and distribution agreement with Boston Scientific under which Boston Scientific Corporation will provide us with $25.0 million to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. If such products are not successfully developed, marketed and sold under either agreement in a manner consistent with our expectations, the growth of our business and our operating results will be adversely affected. Additionally, if Boston Scientific Corporation terminates either our strategic alliance or our development agreement or if there are any disruptions in our relationship with them, it could materially, adversely affect the development of our business and, in certain cases, could adversely affect the funding we receive for the development of our product candidates for depression and Alzheimer’s disease.

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

In addition, we may be subject to claims that we engage in discriminatory or other unlawful practices with respect to our hiring, termination, promotion and compensation processes for our employees. Such claims, with or without merit, could be time consuming, distracting and expensive to defend, could divert attention of our management from other tasks important to the success of our business and could adversely affect our reputation as an employer.

Our employees may engage in misconduct or other improper activities, including insider trading.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to accurately report financial information or data or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of customer information or information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

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

In addition, market acceptance of future products serving the depression and Alzheimer’s disease markets could depend upon adequate reimbursement from third-party payors. The ability and willingness of third-party payors to authorize coverage and sufficient reimbursement to compensate and encourage physicians to use such products is uncertain.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.

Our largest three stockholders each own greater than 7% of our outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by directors or officers of the Company could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

In February 2006, we signed a new lease agreement for a facility of approximately 136,500 square feet in Norwood, Massachusetts. We moved the majority of our principal operations that were conducted in Newton, to Norwood, including manufacturing operations, on or before December 31, 2006. The lease expires in 2016 and we have been granted the option to extend the term for three additional five-year periods. In connection with this lease, we provided a security deposit in the amount of $930,000 to the lessor in accordance with the terms of the lease agreement. This lease contains a rent escalation clause that requires additional rental amounts in the later years of the term. We recognize rent expense related to this lease on a straight-line basis over the minimum lease term.

Our lease for the Newton facility expired in December 2006 and in February 2007 we signed an amendment with the landlord to extend the lease through March 14, 2007. The amendment for the lease is for approximately 15,000 square feet of manufacturing space.

In October 2003, we entered into a lease for our international organization for approximately 2,765 square feet of office space located in De Meern, The Netherlands. This lease expires in October 2008.

Item 3.	Legal Proceedings.

We are not a party to any material threatened or pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “ASPM” since July 1, 2006 and on the Nasdaq National Market since January 28, 2000. The following table sets forth, for the years ended December 31, 2005 and 2006, the range of high and low sales prices for our common stock on the Nasdaq Global Market and prior to July 1, 2006, the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low

2005:
Quarter Ended April 2, 2005	$24.50	$19.44
Quarter Ended July 2, 2005	$32.74	$20.74
Quarter Ended October 1, 2005	$34.98	$26.04
Quarter Ended December 31, 2005	$38.73	$27.47
2006:
Quarter Ended April 1, 2006	$36.47	$24.89
Quarter Ended July 1, 2006	$28.67	$16.39
Quarter Ended September 30, 2006	$19.66	$14.10
Quarter Ended December 31, 2006	$20.92	$16.63

On March 1, 2007, the last reported sales price of our common stock on the Nasdaq Global Market was $15.95 per share. As of March 1, 2007, there were approximately 400 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all earnings for use in the operation and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Additionally, our revolving line of credit agreements with each of Bank of America and Boston Scientific Corporation prohibit the declaration or payment of cash dividends without the consent of these parties.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

(c)
			Total	(d)
			Number of	Maximum
			Shares	Number of
	(a)		Purchased as	Shares that
	Total	(b)	Part of Publicly	May Yet
	Number of	Average	Announced	be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

August 10, 2006 — August 31, 2006	124,469	$17.65	124,469	1,875,531
September 1, 2006 — September 22, 2006	152,024	$18.44	152,024	1,723,507
Total	276,493	$18.08	276,493	1,723,507

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

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003, and 2002 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Consolidated Statements of Operations Data:
Product revenue	$85,018	$73,471	$54,902	$43,476	$39,776
Strategic alliance revenue	6,316	3,524	662	615	—

Total revenue	91,334	76,995	55,564	44,091	39,776
Costs of product revenue	22,171	19,303	12,992	10,898	11,815

Gross profit margin	69,163	57,692	42,572	33,193	27,961
Operating expenses:
Research and development	15,280	10,464	7,470	7,287	7,827
Sales and marketing	35,571	30,298	26,695	25,241	28,449
General and administrative	12,446	10,291	8,946	7,833	7,942

Total operating expenses	63,297	51,053	43,111	40,361	44,218

Income (loss) from operations	5,866	6,639	(539)	(7,168)	(16,257)
Interest income, net	3,332	1,926	923	725	956

Income (loss) before taxes	9,198	8,565	384	(6,443)	(15,301)
(Benefit) provision for income taxes	(27,891)	90	81	80	—

Net income (loss)	$37,089	$8,475	$303	$(6,523)	$(15,301)

Net income (loss) per share:
Basic	$1.66	$0.39	$0.02	$(0.34)	$(0.83)
Diluted	$1.59	$0.35	$0.01	$(0.34)	$(0.83)
Weighted average shares used in computing net income (loss) per share:
Basic	22,378	21,508	20,142	19,413	18,450
Diluted	23,380	23,921	22,286	19,413	18,450

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$62,419	$43,691	$32,213	$26,062	$31,765
Restricted cash	1,051	82	82	5,100	5,100
Working capital	67,380	47,988	34,224	30,680	36,734
Total assets	124,964	87,132	61,690	47,740	54,480
Long-term debt	—	—	186	525	1,015
Total stockholders’ equity	109,248	67,423	45,586	30,968	36,797

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	2006	2005	2004
	(dollar amounts in thousands)

Domestic revenue	$70,729	$58,430	$43,638
Percent of total revenue	77%	76%	79%
International revenue	$20,605	$18,565	$11,926
Percent of total revenue	23%	24%	21%
Total revenue	$91,334	$76,995	$55,564
BIS Sensor revenue	$64,752	$53,321	$39,585
Percent of total revenue	71%	69%	71%
Equipment revenue	$20,266	$20,150	$15,317
Percent of total revenue	22%	26%	29%
Strategic alliance revenue	$6,316	$3,524	$662
Percent of total revenue	7%	5%	1%
Total revenue	$91,334	$76,995	$55,564

At December 31, 2006, we had cash, cash equivalents, restricted cash and investments of approximately $63.5 million and working capital of approximately $67.4 million.

We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit or BISx system has been the primary reason for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our revenue, we need to continue to focus on both selling our Equipment and increasing the use of our sensors. To achieve this growth, we plan to continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.

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

For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. Sales-type leases accounted for approximately 3%, 2% and 2% of total product revenue in 2006, 2005 and 2004, respectively.

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

We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers) and, most recently in 2005, our BIS XP system. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 12%, 19% and 18%, respectively, of international revenue in 2006, 2005 and 2004, respectively.

During the first quarter of 2006, we adopted the Financial Accounting Standards Board’s, or FASB, Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In accordance with the modified prospective transition method, our results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the year ended December 31, 2006, we recognized approximately $6.7 million of stock-based compensation expense in our consolidated statement of operations. See Note 2 of the Notes to our Consolidated Financial Statements contained in Item 1 of this Annual Report on Form 10-K for further information regarding our adoption of SFAS No. 123R.

Various factors may adversely affect our quarterly operating results through the first quarter of 2007 and beyond. These factors include the impact of the shift in our placements from BIS monitors to original equipment manufacturer products, which may lead to a reduction in gross margin on Equipment, the continued challenges of the worldwide economy and the risk that we may not realize expected benefits of recent industry pronouncements on anesthesia awareness, including the Sentinel Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations, the Practice Advisory on Interoperative Awareness, which was approved by the American Society of Anesthesiologists House of Delegates in October 2005 and the position statement regarding unintended awareness issued by the American Association of Nurse Anesthetists, or AANA. In addition, in Japan,

Nihon Kohden only recently received approval of the BIS XP system and we may not recognize the potential benefits of this approval for some time, if at all.

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

We also recognize revenue from prepaid license and royalty fees. This revenue is deferred until product shipment or delivery in accordance with the terms of the agreement and license and royalty fees are earned in accordance with the terms of the respective agreements. In August 2002, we recorded approximately $6.3 million of deferred revenue related to an OEM product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2002 OEM product development and distribution agreement. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents our best estimate of our period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to certain newly developed technology. If our estimate of the period of significant continuing obligation is revised, this may have an impact on our revenue recognition of the deferred revenue related to this agreement with Boston Scientific Corporation.

In May 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2005 product development and distribution agreement. Pursuant to this agreement, Boston Scientific Corporation agreed to provide to us up to $25.0 million to fund the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders. Revenue is recognized on allowable product development activities pursuant to this agreement as the services are performed and costs are incurred, and we are obligated to spend all of the funding in the research areas related to diagnosing and treating depression and Alzheimer’s disease. The amount of revenue recognized under this agreement will fluctuate from quarter to quarter based on the level of allowable research and development expenses in any given quarter.

We follow SFAS No. 13, Accounting For Leases, for our sales-type lease agreements. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease, is recorded as the net investment in sales-type leases. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. We review and assess the net realizability of our investment in sales-type leases at each reporting period. This review includes determining, on a customer specific basis, if a customer is significantly underperforming relative to the customer’s cumulative level of committed BIS Sensor purchases as required by the sales-type lease agreement. If a customer is underperforming, we record an allowance for lease payments as a charge to revenue to reflect the lower estimate of the net realizable investment in sales-type lease balance. Changes in the extent of underperformance in the agreements could increase or decrease the amount of revenue recorded in future periods.

We recognize revenue either at shipment or delivery in accordance with the agreed upon contract terms with distributors and original equipment manufacturers in accordance with SAB No. 104. Contracts executed for sales to distributors and original equipment manufacturers include a clause that indicates that customer acceptance is limited to confirmation that our products function in accordance with our applicable product specifications in effect at the time of delivery. Formal acceptance by the distributor or original equipment manufacturer is not necessary to recognize revenue provided that we objectively demonstrate that the criteria specified in the acceptance provisions are satisfied. Each product is tested prior to shipment to ensure that it meets the applicable product specifications in effect at the time of delivery. Additionally, we have historically had a minimal number of defective products shipped to distributors and original equipment manufacturers, and any defective products are subject to repair or replacement under warranty as distributors and original equipment manufacturers do not have a right of return.

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

Expected term:  the expected term of an employee option is the period of time for which the option is expected to be outstanding. We use a Monte Carlo simulation model to estimate the expected term assumption for the grant date valuation as we believe that this information is currently the best estimate of the expected term of a new option.

Expected volatility:  in estimating our expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We use a combination of our implied volatility and historical volatility to estimate expected volatility. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.

We utilized an independent third party with expertise in valuation methodologies to validate the assumptions described above.

Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 6% in our calculation at December 31, 2006. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.

These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.

As of December 31, 2006, the total unrecognized compensation cost related to nonvested stock options and nonvested restricted stock awards was $13.0 million and $1.1 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 15 months and 16 months, respectively.

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by making estimates and judgments based on our historical collections experience, current trends, historical write-offs of our receivables, credit policy and a percentage of our accounts receivable by aging category. We also review the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. While credit losses have historically been within our expectations and the provisions established, our credit loss rates in the future may not be consistent with our historical experience. To the extent that we experience a deterioration in our historical collections experience or increased credit losses, bad debt expense would likely increase in future periods.

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

Income Taxes

We currently have significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Through the third quarter of 2006, we maintained a full valuation allowance on our deferred tax assets. Upon achieving three-year cumulative profitability, we began to weigh the positive and negative evidence included in FAS 109 “Accounting For Income Taxes,” on a quarterly basis to determine if we believed that it was more likely than not that some or all of our deferred tax assets would be realized. In connection with this analysis, we reviewed our cumulative history of earnings before taxes over a three-year period and our projections of future taxable income. As of December 31, 2006, after finalizing our 2007 forecast, we concluded that our projections support future taxable income for the foreseeable future, and therefore, we reversed $28.2 million of our valuation allowance. Our projections of future taxable income include significant judgment and estimation. If we are not able to achieve sufficient taxable income in future periods, we might need to record additional valuation allowances on our deferred tax assets in future periods that could be material to the consolidated financial statements.

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

	Year Ended
	December 31,
	2006	2005	2004

Revenue	100%	100%	100%
Costs of revenue	24	25	23

Gross profit margin	76	75	77
Operating expenses:
Research and development	17	13	14
Sales and marketing	39	40	48
General and administrative	14	13	16

Total operating expenses	70	66	78

Income (loss) from operations	6	9	(1)
Interest income, net	4	2	2

Income before income taxes	10	11	1
Benefit for income taxes	32	—	—

Net income	42%	11%	1%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

			Percentage
			Increase
	2006	2005	(Decrease)
	(in thousands except unit
	amounts)

Revenue — Worldwide
BIS Sensors	$64,752	$53,321	21%
BIS monitor	12,873	12,446	3%
Original equipment manufacturer products	4,743	4,851	(2)%
Other equipment and accessories	2,650	2,853	(7)%

Total equipment	20,266	20,150	1%

Total product revenue	85,018	73,471	16%
Strategic alliance	6,316	3,524	79%

Total revenue	$91,334	$76,995	19%

Unit Analysis — Worldwide
BIS Sensors	4,612,000	3,819,000	21%
BIS monitors	4,127	3,227	28%
Original equipment manufacturer products	5,248	4,847	8%
Installed base	39,922	32,253	24%

Revenue.  The increase in revenue from the sale of BIS Sensors from 2005 to 2006 was primarily attributable to an increase of approximately 21% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. The number of domestic sensors sold was approximately 2.8 million in 2005 and increased to approximately 3.2 million in 2006, an increase of approximately 17%, while the number of international sensors sold increased approximately 31% from approximately 1.1 million in 2005 to approximately 1.4 million in 2006. The increase in the number of BIS Sensors sold domestically was complemented by an increase in the average selling price of BIS Sensors of approximately 2% while the international average selling price of BIS Sensors increased by approximately 3%. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 24% to 39,922 units at December 31, 2006 compared with 32,253 units at December 31, 2005.

Equipment revenue in 2006 increased approximately 1% compared with 2005 as the result of an approximate 3% increase in monitor revenue due to an increase of approximately 28% in the number of BIS monitors shipped. This increase was partially offset by decreases in original equipment manufacturer revenue and other equipment revenue. Overall, the flat equipment revenue is primarily attributable to a reduction in average selling prices of both monitors and modules, which was implemented to increase placements of such equipment.

For the year ended December 31, 2006, we recorded strategic alliance revenue of approximately $6.3 million compared with approximately $3.5 million for the year ended December 31, 2005. The strategic alliance revenue is primarily attributable to the revenue that we recognized from our agreements with Boston Scientific Corporation. For the year ended December 31, 2006, approximately $5.6 million, or 91%, of the $6.3 million total strategic alliance revenue recognized relates to the 2005 product development and distribution agreement with Boston Scientific Corporation compared with approximately $2.9 million, or 84%, of the total strategic alliance revenue recognized for the year ended December 31, 2005. Approximately $492,000 relates to the 2002 OEM product development and distribution agreement with Boston Scientific Corporation for both 2005 and 2006. We are recognizing the deferred revenue recorded from this agreement ratably over the term of the 2002 OEM product development and distribution agreement, which represents our best estimate of the period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to certain newly developed technology. In February 2007, we amended the 2002 OEM product development and distribution agreement and as a result of this amendment, the amount of revenue that we recognize on a quarterly basis will decrease by approximately $25,000. We will continue to recognize strategic alliance revenue of approximately $98,000 on a quarterly basis related to the 2002 OEM product development and distribution agreement and we expect to recognize strategic alliance revenue related to the 2005 product development and distribution agreement as we incur research and development expenses that are allowable under that agreement.

Our gross profit margin was approximately 75.7% of revenue in 2006 compared with a gross profit margin of approximately 74.9% of revenue in 2005. The increase in the gross profit margin in 2006 compared with 2005 was primarily the result of the increased revenue we recognized from our strategic alliance with Boston Scientific Corporation which has no related impact on costs of revenue and increased sales of our BIS Sensors as a percentage of total product revenue. BIS Sensors accounted for approximately 76% of our total product revenue in 2006 compared with approximately 73% of our total product revenue in 2005.

Expense Overview

			Percentage
	2006	2005	Increase
	(dollar amounts in thousands)

Expenses
Research and development	$15,280	$10,464	46%
Sales and marketing	$35,571	$30,298	17%
General and administrative	$12,446	$10,291	21%

Research and Development.  The increase in research and development expenses in 2006 compared with 2005 was primarily attributable to an increase in compensation and benefits to research and development personnel of approximately $2.7 million, an increase in clinical study expenses of approximately $1.5 million, an increase in travel and entertainment expenses of approximately $248,000 and an increase in patent related expenses of approximately $130,000. Of the $2.7 million increase in compensation and benefits, approximately $1.5 million relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R. The remaining increase in compensation and benefits relates to an increase in salary expense of approximately $1.2 million primarily as a result of additional headcount. The increase in clinical study expenses and travel and entertainment expenses relates primarily to our research and development efforts in the neuroscience area, particularly related to the continuation of the BRITE trial. The BRITE (Biomarkers for Rapid Identification of Treatment Efficacy in Major Depression) trial is a study to determine the accuracy of using our brain assessment technology, which analyzes electrical activity in the brain, to predict the effectiveness of antidepressant medications. We expect research and development expenses in 2007 to increase compared with 2006.

Sales and Marketing.  The increase in sales and marketing expenses in 2006 compared with 2005 was primarily attributable to an increase in compensation and benefits to our domestic sales and marketing personnel of approximately $1.9 million, an increase in our operating expenses associated with our international subsidiaries of approximately $1.7 million, an increase in travel and entertainment expenses of approximately $410,000, approximately $268,000 in meeting expenses, $176,000 in commissions paid to our OEM partners and approximately $113,000 in speaker support and honorarium expenses. The $1.9 million increase in domestic sales and marketing compensation and benefits expense was driven by an increase of approximately $1.8 million of stock-based compensation expense recorded as a result of the adoption of SFAS No. 123R and an increase of approximately $904,000 in salary expense due to increased headcount. These increases were offset by a decrease in commission expense of approximately $878,000. The increase in expenses from our international subsidiaries was driven by an increase in compensation and benefits of approximately $1.5 million, of which approximately $685,000 relates to stock-based compensation expense recorded as a result of the adoption of SFAS No. 123R and approximately $657,000 relates to an increase in salary expense. We expect sales and marketing expenses in 2007 to increase compared with 2006.

General and Administrative.  The increase in general and administrative expenses in 2006 compared with 2005 was attributable to an increase in compensation and benefits to general and administrative personnel of approximately $1.8 million, of which approximately $2.2 million relates to stock-based compensation expense recorded as a result of adoption of SFAS No. 123R and approximately $404,000 in salaries and wages due to increased headcount, offset by a decrease in bonus expense of approximately $509,000. We expect general and administrative expenses in 2007 to increase compared with 2006.

Interest Income.  Interest income increased to approximately $3.3 million in 2006 from approximately $2.0 in 2005, an increase of approximately 69%. The increase in interest income from 2005 to 2006 was primarily attributable to higher cash and investment balances as a result of amounts received under the 2005 product development and distribution agreement with Boston Scientific Corporation, cash received from the exercise of employee stock options and an increase in interest rates. We expect interest income to increase in 2007 compared with 2006 due to higher average cash and investment balances.

Income taxes.  Our provision for income taxes comprises a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

We currently have significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. In the fourth quarter of 2006, we determined it was more likely than not that substantially all of the deferred tax assets would be realized and, accordingly, released substantially all of our valuation allowance. This decision was based on our cumulative history of earnings before taxes for financial reporting purposes over a 12 quarter period and on the projections of expected future taxable income. The tax assets estimated to be realized in future periods have been calculated by applying a blended federal and state tax rate of 39.57%, which is based upon the tax rates expected to be in effect, apportioned by jurisdiction, in the periods during which the attributes are expected to be utilized. Changes in this blended rate in future periods could have a material effect on both the tax provision in the period of change as well as the net deferred tax asset carrying value.

We have federal net operating loss carryforwards of approximately $51,418,000 and state net operating loss carryforwards of approximately $761,000, which expire at various dates through 2026. We also have an additional $41,864,000 of federal and state net operating losses that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the consolidated balance sheet once they are “realized” in accordance with SFAS No. 123R. As of December 31, 2006, we had federal and state tax credit carryforwards of

$2,555,000 and $1,739,000, respectively, which expire at various dates through 2026. These net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

Expense Overview

			Percentage
	2005	2004	Increase
	(dollar amounts in thousands)

Expenses
Research and development	$10,464	$7,470	40%
Sales and marketing	$30,388	$26,776	13%
General and administrative	$10,291	$8,946	15%

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

Net Income (Loss).  As a result of the factors discussed above, in 2005 we had net income of approximately $8.5 million compared with net income of approximately $303,000 in 2004. We recorded a provision for foreign income taxes for the year ended December 31, 2005 of $90,000. We have substantial net operating loss carryforwards that have generated significant deferred tax assets. Although we were profitable for the year ended December 31, 2005, we concluded that we would continue to maintain a full valuation allowance on our tax benefits until profitability had been sustained over an appropriate time period and in amounts that were sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized.

Quarterly Results of Operations

The following table sets forth unaudited selected operating results for each of the eight fiscal quarters in the two years ended December 31, 2006. We believe that the following selected quarterly information includes all adjustments (consisting only of normal, recurring adjustments) that we consider necessary to present this information fairly. This financial information should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our results of operations have fluctuated in the past and are likely to continue to fluctuate significantly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations in the future.

	Quarter Ended
	April 2,	July 2,	October 1,	December 31,	April 1,	July 1,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(in thousands)

Revenue	$17,084	$18,741	$19,593	$21,577	$21,888	$22,631	$22,855	$23,961
Gross profit margin	12,642	13,927	14,716	16,406	16,542	17,220	17,538	17,863
Operating expenses	11,851	12,689	12,554	13,959	15,317	15,843	15,765	16,370
Net income	1,130	1,615	2,639	3,091	1,937	2,125	2,418	30,610

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through December 31, 2006, we raised approximately $85.7 million from private equity financings, including the proceeds from the sale of our common stock to Boston Scientific Corporation, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2005 we received the first $5.0 million installment payment under the 2005 product development and distribution agreement that we entered into with Boston Scientific Corporation, and we received the second $5.0 million installment payment in May 2006.

In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which was amended in May 2006 and expires in May 2007. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At December 31, 2006, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to

$1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At December 31, 2006, the interest rate on the line of credit was 8.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facilities in the amount of approximately $1.1 million which is shown on our consolidated balance sheet as restricted cash.

Agreements with Boston Scientific Corporation

In August 2002, we entered into a strategic alliance with Boston Scientific Corporation whereby we sold 1,428,572 shares of our common stock at a purchase price per share of $7.00 to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $10.0 million. Note 19 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K includes additional information relating to the strategic alliance with Boston Scientific Corporation.

In connection with our 2002 strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At December 31, 2006, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.

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

On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of December 31, 2006, we repurchased 276,493 shares of our common stock for approximately $5.0 million.

We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at December 31, 2006 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures for at least the next twelve months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.

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

Working capital at December 31, 2006 was approximately $67.4 million compared to approximately $48.0 million at December 31, 2005. The increase in working capital from December 31, 2005 to December 31, 2006 was attributable to an increase in our cash and short term investments of approximately $11.3 million primarily related to our receipt of the second $5.0 million development payment from Boston Scientific Corporation, an increase in our deferred tax assets and a decrease of approximately $2.2 million in our accrued liabilities.

Cash from Operations.  We generated approximately $9.7 million of cash from operations in 2006. The positive cash from operating activities generated during this period was primarily driven by our net income of approximately $37.1 million and was offset by an increase of approximately $28.2 million in our deferred tax assets as a result of a reversal of the valuation allowance on our deferred tax assets.

We generated approximately $17.0 million of cash from operations during the three years ended December 31, 2006, which was primarily driven by net income of approximately $45.9 million offset by the reversal in 2006 of our valuation allowance against our deferred tax assets.

Cash from Investing Activities.  We used approximately $18.4 million of cash in investing activities in 2006. The cash used for investing activities was the primarily the result of net purchases of investments of approximately $11.8 million in 2006 and the acquisition of property and equipment of approximately $5.7 million, primarily due to the purchase of components for two automated sensor manufacturing lines and spending related to our new facility. We anticipate that the level of capital expenditures in 2007 will decrease compared with the level of capital expenditures in 2006.

We used approximately $43.7 million for investing activities during the three years ended December 31, 2006 primarily as a result of net purchases of investments of approximately $39.0 million and acquisition of property, plant and equipment of approximately $9.5 million, partially offset by a decrease in restricted cash of approximately $4.0 million.

Cash from Financing Activities.  We used approximately $2.0 million of cash from financing activities in 2006 to repurchase shares of our common stock under the stock repurchase program we entered into in August 2006. We repurchased approximately 276,000 shares of common stock for approximately $5.0 million. The cash used for the repurchase program was offset by approximately $3.0 million of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans.

We generated approximately $24.0 million of cash from financing activities during the three years ended December 31, 2006. Cash generated by financing activities during this period was primarily the result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans, offset by payments of principal on debt related to our investment in sales-type leases of approximately $1.2 million.

We have summarized below our contractual cash obligations as of December 31, 2006:

	Payments Due by Period
		Less Than	One to Three	Three to Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years

Operating leases	$19,417	$1,716	$3,604	$5,742	$8,355

Total contractual cash obligations	$19,417	$1,716	$3,604	$5,742	$8,355

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Income Taxes

Our provision for income taxes is composed of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

We currently have significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. In the fourth quarter of 2006, we determined it was more likely than not that substantially all of the deferred tax assets would be realized and accordingly, we released substantially all of our valuation allowance. This decision was based on our cumulative history of earnings before taxes for financial reporting purposes over a 12 quarter period and on the projections of expected future taxable income. The tax assets estimated to be realized in future periods have been calculated by applying a blended federal and state tax rate of 39.57%, which is based upon the tax rates expected to be in effect, apportioned by jurisdiction, in the periods during which the attributes are expected to be utilized. Changes in this blended rate in future periods could have a material effect on both the tax provision in the period of change as well as the net deferred tax asset carrying value.

We have federal net operating loss carryforwards of approximately $51,418,000 and state net operating loss carryforwards of approximately $761,000, which expire at various dates through 2026. We also have an additional $41,864,000 of federal and state net operating losses that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the consolidated balance sheet once they are “realized” in accordance with SFAS No. 123R. As of December 31, 2006, we had federal and state tax credit carryforwards of $2,555,000 and $1,739,000, respectively, which expire at various dates through 2026. These net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our annual interest income would change by approximately $624,000 in fiscal 2006 and $525,000 in fiscal 2005 for each 100 basis point increase or decrease in interest rates. The fair values of our investment portfolio at December 31, 2006 and December 31, 2005 would change by approximately $1,149,000 million and $525,000 million, respectively, for each 100 basis point increase or decrease in rates.

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

The information required by this item may be found on pages F-1 through F-29 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

1.	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2.	Management’s Report on the Effectiveness of Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aspect Medical Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on the Effectiveness of Internal Control Over Financial Reporting, that Aspect Medical Systems, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aspect Medical Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Aspect Medical Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aspect Medical Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aspect Medical Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 12, 2007

(c) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to directors and executive officers required under this item is incorporated by reference to the information set forth under the section entitled “Election of Directors” in our proxy statement for our 2007 Annual Meeting of Stockholders to be held on May 23, 2007. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2007 proxy statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required under this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an Audit Committee financial expert and identification of the Audit Committee of our Board of Directors is contained in our 2007 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.

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

The information required under this item is incorporated by reference to the sections entitled “Information About Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2007 proxy statement.

The sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2007 proxy statement are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the section entitled “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2007 proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our 2007 proxy statement.

Item 14.	Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the section entitled “Independent Auditors Fees and Other Matters” in our 2007 proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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
Date: March 15, 2007

By:	/s/ Michael Falvey
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nassib G. Chamoun Nassib G. Chamoun	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ J. Breckenridge Eagle J. Breckenridge Eagle	Chairman of the Board of Directors	March 15, 2007

/s/ Michael Falvey Michael Falvey	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Boudewijn L.P.M. Bollen Boudewijn L.P.M. Bollen	President of International Operations and Director	March 15, 2007

/s/ Michael Esposito Michael Esposito	Director	March 15, 2007

/s/ David W. Feigal, Jr., M.D. David W. Feigal, Jr., M.D.	Director	March 15, 2007

/s/ Edwin M. Kania Edwin M. Kania	Director	March 15, 2007

/s/ James J. Mahoney, Jr. James J. Mahoney, Jr.	Director	March 15, 2007

/s/ John O’Connor John O’Connor	Director	March 15, 2007

/s/ Donald R. Stanski, M.D. Donald R. Stanski, M.D.	Director	March 15, 2007

ASPECT MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Aspect Medical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Aspect Medical Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Medical Systems, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aspect Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 12, 2007

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$9,724	$20,437
Short-term portion of restricted cash	140	82
Short-term investments	45,253	23,254
Accounts receivable, net of allowances of $218 and $116 at December 31, 2006 and 2005, respectively	12,486	11,717
Current portion of investment in sales-type leases	1,493	1,623
Inventory, net	6,501	5,117
Deferred tax assets	1,844	—
Other current assets	2,157	1,484

Total current assets	79,598	63,714
Property and equipment, net	7,798	3,727
Long-term portion of restricted cash	911	—
Long-term investments	7,442	17,568
Long-term investment in sales-type leases	2,817	2,123
Long-term deferred tax assets	26,398	—

Total assets	$124,964	$87,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,925	$2,393
Accrued liabilities	8,428	10,196
Deferred revenue	1,865	3,137

Total current liabilities	12,218	15,726
Long-term portion of deferred revenue	3,498	3,983
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 22,363,564 and 22,281,155 shares issued and outstanding at December 31, 2006 and 2005, respectively	226	222
Treasury stock, at cost; 276,493 shares	(5,008)	—
Additional paid-in capital	168,440	159,281
Deferred compensation	—	(498)
Accumulated other comprehensive loss	(1)	(84)
Accumulated deficit	(54,409)	(91,498)

Total stockholders’ equity	109,248	67,423

Total liabilities and stockholders’ equity	$124,964	$87,132

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Product revenue	$85,018	$73,471	$54,902
Strategic alliance revenue	6,316	3,524	662

Total revenue	91,334	76,995	55,564
Costs of product revenue(1)	22,171	19,303	12,992

Gross profit margin	69,163	57,692	42,572
Operating expenses:(1)
Research and development	15,280	10,464	7,470
Sales and marketing	35,571	30,298	26,695
General and administrative	12,446	10,291	8,946

Total operating expenses	63,297	51,053	43,111

Income (loss) from operations	5,866	6,639	(539)
Other income (expense):
Interest income	3,335	1,978	1,029
Interest expense	(3)	(52)	(106)

Income before income taxes	9,198	8,565	384

Income tax (benefit) provision	(27,891)	90	81

Net income	$37,089	$8,475	$303

Net income per share:
Basic	$1.66	$0.39	$0.02
Diluted	$1.59	$0.35	$0.01
Weighted average shares used in computing net income per share:
Basic	22,378	21,508	20,142
Diluted	23,380	23,921	22,286

(1) Stock-based compensation included in costs and expenses:
Costs of product revenue	$429	$13	$—
Research and development	1,487	245	26
Sales and marketing	2,483	71	40
General and administrative	2,288	112	—

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Notes		Accumulated
						Receivable		Other
	Comprehensive	Common Stock		Additional		from		Comprehensive		Total
	Income		Par	Paid-in	Treasury	Employees	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	Stock	and Directors	Compensation	(Loss)	Deficit	Equity

Balance, December 31, 2003		19,502	$195	$131,131	$—	$(78)	$—	$(4)	$(100,276)	$30,968
Issuance of common stock in connection with strategic alliance	—	500	5	8,100	—	—	—	—	—	8,105
Issuance of common stock upon exercise of common stock options	—	811	8	5,804	—	—	—	—	—	5,812
Issuance of common stock upon ESPP purchase	—	25	—	312	—	—	—	—	—	312
Issuance of common stock awards	—	1	—	16	—	—	—	—	—	16
Payments on notes receivable from employees and directors	—	—	—	—	—	78	—	—	—	78
Deferred compensation related to stock options	—	—	—	61	—	—	(61)	—	—	—
Amortization of deferred compensation related to stock options	—	—	—	5	—	—	61	—	—	66
Comprehensive income:					—
Net income	303	—	—	—	—	—	—	—	303	303
Other comprehensive loss — Unrealized loss on marketable securities	(74)	—	—	—	—	—	—	(74)	—	(74)

Comprehensive income:	$229	—	—	—	—	—	—	—	—	—

Balance, December 31, 2004		20,839	$208	$145,429	$—	$—	$—	$(78)	$(99,973)	$45,586
Issuance of common stock upon exercise of common stock options	—	1,415	14	12,497	—	—	—	—	—	12,511
Issuance of common stock upon ESPP purchase	—	18	—	416	—	—	—	—	—	416
Issuance of common stock awards	—	1	—	50	—	—	—	—	—	50
Issuance of stock options to non-employees	—	—	—	225	—	—	—	—	—	225
Issuance of shares of common stock upon vesting of restricted stock	—	8	—	—	—	—	—	—	—	—
Deferred compensation related to the issuance of restricted stock	—	—	—	664	—	—	(664)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	166	—	—	166
Comprehensive income:					—
Net income	8,475	—	—	—	—	—	—	—	8,475	8,475
Other comprehensive loss — Unrealized loss on marketable securities	(6)	—	—	—	—	—	—	(6)	—	(6)

Comprehensive income:	$8,469	—	—	—	—	—	—	—	—	—

Balance, December 31, 2005		22,281	$222	$159,281	$—	$—	$(498)	$(84)	$(91,498)	$67,423

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(in thousands)

						Notes		Accumulated
						Receivable		Other
	Comprehensive	Common Stock		Additional		from		Comprehensive		Total
	Income		Par	Paid-in	Treasury	Employees	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	Stock	and Directors	Compensation	(Loss)	Deficit	Equity

Issuance of common stock upon exercise of common stock options	—	332	$4	$2,644	$—	$—	$—	$—	$—	$2,648
Issuance of common stock upon ESPP purchase	—	18	—	326	—	—	—	—	—	326
Issuance of common stock awards	—	1	—	26	—	—	—	—	—	26
Issuance of stock options to non-employees	—	—	—	10	—	—	—	—	—	10
Issuance of shares of common stock upon vesting of restricted stock	—	8	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	6,651	—	—	—	—	—	6,651
Repurchases of common stock		(276)	—	—	(5,008)	—	—	—	—	(5,008)
Reclassification of deferred compensation upon the adoption of SFAS 123R	—	—	—	(498)	—	—	498	—	—	—
Comprehensive income:				—
Net income	37,089	—	—	—	—	—	—	—	37,089	37,089
Other comprehensive income — Unrealized gain on marketable securities	83	—	—	—	—	—	—	83	—	83

Comprehensive income:	$37,172	—	—	—	—	—	—	—	—	—

Balance, December 31, 2006		22,364	$226	$168,440	$(5,008)	$—	$—	$(1)	$(54,409)	$109,248

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$37,089	$8,475	$303
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,597	1,563	1,509
Provision for (credit to) doubtful accounts	141	131	(39)
Stock-based compensation expense	6,687	441	66
Deferred tax asset	(28,242)	—	—
Changes in assets and liabilities — Increase in accounts receivable	(910)	(4,013)	(2,023)
Increase in inventory	(1,384)	(2,893)	(709)
Increase in other assets	(673)	(267)	(67)
(Increase) decrease in investment in sales-type leases	(564)	272	392
(Decrease) increase in accounts payable	(467)	472	731
(Decrease) increase in accrued liabilities	(1,768)	2,364	(39)
(Decrease) increase in deferred revenue	(1,757)	1,265	(654)

Net cash provided by (used for) operating activities	9,749	7,810	(530)

Cash flows from investing activities:
Payments on loans to related parties	—	1	734
Acquisition of property and equipment	(5,668)	(2,628)	(1,175)
(Increase) decrease in restricted cash	(969)	—	5,018
Purchases of marketable securities	(73,000)	(55,181)	(40,056)
Proceeds from sales and maturities of marketable securities	61,210	43,244	24,810

Net cash used for investing activities	(18,427)	(14,564)	(10,669)

Cash flows from financing activities:
Principal payments on debt related to investment in sales-type leases	—	(497)	(707)
Purchases of treasury stock	(5,008)	—	—
Proceeds from issuance of common stock	2,973	12,927	14,245
Payments received on notes receivable from employees and directors	—	—	78

Net cash (used for) provided by financing activities	(2,035)	12,430	13,616

Net (decrease) increase in cash and cash equivalents	(10,713)	5,676	2,417
Cash and cash equivalents, beginning of period	20,437	14,761	12,344

Cash and cash equivalents, end of period	$9,724	$20,437	$14,761

Supplemental disclosure of cash flow information:
Interest paid	$3	$52	$105
Income taxes paid	$304	$90	$81

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts)

(1)  Description of Operations

Aspect Medical Systems, Inc. and its subsidiaries (the “Company”) develop, manufacture and market an anesthesia monitoring system called the BIS® system. The BIS system provides information that allows clinicians to assess and manage a patient’s level of consciousness in the operating room, intensive care and procedural sedation settings and administer the amount of anesthesia needed by each patient. The Company’s BIS system incorporates the Company’s proprietary disposable BIS Sensors and the Company’s BIS monitor or original equipment manufacturers’ products, including the BIS Module Kit and BISx. The BIS system is based on the Company’s patented core technology, the BIS index.

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

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at December 31, 2006 and 2005. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive loss. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

Revenue Recognition

The Company primarily sells its BIS monitors through a combination of a direct sales force and distributors. The Company sells its BIS Module Kits to original equipment manufacturers who in turn sell them to the end user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under the Company’s Equipment Placement (“EP”) program. Sales, sales-type lease agreements and sales under the EP program are subject to the Company’s standard terms and conditions of sale and do not include any customer acceptance criteria, installation or other post shipment obligations (other than warranty) or any rights of return. The Company’s BIS monitor is a standard product and does not require installation as it can be operated with the instructions included in the operator’s manual.

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

As of December 31, 2006, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.

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

Warranty

Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide such warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the years ended December 31, 2006, 2005 and 2004, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheet at December 31, 2006 and 2005, was as follows:

Balance as of December 31, 2003	$147
Warranty expense	87
Deductions and other	(97)

Balance as of December 31, 2004	137
Warranty expense	99
Deductions and other	(77)

Balance as of December 31, 2005	159
Warranty expense	129
Deductions and other	(68)

Balance as of December 31, 2006	$220

Shipping and Handling Costs

Shipping and handling costs are included in costs of revenue. Shipping and handling costs for the years ended December 31, 2006, 2005 and 2004 were approximately $962,000, $786,000 and $527,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of operations. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were approximately $1,265,000, $734,000 and $231,000, respectively.

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

Net Income Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts for the three years ended December 31, 2006, 2005 and 2004 were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and unvested restricted stock, during those periods.

For the years ended December 31, 2006, 2005 and 2004, approximately 1,125,000, 271,000 and 596,000, respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock,

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.

Basic and diluted net income per share for the years ended December 31, 2006, 2005 and 2004 were determined as follows:

	2006	2005	2004

Basic:
Net income	$37,089	$8,475	$303

Weighted average shares outstanding	22,378	21,508	20,142

Basic net income per share	$1.66	$0.39	$0.02

Diluted:
Net income	$37,089	$8,475	$303

Weighted average shares outstanding	22,378	21,508	20,142
Effect of dilutive options and restricted stock	1,002	2,413	2,144

Weighted average shares assuming dilution	23,380	23,921	22,286

Diluted net income per share	$1.59	$0.35	$0.01

Comprehensive Income (Loss)

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

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS No. 123R.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income and income before taxes were $6,687,000 lower, and basic and diluted earnings per share were $0.30 per share and $0.29 per share lower, respectively, for the year ended December 31, 2006 than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. There was no impact on the Company’s statement of cash flows.

The following table presents the effect on net income and earnings per share had stock-based compensation expense been recorded for the year ended December 31, 2005 based on the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation.

	Year Ended
	2005	2004

Net income:
Net income as reported	$8,475	$303
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(6,055)	(5,945)

Pro forma net income (loss)	$2,420	$(5,642)

Net income (loss) per share:
Basic:
As reported	$0.39	$0.02
Pro forma	$0.11	$(0.28)
Diluted:
As reported	$0.35	$0.01
Pro forma	$0.10	$(0.25)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or the Interpretation. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the Interpretation, but it does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

(3)  Comprehensive Income

The Company’s total comprehensive income is as follows:

	Year Ended December 31,
	2006	2005	2004

Net income	$37,089	$8,475	$303
Other comprehensive income:
Unrealized gain (loss) on marketable securities	83	(6)	(74)

Comprehensive income	$37,172	$8,469	$229

(4)  Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Cash and cash equivalents consist of the following:

	December 31,
	2006	2005

Cash	$7,729	$15,845
Commercial paper	1,995	4,592

	$9,724	$20,437

At December 31, 2006, the Company maintained $1,051,000 of restricted cash as part of its revolving line of credit agreement with a commercial bank (see Note 18).

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

Available-for-sale marketable securities at December 31, 2006 and 2005 consist of the following:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2006 —
U.S. Government debt securities	$1,300	$—	$(3)	$1,297
Corporate obligations	20,604	13	(40)	20,577
Commercial paper	27,824	293	—	28,117
Certificates of deposit	2,705	—	(1)	2,704

	$52,433	$306	$(44)	$52,695

December 31, 2005 —
U.S. Government debt securities	$995	$—	$(1)	$994
Corporate obligations	40,073	13	(258)	39,828

	$41,068	$13	$(259)	$40,822

All available-for-sale marketable securities have contractual maturities of one to two years.

The aggregate fair value of investments with unrealized losses was approximately $19,825,000 and $33,542,000 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, 27 and 44 investments were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of fair value. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost and the market in general.

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(5)  Investment in Sales-Type Leases

The Company leases equipment to customers under sales-type leases. The components of the Company’s net investment in sales-type leases are as follows:

	December 31,
	2006	2005

Total minimum lease payments receivable	$6,148	$5,275
Less:
Unearned interest income	972	752
Allowance for lease payments	866	777

Net investment in sales-type leases	4,310	3,746
Less — current portion	1,493	1,623

	$2,817	$2,123

Future minimum lease payments due under non-cancelable leases as of December 31, 2006 are as follows:

Year Ending December 31,

2007	$1,832
2008	1,464
2009	1,078
2010	664
2011	244

$5,282

(6)  Inventory

Inventory consists of the following:

	December 31,
	2006	2005

Raw materials	$3,607	$2,939
Work-in-progress	156	145
Finished goods	2,738	2,033

	$6,501	$5,117

For the years ended December 31, 2006, 2005 and 2004, approximately $176,000, $132,000 and $275,000, respectively, of raw material components of monitors were written down to zero cost and subsequently scrapped or used for repair and service.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(7)  Property and Equipment

Property and equipment consist of the following:

	Useful Life	December 31,
	in Years	2006	2005

Construction in progress	—	$2,454	$1,200
Computer equipment	3	7,368	6,253
Demonstration, evaluation and rental equipment	2	52	73
Machinery and equipment	3 to 5	7,868	6,128
Furniture and fixtures	3	2,660	2,029
Leasehold improvements	Shorter of the lease or useful life of the asset	2,668	1,720

		23,070	17,403
Accumulated depreciation and amortization		(15,272)	(13,676)

		$7,798	$3,727

Depreciation expense was approximately $1,597,000 $1,563,000 and $1,509,000 for the periods ended December 31, 2006, 2005 and 2004, respectively.

(8)  Income Taxes

The components of income (loss) before (benefit) provision for income taxes are as follows:

	December 31,
	2006	2005	2004

Domestic	$8,786	$8,226	$95
Foreign	412	339	208

Income before (benefit) provision for income taxes	$9,198	$8,565	$303

The (benefit) provision for income taxes consists of the following:

	December 31,
	2006	2005	2004

Current tax (benefit) expense
Federal	$244	$—	$—
State	—	—	—
Foreign	108	—	—
Deferred tax (benefit) expense
Federal	4,108	3,032	227
State	558	420	—
Foreign	—	—	—
Change in valuation allowance	(32,909)	(3,452)	(227)

	$(27,891)	$—	$—

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

The Company’s effective rate varies from the statutory rate as follows:

	December 31,
	2006	2005	2004

Expected federal tax expense	$3,131	$2,882	$103
Permanent differences, net	1,574	150	124
State taxes, net of federal benefit	513	420	—
United States federal and state tax credits	(552)	—	—
Other	352	—	—
Change in deferred tax valuation allowance	(32,909)	(3,452)	(227)

	$(27,891)	$—	$—

The components of the net deferred tax asset and the related valuation allowance are as follows:

	December 31,
	2006	2005	2004

Net operating loss carryforwards	$17,525	$38,215	$33,061
Tax credit carryforwards	3,702	3,151	3,431
Deferred revenue	2,122	2,773	2,280
Other	4,893	3,188	3,146

Deferred tax assets	28,242	47,327	41,918
Valuation allowance	—	(47,327)	(41,918)

Net deferred tax asset	$28,242	$—	$—

As of September 30, 2006, the Company’s United States net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, pursuant to SFAS No. 109, “Accounting for Income Taxes,” the Company did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12 quarter period and an assessment of the Company’s expected future results of operations as of December 31 2006, the Company determined that it was more likely than not that it would realize all of its United States NOL carryforward tax assets prior to their expiration and other deferred tax assets. As a result, during the fourth quarter of 2006, the Company reversed a total of $28,242,000 of its deferred tax asset valuation allowance. The entire amount of the $28,242,000 valuation allowance release was recorded as a discrete benefit for income taxes on the Company’s consolidated statement of operations.

As of December 31, 2006, the Company had United States federal operating NOL carryforwards of approximately $51,418,000 and state operating NOL carryforwards of approximately $761,000, which expire at various dates through 2026. The Company has an additional $41,864,000 of federal and state net operating losses not reflected above, that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the consolidated balance sheet once they are “realized” in accordance with SFAS No. 123R. As of December 31, 2006, the Company has federal and state tax credit carryforwards of $2,555,000 and $1,739,000, respectively, which expire at various dates through 2026. Additionally, the net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

(9)  Stockholders’ Equity

Common Stock

At December 31, 2006, the Company has reserved approximately 5,256,000 shares of common stock for issuance under the Company’s equity incentive plans and approximately 84,000 shares of common stock for issuance under the Company’s 1999 Employee Stock Purchase Plan.

(10)  Equity Incentive Plans

The Company has three stock-based employee compensation plans, one stock-based non-employee director compensation plan and an employee stock purchase plan. Stock options and restricted common stock generally vest over three to four years and provide, in certain instances, for the acceleration of vesting upon a change of control of the Company. Options under the stock-based employee compensation plans terminate ten years from the date of grant. The Company’s stock-based employee compensation plans provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 10,710,000 shares of common stock to employees, directors, consultants and advisors. Option exercise prices are determined by the Board of Directors. At December 31, 2006, approximately 1,095,000 shares of common stock were available for future grant under the Company’s equity incentive plans.

1991 Amended and Restated Stock Option Plan

The Company’s 1991 Amended and Restated Stock Option Plan provides for the granting, at the discretion of the Board of Directors, of options for the purchase of up to 3,360,000 shares of common stock to employees, directors and advisors.

1998 Stock Incentive Plan

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

Amended and Restated 1998 Director Equity Incentive Plan

Under the Amended and Restated 1998 Director Equity Incentive Plan (the “Director Plan”), directors of the Company who are not employees of the Company are eligible to receive nonstatutory options to purchase common stock, restricted stock awards and other common stock-based awards. At December 31, 2006, a total of 350,000 shares of common stock were available for issue under the Director Plan. The Board of Directors administers the Director Plan, including the date on which awards will be issued, the type of award that will be issued and any vesting provisions for stock options and the terms under which restrictions on restricted stock awards will lapse. In certain circumstances, including a change of control (as defined in the Director Plan), the vesting of options and the restrictions applicable to restricted stock awards, will accelerate. No awards may be granted under the Director Plan after April 2015.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows eligible employees the right to purchase shares of common stock at the lower of 95% of the closing price per share of common stock on the first or last day of an offering period. Each offering period is six months. An aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to the Purchase Plan. As of December 31, 2006, 215,745 shares of the Company’s common stock had been issued under the Purchase Plan.

2001 Stock Incentive Plan

The Company’s 2001 Stock Incentive Plan (the “2001 Incentive Plan”) provided for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 4,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors, consultants and advisors. Option exercise prices are determined by the Compensation Committee, but cannot be less than 100% of fair market value for incentive stock options.

Stock Option Activity:

A summary of stock option activity as of December 31, 2006 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding at December 31, 2005	3,949	$14.86
Granted	671	26.78
Exercised	(332)	7.98
Canceled	(128)	25.39

Outstanding at December 31, 2006	4,160	$17.00	6.27	$19,383

Vested or expected to vest at December 31, 2006	4,087	$16.43	6.23	$19,290

Exercisable at December 31, 2006	2,935	$14.59	5.41	$17,968

Cash received from stock option exercises under all stock-based compensation plans for the year ended December 31, 2006 was approximately $2,646,000. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $4,915,000, $28,960,000 and $9,955,000, respectively. The estimated fair value of options that vested during the years ended December 31, 2006, 2005 and 2004 was approximately $6,329,000, $6,055,000 and $5,945,000, respectively.

A summary of nonvested restricted stock as of December 31, 2006 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested at December 31, 2005	24	$21.18
Granted	36	25.64
Vested	13	23.65

Nonvested at December 31, 2006	47	$23.95

As of December 31, 2006, total compensation cost related to non-vested restricted stock not yet recognized was $1,085,000, which is expected to be recognized in the statement of operations over a weighted-average period

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

of 16 months. The fair value of shares that vested for the year ended December 31, 2006 was approximately $339,000 and was approximately $166,000 for the year ended December 31, 2005.

Grant-date fair value:

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the years ended December 31, 2006, 2005 and 2004, the Company calculated the grant-date fair value using the following weighted average assumptions:

	December 31,	December 31,	December 31,
	2006	2005	2004

Options granted	671,385	917,700	1,040,750
Weighted average exercise price	$26.78	$23.64	$15.71
Weighted average grant date fair value	$11.72	$11.12	$7.90
Assumptions:
Risk-free interest rate	4.71%	3.77%	3.23%
Expected term	5 years	5 years	5 years
Expected volatility	43%	51%	51%
Expected dividend yield	—	—	—

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

Expected volatility:  In estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the year ended December 31, 2006. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.

Expected dividend yield:  this assumption is not applicable in the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.

The Company utilized an independent third party with expertise in valuation methodologies to validate these assumptions.

Expense:

The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the year

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

ended December 31, 2006, the Company applied a forfeiture rate of approximately 6%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. As a result of the adoption of SFAS No. 123R, the Company’s results for the year ended December 31, 2006 include stock-based compensation expense of approximately $6,687,000 which is included in the consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ compensation cost.

As of December 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $13,008,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 15 months.

For the year ended December 31, 2006, the Company recorded stock-based compensation expense for non-employees of approximately $36,000. The Company also granted 800 stock options to a consultant which resulted in approximately $10,000 of stock-based compensation expense and awarded 1,200 shares of common stock to a consultant which resulted in approximately $26,000 of stock-based compensation expense.

For the year ended December 31, 2005, the Company recorded stock-based compensation expense for non-employees of approximately $263,000 and stock based compensation expense for employees of approximately $11,000. The non-employee stock based compensation expense related to a grant of 12,000 stock options to three consultants and 1,300 shares of stock awards to two consultants. The employee stock-based compensation expense related to 350 shares of stock awards.

For the year ended December 31, 2004, the Company recorded stock-based compensation expense for non-employees of approximately $66,000, which related to a grant of 6,500 stock options to two consultants.

(11)  Distribution and Licensing Agreements

The Company has entered into various distribution, licensing and royalty agreements relating to its products with distributors and original equipment manufacturers covering both the domestic and international markets. These agreements have original terms ranging from two to ten years. In connection with these agreements, approximately $3,934,000 and $4,867,000 of payments received were classified as deferred revenue as of December 31, 2006 and 2005, respectively. The deferred revenue includes prepaid license and royalty fees. The deferred revenue is recognized either at shipment or delivery in accordance with the agreed upon contract terms and as license and royalty fees are earned. License and royalty fees are related to future technological developments and will be recognized upon shipment or delivery of units incorporating the technology in accordance with the agreed upon contract terms. For the years ended December 31, 2006 and 2005, the Company had approximately $134,000 and $202,000, respectively, in deferred revenue related to revenue arrangements, which had been deferred until the revenue recognition criteria in SAB No. 104 and other authoritative accounting literature have been met.

(12)  401(k) Savings Plan

The Company has a 401(k) savings plan (“the Plan”), in which substantially all domestic employees can participate. Employer contributions are at the discretion of the Board of Directors and vest ratably over five years. During 2005, the Company made the election to begin employer contributions to the Plan. The Company contributed approximately $644,000 to the Plan in 2006.

(13)  Commitments and Contingencies

Leases

In February 2006, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 136,500 square feet of research and development, sales and marketing, production and general and

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

administrative space in Norwood, Massachusetts. As of December 31, 2006, the Company had moved the majority of its principal operations to this new facility. The lease expires in December 2016, and the Company has been granted the option to extend the term for three additional five-year periods. In connection with this lease, the Company provided a security deposit in the amount of $930,000 to the lessor in accordance with the terms of the lease agreement. This lease is a classified as an operating lease. The lease contains a rent escalation clause that requires additional rental amounts in the later years of the term. Rent expense is being recognized on a straight-line basis over the minimum lease term.

The lease for the Newton facility expired in December 2006 and in February 2007 the Company entered into an amendment with the Landlord to extend the lease through March 14, 2007 for the lease of approximately 15,000 square feet of manufacturing space.

Effective February 1, 2004 the Company entered into an operating lease for the Company’s international organization for approximately 2,765 square feet of office space in De Meern, The Netherlands. This lease expires in October 2008. Rent expense was approximately $1,282,000, $1,011,000 and $998,000 in 2006, 2005 and 2004, respectively.

Future gross minimum lease commitments for all non-cancelable operating leases as of December 31, 2006 are as follows:

Year Ending December 31,

2007	$1,716
2008	1,751
2009	1,853
2010	1,816
2011	1,838
Thereafter	10,443

Total minimum lease payments	$19,417

(14)  Other Related Party Transactions

Through May 2002, the Company loaned, on a full recourse basis, an aggregate of $1,491,000 to certain officers, employees and a consultant of the Company. All loans were evidenced by promissory notes bearing interest with rates ranging from 5.00% to 8.00% per annum. The loans were payable over periods ranging from one to five years and in each case secured by certain assets of the borrower, including shares of the Company’s common stock owned by the borrower. At December 31, 2006, there was no outstanding balance on any of these loans, and as of December 31, 2005, the outstanding balance was $25,000, which was included in other current assets in the accompanying consolidated balance sheet.

Refer to Note 19 for a description of the Company’s agreements with Boston Scientific Corporation, which are also related party transactions.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(15)  Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005

Payroll and payroll-related	$4,585	$7,672
Professional services	427	346
Warranty	220	159
Accrued research and development expenses	496	500
Accrued sales and marketing expenses	545	190
Accrued general and administrative expenses	441	179
Deferred rent expense	—	75
Taxes payable	699	717
Unvouchered invoices	1,015	358

Total accrued liabilities	$8,428	$10,196

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

Revenue by geographic destination and as a percentage of total revenue is as follows:

	Year Ended December 31,
	2006	2005	2004

Geographic Area by Destination
Domestic	$70,729	$58,430	$43,638
International	20,605	18,565	11,926

Total	$91,334	$76,995	$55,564

	Year Ended December 31,
	2006	2005	2004

Geographic Area by Destination
Domestic	77%	76%	79%
International	23	24	21

Total	100%	100%	100%

The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2006, 2005 and 2004.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

The Company’s long-lived assets included the following:

	Year Ended December 31,
	2006	2005	2004

Property, plant and equipment
Domestic	$7,664	$3,641	$2,546
International	134	86	116

Total	$7,798	$3,727	$2,662

(17)  Valuation and Qualifying Accounts

The following tables set forth activity in the Company’s valuation and qualifying accounts:

		Additions
	Balance at	Charges (Credits)	Charges		Balance at
	Beginning	to Expenses and	(Credits)		End of
	of Period	Costs of Revenue	to Revenue	Deductions	Period

Allowance for Doubtful Accounts
Year Ended —
December 31, 2004	$150	$(39)	$—	$70	$41
December 31, 2005	$41	$131	$—	$56	$116
December 31, 2006	$116	$141	$—	$39	$218
Reserve for Excess or Obsolete Inventory
Year Ended —
December 31, 2004	$208	$279	$—	$275	$212
December 31, 2005	$212	$42	$—	$132	$122
December 31, 2006	$122	$310	$—	$176	$256
Allowance for Lease Payments
Year Ended —
December 31, 2004	$1,098	$—	$(122)	$(21)	$955
December 31, 2005	$955	$—	$(101)	$(77)	$777
December 31, 2006	$777	$—	$110	$(21)	$866

(18)  Loan Agreements

In May 2006, the Company renewed its revolving line of credit agreement with a commercial bank. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2007 and, subject to annual review by the commercial bank, the line of credit may be extended at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At December 31, 2006, the Company had outstanding standby letters of credit with the commercial bank of approximately $1,000,000. At December 31, 2006, there was no outstanding balance under this revolving line of credit.

The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash in an

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At December 31, 2006, the Company had $1,051,000 classified as restricted cash on the consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased buildings in Newton, Massachusetts and in Norwood, Massachusetts. At December 31, 2006, the Company was in compliance with all covenants contained in the revolving line of credit agreement.

In August 2002, the Company entered into an agreement for a $5,000,000 revolving line of credit with Boston Scientific Corporation in connection with a strategic alliance (see Note 19).

(19)  Strategic Alliance with Boston Scientific Corporation

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

Approximately $3,934,000 of the aggregate purchase price for these shares was recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2006, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to the applicable newly developed technology. On February 5, 2007, the Company amended its 2002 OEM product development agreement with Boston Scientific Corporation. Among other things, this amendment extends from December 31, 2006 to December 31, 2008 Boston Scientific Corporation’s right to exercise its option to distribute certain products developed by the Company for monitoring patients under sedation in a range of medical specialties and also extends from December 31, 2012 to December 31, 2016 the term during which Boston Scientific Corporation may serve as distributor of these products upon exercise of such option. This amendment extended the period over which the deferred revenue will be recognized and accordingly, reduced the strategic alliance revenue that the Company records on an annual basis by approximately $98,000. The Company will recognize approximately $98,000 of revenue on a quarterly basis over the remaining term of the 2002 OEM product development and distribution agreement. Approximately $492,000 was recognized as strategic alliance revenue in the years ended December 31, 2006 and 2005 under the 2002 OEM product development and distribution agreement and approximately $615,000 was recognized under this agreement in the year ended December 31, 2004. The term of the 2002 OEM product development and distribution agreement, as amended, continues until such time that Boston Scientific Corporation is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2016.

2002 Line of Credit Agreement

As part of the 2002 OEM product development and distribution agreement with Boston Scientific Corporation, the Company also entered into an agreement pursuant to which Boston Scientific Corporation is providing the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with Boston Scientific Corporation is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At December 31, 2006, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.

2004 Stock Purchase Agreement

On April 7, 2004, the Company entered into an agreement with Boston Scientific Corporation to issue and sell 500,000 shares of the Company’s common stock to Boston Scientific Corporation pursuant to a stock purchase agreement. The Company completed the sale on June 8, 2004. The purchase price per share was $16.21 and the aggregate proceeds from the transaction were $8,105,000. In connection with this sale of common stock, the Company granted Boston Scientific Corporation the right to require the Company to register these shares for resale under the Securities Act of 1933.

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

In accordance with the 2005 product development and distribution agreement, the Company is required to use at least 80% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs in any disease state in which the development of BIS-Screen Products has been approved by the joint steering committee for the alliance. Additionally, the Company may use up to 20% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs relating to the development of BIS-Screen Products in the Aspect Field or in any disease states in which the development of BIS-Screen Products have not been approved by the steering committee. In addition, Boston Scientific Corporation and the Company will share in any profits from the sale of BIS-Screen Products for a period of twelve years after first product launch. To date, the Company has received two development payments from Boston Scientific Corporation totaling $10,000,000, which have been recorded in deferred revenue with subsequent recognition of revenue for

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

allowable research and development activities. The Company recognized approximately $5,755,000 and $2,950,000 as revenue from the 2005 product development and distribution agreement for the years ended December 31, 2006 and 2005, respectively. Approximately $1,295,000 of the total $10,000,000 of development payments is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2006. The deferred revenue is being recognized on all allowable research and development activities as the services are performed and costs are incurred.

(20)  Shareholder Rights Plan

On November 29, 2004, the Company and Equiserve Trust Company entered into a Rights Agreement (the “Rights Agreement”). In connection with this Rights Agreement, also on November 29, 2004, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on December 10, 2004. Pursuant to the Rights Agreement, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $150.00 per share in cash. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) and will expire upon the close of business on November 29, 2014 unless earlier redeemed or exchanged as defined in the Rights Agreement. In May 2005, the Company amended the Rights Agreement as it relates to BSC to provide that BSC may acquire beneficial ownership of, or commence a tender offer for, just under 29.5% (previously 27.5%) of Aspect’s common stock without triggering the exercise of Rights under the Rights Agreement.

(21)  Stock Repurchase Program

On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of December 31, 2006, the Company repurchased 276,493 shares of common stock for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of December 31, 2006, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.

(22)  Summarized Quarterly Financial Data (Unaudited)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2006 and December 31, 2005:

	For the Quarter Ended
	April 1,	July 1,	September 30,	December 31,
	2006	2006	2006	2006

Revenue	$21,888	$22,631	$22,855	$23,961
Gross profit margin	$16,542	$17,220	$17,538	$17,863
Operating expenses	$15,317	$15,843	$15,765	$16,370
Income tax provision (benefit)	$23	$33	$253	$(28,200)
Net income	$1,937	$2,125	$2,418	$30,610
Net income per share
Basic	$0.09	$0.09	$0.11	$1.37
Diluted	$0.08	$0.09	$0.10	$1.32

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

	For the Quarter Ended
	April 2,	July 2,	October 1,	December 31,
	2005	2005	2005	2005

Revenue	$17,084	$18,741	$19,593	$21,577
Gross profit margin	$12,642	$13,927	$14,716	$16,406
Operating expenses	$11,851	$12,689	$12,554	$13,959
Income tax provision	$24	$27	$24	$15
Net income	$1,130	$1,615	$2,639	$3,091
Net income per share
Basic	$0.05	$0.08	$0.12	$0.14
Diluted	$0.05	$0.07	$0.11	$0.13

EXHIBIT INDEX

Exhibit
No.		Exhibit

3(i)	.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
3(ii)	.1	Amended and Restated By-Laws are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 0-24663).
3.2		Certificate of Designations of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).
4.1		Specimen common stock certificate is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
4.2		See Exhibits 3(i).1 and 3(ii).1 for provisions of the Registrant’s certificate of incorporation and by-laws defining the rights of holders of common stock.
4.3		Rights Agreement, dated as of November 29, 2004, between Aspect Medical Systems, Inc. and EquiServe Trust Company, N.A., which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).
10.1		1998 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.2†	International Distribution Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.3†	International License Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10.4		License Agreement, dated as of October 31, 1995, by and between the Registrant and Siemens Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.5†	Product Agreement, dated May 5, 1999, by and between the Registrant and Drager Medizintechnik GmbH is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.6†	OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.7†	Letter Agreement, dated August 27, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.8†	Distribution and License Agreement, dated as of April 1, 1996, between SpaceLabs Medical, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10.9		Form of Promissory Note made in favor of the Registrant by certain directors and executive officers, together with Form of Pledge Agreement, by and between the Registrant and certain directors and executive officers, together with a schedule of material terms are incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10.10		Fourth Amended and Restated Registration Rights Agreement, dated December 17, 1998, by and among the Registrant and the several purchasers named on the signature pages thereto is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10.11		2001 Stock Incentive Plan is incorporated herein by reference to the Registrant’s Form DEFR 14A as filed with the Commission on April 18, 2001.

Exhibit
No.		Exhibit

10.12		Revolving Credit Facility, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Promissory Note, dated May 16, 2001, by and between the Registrant and Fleet National Bank and Pledge Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File No. 0-24663).
10.13		First Amendment, dated December 21, 2001, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24663).
10.14		Advisory Board Agreement, dated as of January 23, 2002, by and between Stephen E. Coit and the Registrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 0-24663).
10.15		Stock Purchase Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2002 (File No. 0-24663).
10.16		Registration Rights Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 8, 2002 (File No. 0-24663).
10.17		Loan Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation, together with Security Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation and Promissory Note dated as of August 7, 2002, made by the Registrant in favor of Boston Scientific Corporation are incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August, 2002 (File No. 0-24663).
10	.18†	OEM Product Development Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2002 (File No. 0-24663).
10.19		Third Amendment, dated March 21, 2003, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-24663).
10	.20†	OEM Development and Purchase Agreement, dated February 13, 2002, by and between the Registrant and Dixtal Biomedica Ind E Com Ltda. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 0-24663).
10	.21†	OEM Development and Purchase Agreement, dated July 24, 2003, by and between the Registrant and Datascope Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2003 (File No. 0-24663).
10	.22†	Addendum 1, Effective January 1, 2003, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24663).
10	.23†	BISx Development, Purchase and License Agreement dated January 28, 2004, by and between the Registrant and Draeger Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).
10	.24†	Addendum 2, effective January 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).
10.25		Stock Purchase Agreement, dated as of April 7, 2004, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 0-24663) is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

Exhibit
No.		Exhibit

10.26		Fifth Amendment, dated May 14, 2004, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Deposit Pledge Agreement, dated May 14, 2004, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-24663).
10	.27†	Exclusive License Agreement, dated July 1, 2004, by and between the Registrant and The Regents of the University of California is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-24663).
10.28		Sixth Amendment, dated October 8, 2004, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 2, 2004 (File No. 0-24663).
10	.29†	Capital Equipment Supplier Agreement for Level of Consciousness between Novation, LLC and the Registrant dated January 27, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 (File No. 0-24663).
10	.30†	Product Development and Distribution Agreement between Boston Scientific Corporation and the Registrant dated May 23, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 0-24663).
10.31		Amendment No. 1 to OEM Product Development Agreement by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2005.
10.32		Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan is incorporated here in by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K dated March 15, 2005.
10.33		Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2005.
10.34		Form of Restricted Stock Agreement Granted Under 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2005.
10.35		Amendment No. 1 to Rights Agreement by and between the Registrant and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2005.
10.36		Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.
10.37		Nonstatutory Stock Option Agreement Granted Under 1998 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.
10.38		Form of Restricted Stock Agreement Granted Under Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.
10.39		Amendment to 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.
10	.40†	Purchase Agreement by and between the Registrant and General Electric Company is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.
10	.41†	BISx License, Development, and Supply Agreement by and between the Registrant and Spacelabs Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.
10.42		Net Lease by and between the Registrant and CFRI/CQ Norwood Upland, L.L.C. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 9, 2006.
10	.43†	Addendum 3, Effective September 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 2006.

Exhibit
No.	Exhibit

10.44	Second Amendment to Net Lease dated February 3, 2006, by and between the Registrant and CFRI/CQ Norwood Upland, L.L.C. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 2006.
10.45	Form of Restricted Stock Agreement issued under the Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 21, 2006.
10.46	Amendment No. 2 to the OEM Product Development Agreement by and between Aspect Medical Systems, Inc. and Boston Scientific Corporation dated as of February 5, 2007 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2007.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.