Form 10-Q
period 2007-03-31
ASPECT MEDICAL SYSTEMS INC
filed 2007-05-10
CIK 886235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-24663

ASPECT MEDICAL SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2985553
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Upland Road, Norwood, Massachusetts (Address of Principal Executive Offices)	02062 (Zip Code)
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
YES ☐ NO ☑
The Registrant had 22,436,683 shares of Common Stock, $0.01 par value per share, outstanding as of May 1, 2007.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,522	$9,724
Short-term portion of restricted cash	82	140
Short-term investments	44,883	45,253
Accounts receivable, net of allowance of $215 at March 31, 2007 and $218 at December 31, 2006	11,302	12,486
Current portion of investment in sales-type leases	1,528	1,493
Inventory	6,853	6,501
Deferred tax assets	1,844	1,844
Other current assets	2,898	2,157

Total current assets	78,912	79,598
Property and equipment, net	8,571	7,798
Long-term portion of restricted cash	929	911
Long-term investments	8,857	7,442
Long-term investment in sales-type leases	2,993	2,817
Long-term deferred tax assets	26,027	26,398

Total assets	$126,289	$124,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,306	$1,925
Accrued liabilities	8,972	8,428
Deferred revenue	466	1,865

Total current liabilities	10,744	12,218
Long-term portion of deferred revenue	3,491	3,498
Commitments and contingencies Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 22,429,979 and 22,363,564 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	227	226
Treasury Stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	171,104	168,440
Accumulated other comprehensive loss	(5)	(1)
Accumulated deficit	(54,264)	(54,409)

Total stockholders’ equity	112,054	109,248

Total liabilities and stockholders’ equity	$126,289	$124,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Product revenue	$22,435	$20,442
Strategic alliance revenue	1,684	1,446

Total revenue	24,119	21,888

Costs of revenue (1)	6,079	5,346

Gross profit	18,040	16,542

Operating expenses: (1)
Research and development	4,221	3,647
Sales and marketing	10,045	8,733
General and administrative	3,663	2,938

Total operating expenses	17,929	15,318

Income from operations	111	1,224

Other income:
Interest income	982	736

Income before income taxes	1,093	1,960

Provision for income taxes	576	23

Net income	$517	$1,937

Net income per share:
Basic	$0.02	$0.09
Diluted	$0.02	$0.08

Weighted average shares used in computing net income per share:
Basic	22,411	22,335
Diluted	23,027	23,943

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$145	$105
Research and development	524	371
Sales and marketing	808	627
General and administrative	740	537
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net income	$517	$1,937
Adjustments to reconcile net income to net cash provided by (used for) operating activities —
Depreciation and amortization	509	371
Provision for doubtful accounts	15	26
Stock-based compensation expense	2,217	1,640
Changes in assets and liabilities —
Decrease in accounts receivable	1,169	947
Increase in inventory	(352)	(915)
Increase in other current assets	(741)	(827)
(Increase) decrease in investment in sales-type leases	(211)	277
(Decrease) increase in accounts payable	(248)	230
Increase (decrease) in accrued liabilities	149	(3,138)
Decrease in deferred revenue	(1,406)	(1,899)

Net cash provided by (used for) operating activities	1,618	(1,351)

Cash flows from investing activities:
Decrease (increase) in restricted cash	40	(1,018)
Acquisitions of property and equipment	(1,283)	(1,271)
Purchases of marketable securities	(22,598)	(15,567)
Proceeds from sales and maturities of marketable securities	21,550	17,095

Net cash used for investing activities	(2,291)	(761)

Cash flows from financing activities:
Proceeds from issuance of common stock	471	1,244

Net cash provided by financing activities	471	1,244

Net decrease in cash and cash equivalents	(202)	(868)
Cash and cash equivalents, beginning of period	9,724	20,437

Cash and cash equivalents, end of period	$9,522	$19,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Regulation S-X promulgated pursuant to the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.
(2) Summary of Significant Accounting Policies
     A summary of the significant accounting policies used by the Company in the preparation of its financial statements follows:
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Foreign Currency
     The functional currency of the Company’s international subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations and have not been material.
Cash, Cash Equivalents and Marketable Securities
     The Company invests its excess cash in money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various government agencies. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at March 31, 2007 and December 31, 2006. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying condensed consolidated balance sheets.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
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
     The Company recognizes revenue when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.
     The Company follows SFAS No. 13, Accounting For Leases, for its sales-type lease agreements. Under the Company’s sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. In accordance with SFAS No. 13, the minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease agreement, is recorded as the net investment in sales-type leases. The Company recognizes equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period it is acquired by the customer.
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
     As of March 31, 2007, the Company has determined that no sales-type lease agreement, against which an allowance for lease payments has been established, constitutes an impaired asset.
     Under the Company’s EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that includes a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to the Company. Under the EP program, no equipment revenue is recognized as the equipment remains the Company’s property and title does not pass to the customer, and the criteria for sales-type leases under SFAS No. 13 are not met. The BIS monitors utilized in the EP program are depreciated over two years and the depreciation is charged to costs of revenue. BIS Sensor revenue is recognized either at shipment or delivery of the BIS Sensors in accordance with the agreed upon contract terms.
     The Company’s obligations under warranty are limited to repair or replacement of any product that the Company reasonably determines to be covered by the warranty. The Company records an estimate for its total warranty obligation in accordance with SFAS No. 5, Accounting for Contingencies.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the condensed consolidated statements of income, for the three months ended March 31, 2007 and April 1, 2006, and accrued warranty cost, included in accrued liabilities in the condensed consolidated balance sheet at March 31, 2007, was as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Beginning balance	$220	$159
Warranty expense	4	58
Deductions and other	(9)	(23)

Ending balance	$215	$194

Shipping and Handling Costs
     Shipping and handling costs are included in costs of revenue in the condensed consolidated statements of income.
Advertising Costs
     Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the condensed consolidated statements of income.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
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
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. See Note 6 for additional disclosure relating to income taxes and the adoption and application of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
Net Income Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts for the three months ended March 31, 2007 and April 1, 2006, were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and unvested restricted stock, during those periods.
     For the three months ended March 31, 2007 and April 1, 2006, approximately 2,172,000 and 253,000, respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.
     Basic and diluted net income per share amounts for the three months ended March 31, 2007 and April 1, 2006 were determined as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Basic:
Net income	$517	$1,937

Weighted average shares outstanding	22,411	22,335

Basic net income per share	$0.02	$0.09

Diluted:
Net income	$517	$1,937

Weighted average shares outstanding	22,411	22,335
Effect of dilutive stock options and restricted stock	616	1,608

Weighted average shares assuming dilution	23,027	23,943

Diluted net income per share	$0.02	$0.08

Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income, the only other element of comprehensive income impacting the Company is the unrealized gains (losses) on its marketable securities for all periods presented.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Bulleting, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.
     Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2007 and April 1, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS No. 123R.
Stock Option Activity:
     A summary of stock option activity as of March 31, 2007 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2006	4,160	$17.00
Granted	393	16.15
Exercised	(66)	7.11
Canceled	(38)	18.64

Outstanding at March 31, 2007	4,449	$17.06	6.42	$11,167

Vested or expected to vest at March 31, 2007	4,378	$16.99	6.38	$11,156

Exercisable at March 31, 2007	3,001	$15.03	5.33	$10,940

     Cash received from stock option exercises under all stock-based compensation plans for the three months ended March 31, 2007 and April 1, 2006 was approximately $472,000 and $1,244,000, respectively. The intrinsic value of options exercised during the three months ended March 31, 2007 and April 1, 2006 was approximately $681,000 and $2,093,000, respectively. The estimated fair value of options that vested during the three months ended March 31, 2007 and April 1, 2006 was approximately $1,783,000 and $1,570,000, respectively.
     A summary of unvested restricted stock activity as of March 31, 2007 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Unvested at December 31, 2006	47	$23.95
Granted	312	16.15
Vested	(25)	17.46

Unvested at March 31, 2007	334	$17.12

     As of March 31, 2007, total compensation cost related to unvested restricted stock not yet recognized was $5,692,000, which is expected to be recognized in the statement of operations over a weighted-average period of 41 months. The fair value of shares that vested for the three months ended March 31, 2007 was approximately $432,000.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
     Grant-date fair value:
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the three months ended March 31, 2007 and April 1, 2006, the Company calculated the grant-date fair value using the following assumptions:

	Three Months Ended
	March 30,	April 1,
	2007	2006
Options granted	393,400	503,560
Weighted average exercise price	$16.15	$29.25
Weighted average grant date fair value	$7.62	$12.58

Assumptions:
Risk-free interest rate	4.53%	4.66%
Expected term	5.2 years	5 years
Expected volatility	46%	41%
Expected dividend yield	—	—
     Risk-free interest rate: the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
     Expected term: the expected term of an employee option is the period of time for which the option is expected to be outstanding. The Company uses a Monte Carlo simulation model to estimate the expected term assumption in connection with determining the grant date valuation as it believes that this information is currently the best estimate of the expected term of a new option.
     Expected volatility: In estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the three months ended March 31, 2007. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Expected dividend yield: this assumption is not applicable in the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.
     The Company utilized an independent third party with expertise in valuation methodologies to validate these assumptions.
     Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three months ended March 31, 2007, the Company applied a forfeiture rate of approximately 5.0%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. The

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
Company’s results for the three months ended March 31, 2007 and April 1, 2006 include stock-based compensation expense of approximately $2,217,000 and $1,640,000, respectively, which is included in the condensed consolidated statements of income within the applicable operating expense where the Company reports the option holders’ and restricted stock holders’ compensation cost.
     As of March 31, 2007, total compensation cost related to unvested stock options not yet recognized was $14,852,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 15 months.
     For the three months ended March 31, 2007, the Company recorded stock-based compensation expense for non-employees of approximately $6,000 resulting from the grant of stock options to purchase 800 shares of common stock to a consultant.
     For the three months ended April 1, 2006, the Company recorded stock-based compensation expense for non-employees of approximately $18,000. The Company granted options to purchase 800 shares of common stock to a consultant which resulted in approximately $10,000 of stock-based compensation expense and awarded 300 shares of common stock to a consultant which resulted in approximately $8,000 of stock-based compensation expense.
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
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its results of options, financial position or cash flow.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
(3) Comprehensive Income
     The Company’s total comprehensive income is as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net income	$517	$1,937
Other comprehensive income:
Unrealized (loss) gain on marketable securities	(4)	11

Comprehensive income	$513	$1,948

(4) Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	March 31,	December 31,
	2007	2006
Total minimum lease payments receivable	$6,277	$6,148
Less:
Unearned interest income	989	972
Allowance for lease payments	767	866

Net investment in sales-type leases	4,521	4,310
Less — current portion	1,528	1,493

	$2,993	$2,817

(5) Inventory
     Inventory consists of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$3,554	$3,607
Work-in-progress	46	156
Finished goods	3,253	2,738

	$6,853	$6,501

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
(6)      Income Taxes
     The Company is subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three-month period ended March 31, 2007, the Company recorded a tax provision of $576,000 on income before tax of $1,093,000 resulting in an effective income tax rate of 53%. For the three months ended March 31, 2007, the difference between the effective tax rate of 53% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS 123R. For the three-month period ended April 1, 2006, the Company did not record a provision for income taxes and continued to maintain a full valuation allowance on its tax benefits.
     Through the third quarter of 2006, the Company maintained a full valuation allowance on its deferred tax assets. Upon achieving three-years of cumulative profitability, the Company began to weigh the positive and negative evidence included in SFAS 109 “Accounting For Income Taxes,” on a quarterly basis to determine if it believed that it was more likely than not that some or all of its deferred tax assets would be realized. In connection with this analysis, the Company reviewed its cumulative history of earnings before taxes over a three-year period and its projections of future taxable income. As of December 31, 2006, after finalizing the 2007 forecast, the Company concluded that the projections support taxable income for the foreseeable future, and therefore, the Company reversed $28,200,000 of its valuation allowance. The projections of future taxable income include significant judgment and estimation. If the Company is not able to achieve sufficient taxable income in future periods, it might need to record additional valuation allowances on its deferred tax assets in future periods that could be material to the Company’s consolidated financial statements.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a charge of approximately $371,000 to the January 1, 2007 retained earnings balance. As of January 1, 2007, the Company had gross unrecognized tax benefits of $726,000. Of this total, $626,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, the Company had not accrued interest expense related to these unrecognized tax benefits. When appropriate the Company will recognize interest accrued and penalties if incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the first quarter of 2007.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1992.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
     Revenue by geographic region and as a percentage of total revenue by geographic region is as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Geographic Area by Region
Domestic	$18,374	$16,817
International	5,745	5,071

Total	$24,119	$21,888

	Three Months Ended
	March 31,	April 1,
	2007	2006
Geographic Area by Region
Domestic	76%	77%
International	24	23

Total	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2007 and April 1, 2006.
(8)      Commitments and Contingencies
Leases
     In February 2006, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 136,500 square feet of research and development, sales and marketing, production and general and administrative space in Norwood, Massachusetts. As of March 31, 2007, the Company had moved all of its operations to this new facility. The lease expires in December 2016, and the Company has been granted the option to extend the term for three additional five-year periods. In connection with this lease, the Company provided a security deposit in the amount of approximately $911,000 to the lessor in accordance with the terms of the lease agreement. This lease is classified as an operating lease. The lease contains a rent escalation clause that requires additional rental amounts in the later years of the term. Rent expense is being recognized on a straight-line basis over the minimum lease term.
(9)      Loan Agreements
     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit which expires in May 2007, and is currently being renegotiated. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At March 31, 2007, the Company had outstanding standby letters of credit with the commercial bank of approximately $991,000. At March 31, 2007, there was no outstanding balance under this revolving line of credit.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying condensed consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At March 31, 2007, the Company had $1,011,000 classified as restricted cash on the consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Norwood, Massachusetts and its old Newton facility. At March 31, 2007, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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
     Approximately $3,835,000 of the aggregate purchase price for these shares was recorded as deferred revenue in the accompanying consolidated balance sheet at March 31, 2007, which represents the unamortized portion of the purchase price in excess of the closing price of the Company’s common stock on August 7, 2002. The deferred revenue is being recognized ratably over the term of the 2002 OEM product development and distribution agreement, which represents the Company’s best estimate of its period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to the applicable newly developed technology. On February 5, 2007, the Company amended its 2002 OEM product development agreement with Boston Scientific Corporation. Among other things, this amendment extends from December 31, 2006 to December 31, 2008 Boston Scientific Corporation’s right to exercise its option to distribute certain products developed by the Company for monitoring patients under sedation in a range of medical specialties and also extends from December 31, 2012 to December 31, 2016 the term during which Boston Scientific Corporation may serve as distributor of these products upon exercise of such option. This amendment extended the period over which the deferred revenue will be recognized and accordingly, reduced the strategic alliance revenue that the Company records on an annual basis by approximately $98,000. The Company will recognize approximately $98,000 of revenue on a quarterly basis over the remaining term of the 2002 OEM product development and distribution agreement. Approximately $98,000 and $123,000 was recognized as strategic alliance revenue in the three months ended March 31, 2007 and April 1, 2006, respectively, under the 2002 OEM product development and distribution agreement. The term of the 2002 OEM product development and distribution agreement, as amended, continues until such time that Boston Scientific Corporation is no longer distributing the Company’s products, but in no event will extend beyond December 31, 2016.
     2002 Line of Credit Agreement
     As part of the 2002 OEM product development and distribution agreement with Boston Scientific Corporation, the Company also entered into an agreement pursuant to which Boston Scientific Corporation is providing the Company a $5,000,000 revolving line of credit, which expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. The Company’s revolving line of credit with Boston Scientific Corporation is secured by the Company’s inventory and certain of the Company’s accounts receivable and contains certain restrictive covenants covering the collateral. At March 31, 2007, there was no outstanding balance under this revolving line of credit, and the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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
     In accordance with the 2005 product development and distribution agreement, the Company is required to use at least 80% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs in any disease state in which the development of BIS-Screen Products has been approved by the joint steering committee for the alliance. Additionally, the Company may use up to 20% of the Boston Scientific Corporation development payments to fund its fully-burdened product development costs relating to the development of BIS-Screen Products in the Aspect Field or in any disease states in which the development of BIS-Screen Products have not been approved by the steering committee. In addition, Boston Scientific Corporation and the Company will share in any profits from the sale of BIS-Screen Products for a period of twelve years after first product launch. To date, the Company has received two development payments from Boston Scientific Corporation totaling $10,000,000, which have been recorded in deferred revenue with subsequent recognition of revenue for allowable research and development activities. The Company recognized approximately $1,580,000 and $1,323,000 as revenue from the 2005 product development and distribution agreement for the three months ended March 31, 2007 and April 1, 2006, respectively. The deferred revenue is being recognized on all allowable research and development activities as the services are performed and costs are incurred.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousand, except per share amounts)
(unaudited)
(11)      Stock Repurchase Program
          On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of March 31, 2007, the Company repurchased 276,493 shares of common stock for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of March 31, 2007, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.

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
     The following chart summarizes our principal product offerings:

	Initial
	Commercial	Date of Clearance of
Product	Shipment	510 (k) Notification	Description
EQUIPMENT

BIS VIEW	Pending	Pending	Basic-featured standalone monitor which has few optional user configurations compared with the BIS VISTA monitor.

BIS VISTA	2006	September 2005	Monitor that offers an enhanced display and user interface as well as greater processing capability compared to our other monitors.

BISx system	2004	February 2004	BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers.

BIS XP System	2001	June 2001	BIS system offering enhanced performance capabilities and expanded benefits as compared to the previous version of the BIS system, designed to enable more precise measurement of brain activity to assess the level of consciousness.

BIS Module Kit — 4 Channel Support	2001	October 2000	Same as standard BIS Module Kit plus 4 channel EEG monitoring capability.

A-2000 BIS Monitor	1998	February 1998	Compact, lightweight, portable third-generation BIS monitor.

BIS Module Kit	1998	October 2000	Components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers.

SENORS

Semi-Reusable (SRS) Sensor	2005	February 2005	Semi-reusable version of a BIS Sensor that uses the same algorithm and hardware as our disposable sensors. Currently available only in markets outside the United States, excluding Japan.

BIS Extend Sensor	2002	October 2000	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that was specially designed for patients who are typically monitored for extended periods.

	Initial
	Commercial	Date of Clearance of
Product	Shipment	510 (k) Notification	Description
BIS Pediatric Sensor	2001	October 2000	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is smaller and easier to apply to children.

BIS Quatro Sensor	2001	October 2000	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is designed to offer enhanced performance in deep anesthetic states and enhanced resistance to interference from noise sources.

BIS Sensor Plus	2001	January 2000	Second-generation disposable sensor for use with our BIS Monitors and BIS Module Kit.

BIS Standard Sensor	1997	October 1996	Disposable sensor for use with our BIS Monitors and BIS Module Kit
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

	Three Months Ended
	March 31,	April 1,
	2007	2006
Domestic revenue	$18,374	$16,817
Percentage of total revenue	76%	77%

International revenue	$5,745	$5,071
Percentage of total revenue	24%	23%

Total revenue	$24,119	$21,888

BIS Sensor revenue	$17,554	$15,585
Percentage of total revenue	73%	71%

Equipment revenue	$4,881	$4,857
Percentage of total revenue	20%	22%

Strategic alliance revenue	$1,684	$1,446
Percentage of total revenue	7%	7%

Total revenue	$24,119	$21,888
     At March 31, 2007, we had cash, cash equivalents, restricted cash and investments of approximately $64.3 million and working capital of approximately $68.2 million.
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

     In order to sustain profitability, we believe that we need to continue to maintain our gross profit margin and control the growth of our operating expenses. To maintain our gross profit margin we believe we must continue to focus on maintaining the average unit sales prices of our BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross profit margin than Equipment, and continuing to reduce the costs of manufacturing our products.
     For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period it is acquired. Revenue from sales-type leases accounted for approximately 3% and 1% of total product revenue in the three months ended March 31, 2007 and April 1, 2006, respectively.
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
     We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers) and, most recently in 2005, our BIS XP system. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 14% of international revenue in both the three months ended March 31, 2007 and April 1, 2006.
     During the first quarter of 2006, we adopted Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standard, or SFAS, 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. In accordance with the modified prospective transition method, our results of operations and financial position for periods prior to our adoption of SFAS No. 123R have not been restated to reflect the impact of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the three months ended March 31, 2007 and April 1, 2006, we recognized approximately $2.2 million and $1.6 million, respectively, of stock-based compensation expense in our condensed consolidated statements of income. See Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results through the second quarter of 2007 and beyond. These factors include the impact of the shift in our placements from BIS monitors to original equipment manufacturer products, which may lead to a reduction in gross margin on Equipment, the continued challenges of the worldwide economy and the risk that we may not realize expected benefits of industry pronouncements on anesthesia awareness, including the

Sentinel Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations, the Practice Advisory on Interoperative Awareness, which was approved by the American Society of Anesthesiologists House of Delegates in October 2005 and the position statement regarding unintended awareness issued by the American Association of Nurse Anesthetists, or AANA. In addition, in Japan, Nihon Kohden received approval of the BIS XP system in 2005 and we may not recognize the potential benefits of this approval for some time, if at all.
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
 Revenue Recognition
     We sell our BIS monitors primarily through a combination of a direct sales force, distributors and marketing partners. Our original equipment manufacturer products are sold to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.
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
     We follow SFAS No. 13, Accounting For Leases, in connection with our sales-type lease agreements. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease, is recorded as the net investment in sales-type leases. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period it is acquired. We review and assess the net realizability of our investment in sales-type leases at each reporting period. This review includes determining, on a customer specific basis, if a customer is significantly underperforming relative to the customer’s cumulative level of committed BIS

Sensor purchases as required by the sales-type lease agreement. If a customer is underperforming, we record an allowance for lease payments as a charge to revenue to reflect the lower estimate of the net realizable investment in sales-type lease balance. Changes in the extent of underperformance in the agreements could increase or decrease the amount of revenue recorded in future periods.
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
 Stock-Based Compensation
     SFAS No. 123R, which we adopted in the first quarter of fiscal 2006, requires that stock-based compensation expense associated with equity instruments be recognized in the condensed consolidated statement of operations, rather than being disclosed in a pro forma footnote to the condensed consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair value using the Black-Scholes valuation model. The use of valuation models requires us to make estimates with respect to the following assumptions:
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
Expected volatility: in estimating expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility for the three months ended March 31, 2007. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     We utilized an independent third party with expertise in valuation methodologies to validate the assumptions described above.
     Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 5.0% in our calculation at March 31, 2007. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
     As of March 31, 2007, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $14.9 million and $5.7 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 15 months and 41 months, respectively.

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
 Income Taxes
     Through the third quarter of 2006, we maintained a full valuation allowance on our deferred tax assets. Upon achieving three-year cumulative profitability, we began to weigh the positive and negative evidence included in SFAS No. 109 “Accounting For Income Taxes,” on a quarterly basis to determine if we believed that it was more likely than not that some or all of our deferred tax assets would be realized. In connection with this analysis, we reviewed our cumulative history of earnings before taxes over a three-year period and our projections of future taxable income. As of December 31, 2006, after finalizing our 2007 forecast, we concluded that our projections support future taxable income for the foreseeable future, and therefore, we reversed $28.2 million of our valuation allowance. Our projections of future taxable income include significant judgment and estimation. If we are not able to achieve sufficient taxable income in future periods, we might need to record additional valuation allowances on our deferred tax assets in future periods that could be material to our consolidated financial statements.

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

	Three Months Ended
	March 31,	April 1,
	2007	2006
Revenue	100%	100%
Costs of revenue	25	24

Gross profit	75	76

Operating expenses:
Research and development	18	17
Sales and marketing	42	40
General and administrative	15	13

Total operating expenses	75	70

Income from operations	—	6
Interest income, net	4	3

Income before income taxes	4	9
Provision for income taxes	2	—

Net income	2%	9%

Three Months Ended March 31, 2007 Compared with the Three Months Ended April 1, 2006

	Three Months Ended
			Percentage
	March 31,	April 1,	Increase
	2007	2006	(Decrease)
	(in thousands, except
	unit amounts)
Revenue — Worldwide
BIS Sensor	$17,554	$15,585	13%

BIS monitor	2,895	2,648	9%
Original equipment manufacturer products	1,117	1,598	(30)%
Other equipment and accessories	869	611	42%

Total Equipment	4,881	4,857	1%

Total product revenue	22,435	20,442	10%
Strategic alliance	1,684	1,446	16%

Total revenue	$24,119	$21,888	10%

Unit Analysis — Worldwide
BIS Sensors	1,237,000	1,087,000	14%
BIS monitors	958	852	12%
Original equipment manufacturer
BIS products	1,474	1,500	(2)%
Installed base	41,515	34,208	21%
     Revenue. Revenue from the sale of BIS Sensors increased approximately 13% in the three months ended March 31, 2007 compared with the three months ended April 1, 2006. The increase in revenue from the sale of BIS Sensors during this period was primarily attributable to an increase of approximately 14% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors and original equipment manufacturer products. During this period, domestic sensor units sold increased approximately 8% from approximately 789,000 BIS Sensors sold during the first quarter of 2006 to approximately 851,000 BIS Sensors sold during the first quarter of 2007, while international sensor units sold increased approximately 30%, from 298,000 BIS Sensors sold during the first quarter of 2006 to 386,000 BIS Sensors sold during the first quarter of 2007. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 21% to 41,515 units at March 31, 2007 compared with 34,208 units at April 1, 2006.
     During the three months ended March 31, 2007 compared with the three months ended April 1, 2006, total Equipment revenue increased approximately 1%. The slight increase in Equipment revenue during this period was primarily driven by an approximate increase of 42% in other equipment revenue, offset by a decrease in original equipment manufacturer product revenue of approximately 30%. The decrease in original equipment manufacturer product revenue was a result of a decrease in the average selling price of approximately 29% and a decrease of approximately 2% in the number of products shipped to our original equipment manufacturers. In the first quarter of 2006, we shipped 1,500 original equipment manufacturer products as compared with 1,474 original equipment manufacturer products shipped in the first quarter of 2007. The majority of the decrease related to international revenue which was attributable to a decrease of approximately 18% in original equipment manufacturer products shipped, from 1,313 products shipped in the three months ended April 1, 2006 compared with 1,073 original equipment manufacturer products shipped in the three months ended March 31, 2007.
     In the three months ended March 31, 2007, we recorded strategic alliance revenue of approximately $1.7 million compared with strategic alliance revenue of approximately $1.4 million in the three months ended April 1, 2006. The strategic alliance revenue is primarily attributable to the revenue we recognize from our agreements with Boston Scientific Corporation. For the three months ended March 31, 2007, approximately $1.6 million, or 94% of the total strategic alliance revenue recognized relates to the 2005 product development and distribution agreement with Boston Scientific Corporation compared with approximately $1.3 million, or 92% of the total strategic alliance revenue in the three months ended April 1, 2006. In the three months ended March 31, 2007 revenue of approximately $98,000 relates to the 2002 OEM product development and distribution agreement with Boston Scientific Corporation compared with revenue of approximately $123,000 in the three months ended April 1, 2006. We recognize the deferred revenue recorded from this agreement ratably over the term of the 2002 OEM product development and distribution agreement, which represents our best estimate of the period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to certain newly developed technology. On a quarterly basis, we will continue to recognize strategic alliance revenue of approximately $98,000 related to the 2002 OEM product development and distribution agreement, and we expect to recognize strategic alliance revenue related to the 2005 product development and distribution agreement as we incur research and development expenses that are allowable under that agreement.
     Our gross profit margin was approximately 74.8% of revenue in the first quarter of 2007 compared with a gross profit margin of approximately 75.6% of revenue in the first quarter of 2006. The decrease in the gross profit margin in the first quarter of 2007 compared with the same quarter in the prior year is primarily the result of an increase in manufacturing overhead related to our new facility and the addition of a new sensor manufacturing line.

Expense Overview

	Three Months Ended
			Percentage
	March 31,	April 1,	Increase
	2007	2006	(Decrease)
	(in thousands)
Expenses
Research and development	$4,221	$3,647	16%
Sales and marketing	$10,045	$8,733	15%
General and administrative	$3,663	$2,938	25%
     Research and Development. The increase in research and development expenses in the three months ended March 31, 2007 compared with the three months ended April 1, 2006 was primarily attributable to an increase in compensation and benefits to research and development personnel of approximately $522,000 and an increase in clinical study expenses of approximately $131,000, offset by a decrease in consulting expenses of approximately $73,000. Of the $522,000 increase in compensation and benefits, approximately $249,000 relates to an increase in salaries and wages primarily as a result of annual salary increases which became effective in January 2007 and additional headcount and approximately $163,000 relates to an increase in stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R, which requires the recognition of stock-based compensation expense in the financial statements for all share-based awards. The increase in clinical study expenses relates primarily to our research and development efforts in the neuroscience area, particularly related to the continuation of the BRITE trial. The BRITE Major Depression trial (Biomarkers for Rapid Identification of Treatment Efficacy in Major Depression) is a study to determine the accuracy of using our brain assessment technology that analyzes electrical activity in the brain to predict the effectiveness of antidepressant medications. We expect research and development expenses in the second quarter of 2007 to be comparable to the level of research and development expenses in the first quarter of 2007.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended March 31, 2007 compared with the three months ended April 1, 2006 was primarily attributable to an increase of approximately $607,000 in compensation and benefits to domestic sales and marketing personnel and an increase of approximately $762,000 in the operating expenses associated with our international subsidiaries. Of the $607,000 increase in compensation and benefits for domestic personnel, approximately $225,000 relates to an increase in salaries and wages primarily as a result of annual salary increases and additional headcount, approximately $131,000 relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R and approximately $115,000 relates to an increase in commissions expense. The $762,000 increase in operating expenses for our international subsidiaries relates primarily to an increase in compensation and benefits for international personnel of approximately $435,000, of which approximately $202,000 relates to an increase in commission expense and approximately $145,000 relates to an increase in salaries and an increase in travel and entertainment expenses of approximately $112,000. We expect sales and marketing expenses in the second quarter of 2007 to be comparable to the level of sales and marketing expenses in the first quarter of 2007.
     General and Administrative. The increase in general and administrative expenses in the three months ended March 31, 2007 compared with the three months ended April 1, 2006 was primarily attributable to an increase in compensation and benefits to general and administrative personnel of approximately $451,000, an increase of approximately $240,000 in building rent expense and utilities related to our new facility and an increase of approximately $111,000 in professional services, including legal services and accounting and tax related services. The $451,000 increase in compensation and benefits was primarily the result of approximately $210,000 of stock-based compensation expense recorded as a result of the adoption of SFAS No. 123R and an increase in salaries and wages of approximately $120,000 primarily as a result of annual salary increases. We expect general and administrative expenses in the second quarter of 2007 will be comparable to the level of general and administrative expenses in the first quarter of 2007.
     Interest Income. Interest income increased to approximately $982,000 in the three months ended March 31, 2007 from approximately $736,000 in the three months ended April 1, 2006, an increase of approximately 33%. The increase in interest income in the three months ended March 31, 2007 compared with the three months ended April 1, 2006 was primarily attributable to a higher cash and investment balance and an increase in interest rates. We expect interest income in the second quarter of 2007 to be comparable to interest income in the first quarter of 2007.

     Income Taxes. We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three-month period ended March 31, 2007, we recorded a tax provision of $576,000 on income before tax of $1,093,000 resulting in an effective income tax rate of 53%. For the three months ended March 31, 2007, the difference between our effective tax rate of 53% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R. For the three-month period ended April 1, 2006, we did not record a provision for income taxes and continued to maintain a full valuation allowance on our tax benefits.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through March 31, 2007, we raised approximately $85.7 million from private equity financings, including the proceeds from the sale of our common stock to Boston Scientific Corporation, received approximately $3.4 million in equipment financing and received approximately $5.1 million of financing related to our investment in sales-type leases. In February 2000, we completed our initial public offering of an aggregate of 4,025,000 shares of common stock and received net proceeds of approximately $54.6 million. In May 2005, we received the first $5.0 million installment payment under the 2005 product development and distribution agreement that we entered into with Boston Scientific Corporation, and we received the second $5.0 million installment payment in May 2006.
     In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which expires in May 2007 and is currently being renegotiated. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At March 31, 2007, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At March 31, 2007, the interest rate on the line of credit was 8.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facilities in the amount of approximately $991,000 which is shown on our consolidated balance sheet as restricted cash.
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
     In connection with our 2002 strategic alliance with Boston Scientific Corporation, we also entered into an agreement with Boston Scientific Corporation for a revolving line of credit under which we are entitled to borrow up to $5.0 million. The revolving line of credit expires in August 2007 and may be extended at the discretion of Boston Scientific Corporation. Interest on any borrowings under this revolving line of credit is at a rate equal to the LIBOR rate at which Boston Scientific Corporation, under its own revolving credit facility, is entitled to borrow funds, plus any additional amounts payable thereon by Boston Scientific Corporation under such revolving credit facility, plus eighty basis points. Our revolving line of credit with Boston Scientific Corporation is secured by our inventory and certain of our accounts receivable and contains certain restrictive covenants covering the collateral. At March 31, 2007, there was no outstanding balance under this revolving line of credit and we were in compliance with all covenants contained in the revolving line of credit agreement.
     In June 2004, we sold an additional 500,000 shares of our common stock at a purchase price of $16.21 per share to Boston Scientific Corporation. Gross cash proceeds from this sale of common stock were approximately $8.1 million.
     In May 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation pursuant to which we are entitled to receive a total of $25.0 million from Boston Scientific Corporation in five annual installments of $5.0 million per year beginning in May 2005. The funds must be used to support the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders. On May 31, 2005, we received the first $5.0 million development payment from Boston Scientific Corporation, and on May 31, 2006, we received the second $5.0 million development payment.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of March 31, 2007, we had repurchased 276,493 shares of our common stock for approximately $5.0 million.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at March 31, 2007 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving lines of credit will be sufficient to finance our planned operations and capital expenditures for at least the next twelve months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products.
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
     Working capital at March 31, 2007 was approximately $68.2 million compared with approximately $67.4 million at December 31, 2006.
     Cash provided by operations. We received approximately $1.6 million of cash from operations in the three months ended March 31, 2007 compared with cash used for operations of approximately $1.4 million in the three months ended April 1, 2006. The cash received in the three months ended March 31, 2007 was primarily attributable to our net income, $2.2 million of non-cash stock-based compensation expense and a decrease of approximately $1.2 million in accounts receivable. These were offset by a decrease in deferred revenue of approximately $1.4 million primarily related to the 2005 product development and distribution agreement with Boston Scientific Corporation.
     Cash used for investing activities. We used approximately $2.2 million of cash in investing activities in the three months ended March 31, 2007 compared with the use of cash of approximately $761,000 in the three months ended April 1, 2006. The cash used in the three months ended March 31, 2007 was primarily the result of net purchases of marketable securities of approximately $1.0 million and approximately $1.3 million in capital expenditures primarily due to spending related to our new facility and the purchase of components for our new automated sensor manufacturing lines. We anticipate the level of capital expenditures in the second quarter of 2007 will decrease compared with the level of capital expenditures in the first quarter of 2007.
     Cash provided by financing activities. We received approximately $471,000 of cash from financing activities in the three months ended March 31, 2007 compared with receiving approximately $1.2 million in the three months ended April 1, 2006 as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Income Taxes
     We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three-month period ended March 31, 2007, we recorded a tax provision of $576,000 on income before tax of $1,093,000 resulting in an effective income tax rate of 53%. For the three months ended March 31, 2007, the difference between our effective tax rate of 53% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions as required by SFAS No. 123R. For the three-month period ended April 1, 2006, we did not record a provision for income taxes and continued to maintain a full valuation allowance on our tax benefits.
     Through the third quarter of 2006, we maintained a full valuation allowance on our deferred tax assets. Upon achieving three-year cumulative profitability, we began to weigh the positive and negative evidence included in SFAS No. 109 “Accounting For Income Taxes,” on a quarterly basis to determine if we believed that it was more likely than not that some or all of our deferred tax assets would be realized. In connection with this analysis, we reviewed our cumulative history of earnings before taxes over a three-year period and our projections of future taxable income. As of December 31, 2006, after finalizing our 2007 forecast, we concluded that our projections support future taxable income for the foreseeable future, and therefore, we reversed $28.2 million of our valuation allowance. Our projections of future taxable income include significant judgment and estimation. If we are not able to achieve sufficient taxable income in future periods, we might need to record additional valuation allowances on our deferred tax assets in future periods that could be material to the consolidated financial statements.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we recognized a charge of approximately $371,000 to the January 1, 2007 retained earnings balance. As of January 1, 2007, we had gross unrecognized tax benefits of $726,000. Of this total, $626,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, we had not accrued interest expense related to these unrecognized tax benefits. When appropriate, we will recognize interest accrued and penalties if incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the first quarter of 2007.

Effects of Inflation
     We believe that inflation and changing prices over the past year have not had a significant impact on our revenue or on our results of operations.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material impact on our results of operations, financial position or cash flow.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements in interim and annual periods subsequent to initial recognition. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We have not completed our evaluation of SFAS No. 157, but we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flow.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, and the adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flow.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the second quarter ending June 30, 2007 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II — Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.
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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     (b) Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating our business. Failure to adequately overcome or address any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. The following risk factors supersede the risk factors previously disclosed in Item 1A. of our 2006 Annual Report on Form 10-K. We have not made any material changes in the risk factors previously disclosed in our 2006 Annual Report on Form 10-K other than to update certain financial information as of the end of the first quarter of fiscal 2007, update factors that could adversely affect operating results in the second quarter of fiscal 2007 and stock ownership information of Boston Scientific Corporation as of May 1, 2007.
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
Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2007.
     Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2007. Among these factors are the following: first, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, although the Japanese Ministry of Health, Labor and Welfare, or the Japanese Ministry, has approved the sale of the BIS XP system through our distributor, Nihon Kohden, the potential benefits of this approval may not be recognized for some time, or at all. Third, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert, or Alert, aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, on October 25, 2005, the ASA House of Delegates approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring, or Practice Advisory, including our BIS technology. The Practice Advisory recommends that the decision to use brain monitoring technology be made by individual practitioners on a case-by-case basis. Finally, in April 2006, the American Association of Nurse

Anesthetists, or AANA, published a position statement regarding unintended awareness under general anesthesia. While we believe that the Alert, the Practice Advisory and the AANA position statement are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert, or in the Practice Advisory or the AANA position statement and, accordingly, potential benefits to our business that could have resulted from the Alert, the Practice Advisory, and the AANA position statement may not be significant or realized at all.
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
     Because of these factors, it is likely that in some future quarter or quarters our operating results could fall below the expectations of securities analysts or investors. If our quarterly operating results are below expectations in the future, the market price of our common stock would likely decrease. In addition, because we do not have a substantial backlog of customer orders for our BIS system, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals continue to experience financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debt allowances in any quarter.
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
     If we are unable to continue to develop or acquire and market new products and technologies, we may experience a decrease in demand for our products, and a loss of market share and our business would suffer. As the market for our BIS system matures, we need to develop or acquire and introduce new products for anesthesia monitoring or other applicationsAdditionally, we have begun to research the use of BIS monitoring to diagnose and track neurological diseases, including Alzheimer’s disease and depression, and face at least the following two related risks:
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
     We are in the process of initiating several clinical studies, including studies in the areas of interoperative awareness in children, depression and Alzheimer’s disease, and the association between deep anesthesia and long-term patient outcomes. Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times.
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
     We rely on third-party manufacturers to assemble and manufacture the components of our BIS monitors, original equipment manufacturer products and a portion of our BIS Sensors. We manufacture substantially all BIS Sensors in our own manufacturing facility. We have only one manufacturing facility. If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility for any reason, including damage or destruction of the facility, or experience a termination or modification of any manufacturing arrangement with a third party, we may be unable to deliver products to our customers on a timely basis. Even if we are able to identify alternative facilities to manufacture our products, if necessary, we may experience disruption in the supply of our products until such facilities are available. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not be available to us on acceptable terms or at all. Additionally, if we fail to deliver products on a timely basis could lead to customer dissatisfaction and damage our reputation.
Our reliance on sole-source suppliers could adversely affect our ability to meet our customers’ demands for our products in a timely manner or within budget.
     Some of the components that are necessary for the assembly of our BIS system, including some of the components used in our BIS Sensors, are currently provided to us by sole-source suppliers or a limited group of suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our BIS systems in the past, and we may experience similar shortages or delays in the future. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could lead to customer dissatisfaction and damage our reputation. If a supplier is no longer willing or able to manufacture components that we purchase and integrate into the BIS system, we may attempt to design replacement components ourselves that would be compatible with our existing technology. In doing so, we would incur additional research and development expenses, and there can be no assurance that we would be successful in designing or manufacturing any replacement components. Furthermore, if we are required to change the manufacturer of a key component of the BIS system, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture BIS system products in a timely manner or within budget.
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
     As of May 1, 2007, Boston Scientific Corporation owned approximately 27% of our outstanding common stock. If Boston Scientific Corporation maintains or increases its ownership of our outstanding common stock, it may have the ability to affect corporate actions requiring stockholder approval. If Boston Scientific Corporation sells shares of our common stock, it may cause a decline in the price of our common stock. On August 7, 2002, we formed a strategic alliance with Boston Scientific Corporation. In connection with this strategic alliance, we entered into an agreement pursuant to which we granted Boston Scientific Corporation an option to distribute newly developed technology for monitoring patients under sedation in a range of less-invasive medical specialties. We subsequently amended this agreement in February 2007. Additionally, in May 2005 we entered into a product development and distribution agreement with Boston Scientific under which Boston Scientific Corporation will provide us with $25.0 million to fund the development of brain monitoring technology designed to aid the diagnosis and treatment for depression and Alzheimer’s disease. If such products are not successfully developed, marketed and sold under either agreement in a manner consistent with our expectations, the growth of our business and our operating results may be adversely affected. Additionally, if Boston Scientific Corporation terminates either our strategic alliance or our development agreement or if there are any disruptions in our relationship with them, it could materially, adversely affect the development of our business and, in certain cases, could adversely affect the funding we receive for the development of our product candidates for depression and Alzheimer’s disease.
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
     As of December 31, 2006 our largest three stockholders each own greater than 8% of our outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by directors or officers of the Company could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.
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

ASPECT MEDICAL SYSTEMS, INC.
Date: May 10, 2007	By:	/s/ Michael Falvey
Michael Falvey
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT
10.1	Amendment No. 2 to the OEM Product Development Agreement by and between Aspect Medical Systems, Inc. and Boston Scientific Corporation dated as of February 5, 2007 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2007.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.