Form 10-K/A
period 2006-12-31
ASPECT MEDICAL SYSTEMS INC
filed 2007-05-18
CIK 886235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 0-24663

Aspect Medical Systems, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2985553 (I.R.S. Employer Identification No.)

One Upland Road	02062-1546
Norwood, Massachusetts	(Zip Code)
(Address of Principal Executive Offices)
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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

PART III
Item 11. Executive Compensation
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Explanatory Note
This Amendment No. 1 to Annual Report on Form 10-K/A (“Amendment No. 1”) amends and restates Part III, Item 11. Executive Compensation and Part IV, Item 15. Exhibits and Financial Statement Schedules, of Aspect Medical Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 15, 2007 (“Original Form 10-K”).
Except for the matters described above, Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, except for the matters described above, Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Any information not affected by Amendment No. 1 is unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.
     As used in Amendment No. 1, unless the context otherwise requires, the terms “we,” “us,” “our,” “Aspect” and the “Company” refer to Aspect Medical Systems, Inc.

PART III
Item 11. Executive Compensation.
Compensation Discussion and Analysis
     The following section discusses the principles underlying our executive compensation polices and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.
Objectives and Philosophy of Our Executive Compensation Program
     The Compensation Committee of our board of directors oversees our executive compensation program. In this role, the Compensation Committee reviews and approves annually all compensation decisions relating to our named executive officers. The Compensation Committee’s primary objectives with respect to executive compensation are to attract, retain and reward executives who can help us achieve our business objectives in this competitive and rapidly changing industry and thereby maximize stockholder returns. The goals of our executive compensation program are to align the interests of management with the interests of stockholders through a system that relates compensation to business objectives and individual performance.
     Our executive compensation philosophy is based on the following principles:
•	Competitive and Fair Compensation
     We are committed to providing an executive compensation program that helps us to attract, motivate and retain highly qualified, industrious and experienced executives. Our policy is to provide total compensation that is competitive for comparable work and comparable corporate performance among other public companies in our industry with whom we believe that we compete for such executives. To this end, our Compensation Committee regularly uses survey data to compare the compensation of our executive officers with those of such other companies and sets our compensation guidelines based, in part, on this review. The surveys most recently included in this review were: the 2006 MEDIC Executive Survey, The Survey Group 2006 and the 2006 Radford Executive Survey. Our Compensation Committee generally targets total cash compensation, meaning the total of base salary plus discretionary bonuses, for our executives near the 65th percentile of compensation paid to similarly situated executives in the peer group. Our Compensation Committee also seeks to achieve a balance of the compensation paid to a particular executive and the compensation paid to our other executives.
•	Sustained Performance
     Executive officers are rewarded based, in part, upon an assessment of corporate, business group and individual performance. Corporate performance, business group performance and individual performance are evaluated by reviewing the extent to which specified goals are met. Targeted performance criteria vary for each executive based on his business group or area of responsibility, and may include:
•	achievement of the operating budget for Aspect as a whole or of a business group of Aspect;

•	ability to identify and hire consistently high performing employees, and to train them to contribute to our long-term success;

•	continued innovation in development and commercialization of our technology;

•	timely development, regulatory approval and commercial introduction of new products or processes or expanded uses of existing products;

•	development and implementation of successful marketing and commercialization strategies; and

•	implementation of financing strategies and establishment of strategic development alliances with third parties.
     Subjective performance criteria include:
•	an executive’s ability to motivate others;

•	the development of skills necessary to grow as our business matures;

•	the ability to recognize and pursue new business opportunities; and

•	the ability to initiate programs to enhance our growth and success
     Our chief executive officer plays a role in recommending the compensation of our other executive officers, including decisions regarding the grant of equity compensation. Our chief executive officer assesses each executive officer’s contributions to our business and his or her ability to execute on our long-term strategy when making any recommendation regarding an executive officer’s compensation.
Components of our Executive Compensation Program:
     The primary elements of our executive compensation program are:
•	base salary;

•	discretionary annual cash bonuses;

•	equity based awards, comprising stock options and restricted stock;

•	other employee benefits; and

•	change of control benefits.
     Our Compensation Committee determines subjectively, after reviewing information provided by our management team, what it believes to be the appropriate level and mix of the various compensation components. We balance the allocation of short and long-term incentives by reviewing base salary, bonus and equity awards. Cash compensation in the form of base salary and bonus are offered as short-term incentives. Non-cash compensation in the form of equity is offered as long-term incentives. The mix of these incentives is determined each year by our Compensation Committee based on the short-term and long-term needs of our business. In determining the type and level of compensation paid to each our executive officers, and the corporate and individual performance criteria upon which total compensation and bonus compensation is based, our Compensation Committee generally considers recommendations from our chief executive officer and other members of the executive team. The Compensation Committee retained an independent compensation consultant to evaluate both cash compensation and equity compensation. For our director level employees and above, the compensation consultant reviewed cash compensation and for our executives only, the compensation consultant reviewed both cash and equity compensation. This compensation consultant utilized both external market and peer company data as benchmarks for assessing our compensation structure.
     Base Salary: Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing base salaries for 2006, the Compensation Committee considered a variety of factors, including the seniority of the individual, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at his or her prior employment, if applicable, the number of well qualified candidates to assume the individual’s role, compensation for comparable positions in our similarly situated companies in our industry, the historical compensation levels of our executives and actual corporate and individual performance vis-à-vis the targeted performance criteria and subjective performance criteria discussed above. Base cash compensation is targeted at the 50 th percentile of total cash compensation relative to peer company levels. Our Compensation Committee generally reviews and determines base salaries annually and expects to adjust such salaries from time to time in future years to realign salaries with market levels after taking into account corporate and individual performance.

     Annual Cash Bonuses: We have a discretionary bonus plan which our Compensation Committee adopted and which covers all of our employees, including our executive officers. Base salary plus cash bonuses bring total cash compensation for our executive officers to approximately the 65 th percentile relative to peer company total cash compensation levels. This annual cash bonus is typically paid in the first quarter of the subsequent year for which the bonus relates. The amount for bonuses is determined based upon the achievement of certain pre-determined corporate and individual performance objectives established by our Compensation Committee. Our Compensation Committee believes that our executive officers can reasonably achieve these performance goals with diligent efforts over the year. Upon completion of the fiscal year, the Compensation Committee assesses the performance of each named executive officer by comparing actual results to the pre-determined goals, and assigns a percentage of each goal attained to arrive at a final, total cash bonus percentage payout.
     In February 2006, our Compensation Committee adopted the 2006 bonus plan. Under the 2006 bonus plan, the performance objectives include:
•	corporate revenue and profit targets, which account for up to 80% of the bonus amount; and

•	the achievement of personal performance goals, such as demonstrating effective leadership, successfully completing difficult assignments, demonstrating integrity, teamwork, excellence and accountability and the achievement of personal objectives that are aligned with each executive’s individual area of responsibility, which account for up to 20% of the bonus amount.
     Under the 2006 bonus plan, the portion of each individual executive bonus that is tied to corporate revenue and profits was calculated by a formula that weighs the degree of the Company’s achievement of the financial goals against the targets that are established for the year. Depending on the executive’s job function, the target bonus that an executive was eligible to receive under the 2006 bonus plan ranged between 45% and 82% of his or her then annual base salary when 100% of the corporate plan for both revenue and profit targets is achieved and 100% of performance goals are achieved. The maximum bonus that any executive was eligible to receive in 2006 was equal to two times his or her target if the Company achieved 148% of the profit target for the year and all performance goals were achieved. For 2006, the target award as a percentage of base salary, based upon achievement of 100% of the corporate plan for revenue and profits and performance goals, and actual payouts and payouts as a percentage of the target level for each of our named executive officers is as follows:

			2006 Incentive
			Compensation
	Target Incentive	2006 Incentive	Award
	Compensation	Compensation	as a Percentage
Name	Level	Award ($)	of Target (%)
Nassib G, Chamoun	75%	131,820	65
Michael Falvey	60%	85,800	65
Boudewijn L.P.M. Bollen	$198,845 (1)	136,188	68
William Floyd	82%	143,702	67
Scott D. Kelley, M.D.	45%	76,296	69

(1)	Mr. Bollen’s target for incentive compensation level is a fixed amount.
     Equity based awards: We offer long-term incentives to our executives in the form of stock options and restricted stock awards. Our equity compensation program is designed to align the long-term interests of our executives and our stockholders, assist in the retention of executives and maintain competitive levels of total compensation. The size of equity awards is generally intended to reflect the executive’s position with us and his or her contributions to us, including his or her success in achieving the individual performance criteria described above. Our Compensation Committee also considers our company-level performance, the amount of equity then held by the executive, the amount of such equity that is then vested, the number of option and restricted stock awards outstanding and held by executives relative to total shares outstanding, and the recommendations of management.

     Our Compensation Committee approves all grants of options and restricted stock awards to our executives. Our Compensation Committee generally grants options that become exercisable, or vest, over time, typically over a four-year period. Restricted stock awards typically are subject to a right of repurchase by us that lapses, or vests, over time, also typically over a four year period, subject to the executives continued employment. We believe that providing for awards that vest over time aids in the retention of our executive’s over time because this feature encourages executives to continue their employment with us during the exercisability or forfeiture period. Generally, the executive’s right to exercise the vested portion of his or her options ceases shortly after termination of employment, except in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to the option, including voting rights. We set the exercise price of all stock options to equal the closing price of our common stock on the Nasdaq Global Market on the date of grant. Restricted stock is typically granted at a nominal amount to the executive. Our Compensation Committee generally makes equity awards to our executives annually in conjunction with the review of annual performance in the first quarter of the year.
     In 2007, our Compensation Committee, after considering several factors, including the proportion and value of current equity awards which have not yet vested, determined to make awards of restricted stock that are generally higher than previous periods, to create additional retention incentives for our executives. Our right of repurchase shares under these restricted stock awards lapse as to 100% of the shares four years from the date of grant. In addition, the Compensation Committee altered the structure of the 2007 Annual Cash Bonus Plan to allow for corporate revenue and profit targets to account for up to 60% of the bonus amount and the achievement of individual performance goals to account for up to 40% of the bonus amount, compared with our 2006 Annual Cash Bonus Plan for which corporate revenue and profit targets accounted for up to 80% of the bonus amount and individual performance goals accounted for up to 20% of the bonus amount.
     We do not have equity ownership guidelines for our executives.
          Employee Stock Purchase Program. Executive officers are also eligible to participate in our employee stock purchase plan. The purchase plan is available to all of our eligible employees and generally permits participants to purchase shares of our common stock at a discount of approximately 5% from the fair market value at the beginning or end of the applicable purchase period.
          Other Employee Benefits: We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, 401(K) plan and an employee stock purchase plan. Executives are eligible to participate in all of our employee plans, in each case on the same basis as other employees.
          Change of Control Benefits: Pursuant to the terms of our stock incentive plans, in the event of a change of control all then-unexercisable stock options held by our executive officers will be assumed or equivalent options shall be substituted by the acquiring corporation and such awards will become exercisable in full, and all restricted stock awards will become free and clear of all restrictions and conditions, upon the earlier of (1) the executive’s termination without cause by the successor corporation or for good reason by the executive, or (2) one year after such change in control, in the case of our chief executive officer, and 15 months after such change in control, in the case of our other executive officers. This is a so-called “double trigger” change of control arrangement because it provides for change of control benefits only in the event of a change in control, the first trigger, followed by the earlier of the termination of the executive or the passage of a specified period of time, the second trigger. We have determined to provide for this change of control benefit because we recognize that, as is the case with many publicly-held corporations, the possibility of a change in control of Aspect exists and such possibility, and the uncertainty and questions which it may raise among our executive officers, could result in the departure or distraction of executive officers to the detriment of Aspect and our stockholders. We believe a “double trigger” maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change of control in which they believe they may lose their jobs.

     For a further description of the foregoing change of control arrangements, see “Potential Payments Upon Termination or Change of Control” below.
Tax and Accounting Considerations
          Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We periodically review the potential consequences of Section 162(m) and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, the Compensation Committee may, in its judgment, authorize compensation payments that do not qualify for the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.
     We account for equity compensation paid to our employees under the rules of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, referred to as SFAS 123(R), which requires us to measure and recognize compensation expense in our financial statements for all share-based payments based upon an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is accrued. Our Compensation Committee generally assesses the accounting impact of restricted stock grants and option awards to our executives, but has not historically factored such impact into the nature or size of such awards.
Summary Compensation Table
     The table below summarizes information regarding compensation earned by our named executive officers for the year ended December 31, 2006 for our named executive officers.

						Non-Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary ($)		Awards($)(1)	Awards($)(2)	Compensation(3)	Compensation($)		Total($)
Nassib G. Chamoun Chief Executive Officer and President	2006	$270,400		$74,591	$555,021	$131,820	$17,890	(4)	$1,049,722

Michael Falvey Vice President, Chief Financial Officer and Secretary	2006	$220,000		$24,664	$337,333	$85,800	$6,600	(5)	$674,397

Boudewijn L.P.M. Bollen President of International Operations	2006	$345,079	(6)	$24,664	$225,918	$136,188	$94,141	(7)	$825,990

William Floyd Vice President of Sales and Marketing	2006	$200,096		$24,664	$216,709	$143,702	$6,600	(5)	$591,771

Scott D. Kelley, M.D. Vice President and Medical Director	2006	$244,227		$24,664	$204,586	$76,296	$6,600	(5)	$556,374

(1)	The amounts included in the “Stock Awards” column represents the compensation cost we recognized in 2006 related to all outstanding restricted stock awards as described in Statement of Financial Accounting

Standards No. 123(R). For a discussion of the valuation assumptions, see Note 10 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	The amounts included in the “Options Awards” column represents the compensation cost we recognized in 2006 related to all outstanding stock option awards as described in Statement of Financial Accounting Standards No. 123(R). For a discussion of the valuation assumptions, see Note 10 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

(3)	Consists of amounts earned by the named executive officer under the 2006 bonus plan, which amounts were paid in March 2007, except for approximately $6,282 for Boudewijn Bollen and $27,250 for William Floyd, which were paid in 2006.

(4)	Includes approximately $10,285 in car lease payments we paid on behalf of Mr. Chamoun, $6,600 we paid to match his 401 (k) contributions and approximately $1,000 we paid for insurance.

(5)	Consists of amounts we paid to match such named executive officer’s 401(k) contribution.

(6)	All of Mr. Bollen’s compensation was paid by us in euros and the amounts reported reflect the conversion of Mr. Bollen’s compensation using the average exchange rate of euros to U.S. dollars during the fiscal year reported. For the fiscal year ended December 31, 2006, Mr. Bollen’s salary was approximately €275,000.

(7)	Reflects approximately $48,942 for amounts paid for Mr. Bollen’s car lease expense, including taxes and fuel, approximately $38,405 paid for Mr. Bollen’s pension benefits and approximately $6,794 which was contributed by us to Mr. Bollen’s privately-paid medical insurance plan. The $38,405 paid for pension benefits represents the premium paid by Aspect for Mr. Bollen for his enrollment in the Aspect Medical Systems International Pension Plan, which is a tax qualified plan under the laws of the Netherlands and is administered by a third party. All of our Dutch employees between the ages of 25 and 65 years are eligible, but not required, to participate in the plan. Pursuant to the Aspect Medical Systems International Pension Plan, Mr. Bollen (and other participating employees) make annual contributions to such Plan in the amount of 5% of their annual pension salary. Aspect’s obligations under the Aspect Medical Systems International Pension Plan are limited to making annual premium payments. At the age of 65, the participants will begin to receive cash pension payments under the pension plan until their death and, in certain circumstances, a surviving spouse may be eligible to receive payments under this pension plan. If Mr. Bollen had ceased employment with us on December 31, 2006, he would be entitled to receive annual cash payments under this plan equal to approximately €12,000 until his death. No participants in the Aspect Medical Systems International Pension Plan are eligible for early retirement and the plan does not provide for granting extra years of credited service.
Grants of Plan Based Awards
     The table below sets forth information concerning grants of compensation in the form of plan-based awards made to the named executive officers during the fiscal year ended December 31, 2006.

						All Other
					All Other Stock	Option Awards:	Exercise or
					Awards:	Number of	Base Price of
		Estimated Future Payouts Under Non-Equity			Number of	Securities	Option	Grant Date Fair Value of
		Incentive Plan Awards(1)			Shares of Stock	Underlying	Awards	Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or Units (#)(2)	Options (#)(3)	($/Sh)	Awards(4)
Nassib G. Chamoun	2/14/2006	—	—	—	—	45,000	$29.25	$566,100
	2/14/2006	—	—	—	5,000	—	$0.01	$146,250
	n/a	0	$202,800	$405,600			—	—

Michael Falvey	2/14/2006	—	—	—	—	16,875	$29.25	$212,288
	2/14/2006	—	—	—	1,875	—	$0.01	$54,844
	n/a	0	$132,000	$264,000	—	—	—	—

Boudewijn L.P.M.	2/14/2006	—	—	—	—	16,875	$29.25	$212,288
Bollen	2/14/2006	—	—	—	1,875	—	$0.01	$54,844
	n/a	0	$198,845	$397,690	—	—	—	—

William Floyd	2/14/2006	—	—	—	—	16,875	$29.25	$212,288
	2/14/2006	—	—	—	1,875	—	$0.01	$54,844
	n/a	0	$216,080	$419,660	—	—	—	—

Scott D. Kelley,	2/14/2006	—	—	—	—	16,875	$29.25	$212,288
M.D.	2/14/2006	—	—	—	1,875	—	$0.01	$54,844
	n/a	0	$110,647	$208,794	—	—	—	—

(1)	Represents amounts payable under our 2006 bonus plan.

(2)	Represents restricted stock awards granted under our 2001 Stock Incentive Plan.

(3)	We granted these stock options on February 14, 2006 under our 2001 Stock Incentive Plan. These stock options become exercisable as to one-eighth of the shares of common stock underlying each option six months after the date of grant, with the remainder of each option becoming exercisable in equal monthly installments thereafter over a forty-two month period. Each option has an exercise price equal to the closing price of our common stock on the date of grant as reported on the Nasdaq Global Market.

(4)	Represents the grant date fair value of each award computed in accordance with SFAS 123R.
     All stock option grants referenced in the foregoing table vest ratably on a monthly basis over a 4 year period beginning on the last day of each month. Our right to repurchase shares pursuant to restricted stock awards granted in 2006 lapses as to 50% of the shares after two years from the date of grant and the balance of the shares four years from the date of grant.
     Pursuant to the terms of our stock incentive plans, in the event of a change of control all then-unexercisable stock options held by our executive officers will be assumed or equivalent options will be substituted by the acquiring corporation and such options will become exercisable in full, and all restricted stock awards will become free and clear of all restrictions and conditions, upon the earlier of (1) the executive’s termination without cause by the successor corporation or for good reason by the executive, or (2) one year after such change in control, in the case of our chief executive officer, and 15 months after such change in control, in the case of our other executive officers.
Outstanding Equity Awards at Fiscal Year End

     The following table shows information regarding unexercised stock options and unvested restricted stock held by the named executive officers as of December 31, 2006.

		Option Awards				Stock Awards
	Number	Number
	of Securities	of Securities				Number of	Market
	Underlying	Underlying				Shares or Units of	Value of Shares
	Unexercised	Unexercised Options				Stock	or Units of Stock
	Options (#)	(#)	Option	Option		that Have Not	That Have Not
Name	Exercisable	Unexercisable	Exercise Price ($)	Expiration Date		Vested (#)	Vested ($)
Nassib G. Chamoun	52,292		$4.20	7/9/2008	(1)	9,687	$182,212
	50,000		$10.20	10/5/2009	(2)
	50,000		$23.625	7/12/2010	(3)
	25,000		$11.6875	2/21/2011	(4)
	75,000		$10.00	1/1/2012	(5)
	5,000		$3.85	7/5/2012	(6)
	14,537		$3.68	1/24/2013	(7)
	75,000	25,000	$15.66	2/4/2014	(8)
	37,500	37,500	$20.61	2/17/2015	(9)
	11,250	33,750	$29.25	2/14/2016	(10)
Michael Falvey	86,854	38,146	$14.91	4/2/2014	(11)	3,281	$61,716
	11,250	11,250	$20.61	2/17/2015	(9)
	4,219	12,656	$29.25	2/14/2016	(10)

Boudewijn L.P.M. Bollen	4,375		$3.85	7/5/2007	(19)	3,281	$61,716
	9,375		$3.68	1/24/2008	(7)
	15,833	4,167	$10.12	10/10/2008	(12)
	5,000		$46.438	5/8/2010	(13)
	5,000		$11.00	5/22/2011	(13)
	15,000		$9.80	2/6/2012	(14)
	22,500	7,500	$15.66	2/4/2014	(8)
	11,250	11,250	$20.61	2/17/2015	(9)
	4,219	12,656	$29.25	2/14/2016	(10)
William Floyd	26,000		$12.50	5/28/2011	(15)	3,281	$61,716
	2,604		$10.00	1/1/2012	(5)
	3,646		$3.85	7/5/2012	(6)
	9,479		$3.26	9/12/2012	(16)
	6,640		$3.68	1/24/2013	(7)
	7,083	4,167	$10.12	10/10/2013	(12)
	22,500	7,500	$15.66	2/4/2014	(8)
	11,250	11,250	$20.61	2/17/2015	(9)
	4,219	12,656	$29.25	2/14/2016	(10)

Scott D. Kelley, M.D.	75,000		$23.625	7/12/2010	(3)	3,281	$61,716
	15,000		$8.563	11/27/2010	(17)
	13,433		$12.50	5/28/2011	(18)
	25,000		$10.00	1/1/2012	(5)
	12,500		$3.85	7/5/2012	(6)
	6,875		$3.26	9/12/2012	(16)
	7,028		$3.68	1/24/2013	(7)
	10,000	3,125	$10.12	10/10/2013	(12)
	22,500	7,500	$15.66	2/4/2014	(8)
	11,250	11,250	$20.61	2/17/2015	(9)
	4,219	12,656	$29.25	2/14/2016	(10)

(1)	Option vests over 48 months at a rate of 1/48th per month, beginning July 1, 1998.

(2)	Option vests over 48 months at a rate of 1/48th per month, beginning June 30, 1999.

(3)	Option vests over 48 months at a rate of 1/48th per month, beginning July 1, 2000.

(4)	Option vests over 48 months at a rate of 1/48th per month, beginning January 1, 2001.

(5)	Option vests over 48 months at a rate of 1/48th per month, beginning January 1, 2002.

(6)	Option vests over 48 months at a rate of 1/48th per month, beginning July 1, 2002.

(7)	Option vests over 48 months at a rate of 1/48th per month, beginning January 1, 2003.

(8)	Option vests over 48 months at a rate of 1/48th per month, beginning January 1, 2004.

(9)	Option vests over 48 months at a rate of 1/48th per month, beginning January 1, 2005.

(10)	Option vests over 48 months at a rate of 1/48th per month, beginning January 1, 2006.

(11)	Option vests over 48 months at a rate of 1/48th per month, beginning April 1, 2004.

(12)	Option vests over 48 months at a rate of 1/48th per month, beginning November 1, 2003.

(13)	Option vests over 3 years at a rate of 1/3rd of the total number of shares granted on each the first, second and third anniversaries of the grant date.

(14)	Option vests over 48 months at a rate of 1/48th per month, beginning February 1, 2002.

(15)	Option vests over 48 months at a rate of 1/48th per month, beginning June 1, 2001.

(16)	Option vests over 48 months at a rate of 1/48th per month, beginning September 12, 2002.

(17)	Option vests over 48 months at a rate of 1/48th per month, beginning November 1, 2000.

(18)	Option vests over 48 months at a rate of 1/48th per month, beginning June 1, 2001.

(19)	Option vests over 48 months at a rate of 1/48th per month, beginning June 30,2002.
Option Exercises and Stock Vested
     The following table shows amounts received by the named executive officers upon exercise of stock options and vesting of restricted stock during 2006.

	Option Awards
	Number	Value	Stock Awards
	of Shares Acquired	Realized on Exercise	Number of Shares	Value Realized on
Name	on Exercise (#)	($)(1)	Acquired on Vesting (#)	Vesting ($)(2)
Nassib G. Chamoun	22,000	$383,749	2,083	$50,125

Michael Falvey	—	—	625	$15,008

Boudewijn L.P.M. Bollen	—	—	625	$15,008

William Floyd	24,000	$342,960	625	$15,008

Scott D. Kelley, M.D.	—	—	625	$15,008

(1)	Represents the difference between the exercise price and the fair market value of our common stock on the date of exercise.

(2)	The value realized on vesting of restricted stock awards is determined by multiplying the number of shares that vested by the fair market value of our common stock on the vesting date.
Potential Payments Upon Termination or Change in Control
     Pursuant to the terms of our stock incentive plans, in the event of a change of control all then-unexercisable stock options held by our executive officers will be assumed or equivalent options will be substituted by the acquiring corporation and such options will become exercisable in full, and all restricted stock awards will become free and clear of all restrictions and conditions, upon the earlier of (1) the executive’s termination without cause by the successor corporation or for good reason by the executive, or (2) one year after such change in control, in the case of our chief executive officer, and 15 months after such change in control, in the case of our other executive officers. Upon a change in control, all unvested stock options and restricted stock awards would be assumed or equivalent awards granted, in which case, the awards would continue upon the same terms and conditions as granted by us. At present, our named executive officers hold the following unvested stock option and restricted stock awards that would become vested upon (i) a change of control in accordance with the provisions of our stock incentive plans and (ii) such named executive officer was terminated without cause by the successor corporation or the named executive officer ceased employment for good reason upon the change in control. For purposes of this table, the unrealized value of unvested stock options and restricted stock awards was calculated by multiplying the number of shares of common stock subject to the award by the closing price of the common stock on December 31, 2006 and then deducting, in the case of stock options, the exercise price thereof.

	No. of Shares		Value of Unvested
	Underlying Unvested	No. of Shares of	Stock Options and
	Stock Options	Unvested Restricted	Restricted Stock
	Subject to Full	Stock Subject to	Subject to Full
	Acceleration on	Full Acceleration	Acceleration
	Change of Control	on a Change of	on Change of
Name	(#)	Control (#)	Control ($)(1)
Nassib G. Chamoun	25,000	9,687	$260,962
Michael Falvey	38,146	3,281	$210,485
Boudewijn L.P.M. Bollen	11,667	3,281	$121,552
William Floyd	11,667	3,281	$121,552
Scott D. Kelley, M.D.	10,625	3,281	$112,497

(1)	The calculation for the value of unvested stock options subject to full acceleration on change of control does not include stock options for which the option price exceeds the closing price of our common stock on December 31, 2006 of $18.81.
Compensation of Directors
     We reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors or any committee of the board of directors. Non-employee directors also receive:
•	a $10,000 annual retainer,

•	a $10,000 annual retainer for service as lead director,

•	an $10,000 annual retainer for service as chair of the Audit Committee,

•	a $6,000 annual retainer for service as chair of the Compensation Committee,

•	a $4,000 annual retainer for service as chair of the Corporate Governance and Nominating Committee,

•	$1,500 for each board meeting attended in person,

•	$500 for each board meeting attended by telephone,

•	$1,000 for each meeting of the Audit Committee, Compensation Committee or Corporate Governance and Nominating Committee attended in person, and

•	$500 for each meeting of the Audit Committee, Compensation Committee or Corporate Governance and Nominating Committee attended by telephone.
     No director who also serves as an employee receives compensation for services rendered as a director. We currently have six non-employee directors on our board of directors: Mr. Esposito, Dr. Feigal, Mr. Kania, Mr. Mahoney, Mr. O’Connor and Dr. Stanski.
     In addition, our non-employee directors are eligible to receive non-statutory stock options, restricted stock and other stock-based awards under our Amended and Restated 1998 Director Equity Incentive Plan, which we refer to as our 1998 restated director plan. Our 1998 restated director plan was initially adopted by our board of directors and stockholders in February 1998, was amended in December 1999 to increase the number of shares of common stock authorized under the plan from 100,000 to 200,000 shares and was further amended in May 2005 to (i) increase the number of shares of common stock authorized under the plan from 200,000 to 350,000 shares (ii) permit restricted stock grants, and (iii) eliminate formula based grants.
     Pursuant to our 1998 restated director plan, as of April 1, 2006, each non-employee director, on the date of his or her election to the board of directors, is eligible to receive (i) a non-statutory stock option to purchase 8,000 shares of our common stock, which we refer to as an initial option, and (ii) a restricted stock award to purchase 3,000 shares of our common stock, which we refer to as the initial restricted stock award. The initial option is exercisable as to 50% of the shares underlying such initial option immediately upon such director’s initial election and the remainder becomes exercisable in equal annual installments on each of the first, second and third anniversaries of the date of grant, provided that the holder of the initial option continues to serve as a director on each such anniversary of the grant date. We have a right of repurchase with respect to the shares of common stock subject to the initial restricted stock award, which right of repurchase lapses as to one-third of the shares on each of the first, second and third anniversaries of the date of grant, provided that the holder of the initial restricted stock award continues to serve as a director on each such anniversary of the grant date.
     Pursuant to our 1998 restated director plan, each non-employee director serving as a director on the date of our annual meeting of stockholders (provided that such director has served as a director for at least six months prior to such annual meeting), is eligible to receive (i) a non-statutory stock option to purchase 3,000 shares of common stock, which we refer to as an annual option, and, together with an initial option, a director option and (ii) a restricted stock award to purchase 2,000 shares of common stock, which we refer to as an annual restricted stock award, and, together with an initial restricted stock award, a director restricted stock award. The annual option is exercisable in equal annual installments on each of the first, second and third anniversaries of the date of grant, provided that the holder of the annual option continues to serve as a director on each such anniversary of the grant date. We have a right of repurchase with respect to the shares of common stock subject to the annual restricted stock award, which right of repurchase lapses as to one-third of the shares on each of the first, second and third anniversaries of the date of grant, provided that the holder of the annual restricted stock award continues to serve as a director on each such anniversary of the grant date.
     The following table summarizes the compensation of each of our directors for the year ended December 31, 2006.
DIRECTOR COMPENSATION

	Fees Earned or			Non-Equity Incentive
	Paid in Cash	Stock Awards	Option Awards	Plan
Name	($)	($) (1)(2)	($) (3)(4)	Compensation($)(5)	Total ($)
Michael A. Esposito	$1,833	$1,614	$38,192	—	$41,639
David W. Feigal, Jr., M.D.	$20,500	$8,789	$37,372	—	$66,661
Edwin M. Kania, Jr.	$29,500	$8,789	$55,518	—	$93,807
James J. Mahoney, Jr.	$38,500	$8,789	$54,204	—	$101,493
John J. O’Connor	$1,333	$1,614	$38,192	—	$41,139
Donald R. Stanski, M.D.	$19,167	$8,789	$55,531	—	$83,487
J. Breckenridge Eagle	—	$28,883	$213,023	$168,132	$410,038

(1)	These amounts reflect compensation cost recognized by us in 2006 for a portion of the current and prior year restricted stock awards to directors as described in SFAS No. 123R. For a discussion of the valuation assumptions, see Note 10 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	All stock awards referenced had a purchase price of $0.01 per share.

(3)	These amounts reflect compensation cost recognized by us in 2006 for a portion of the current and prior year stock option awards to directors as described in SFAS No. 123R. For a discussion of the valuation assumptions, see Note 10 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	All option awards referenced were granted with an exercise price equal to the closing price of our common stock on the Nasdaq Global Market on the date of grant.

(5)	Represents bonus based upon 2006 Annual Bonus Plan.
     The following table shows the aggregate number of outstanding stock options and unvested shares of restricted stock held by each of our directors as of December 31, 2006:

		Unvested Shares of
Name	Stock Options (#)	Restricted Stock (#)
Michael A. Esposito	8,000	3,000
David W. Feigal, Jr.	23,000	2,000
Edwin M. Kania, Jr.	50,500	2,000
James J. Mahoney, Jr.	22,500	2,000
John J. O’Connor	8,000	3,000
Donald R. Stanski, M.D.	40,500	2,000
J. Breckenridge Eagle	167,200	3,820
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

Date: May 18, 2007	ASPECT MEDICAL SYSTEMS, INC.
	By:	/s/ Michael Falvey
Michael Falvey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit
3(i).1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

3(ii).1	Amended and Restated By-Laws are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 0-24663).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).

4.1	Specimen common stock certificate is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

4.2	See Exhibits 3(i).1 and 3(ii).1 for provisions of the Registrant’s certificate of incorporation and by-laws defining the rights of holders of common stock.

4.3	Rights Agreement, dated as of November 29, 2004, between Aspect Medical Systems, Inc. and EquiServe Trust Company, N.A., which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).

10.1	1998 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.2†	International Distribution Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.3†	International License Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.4	License Agreement, dated as of October 31, 1995, by and between the Registrant and Siemens Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.5†	Product Agreement, dated May 5, 1999, by and between the Registrant and Drager Medizintechnik GmbH is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.6†	OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

Exhibit
No.	Exhibit
10.7†	Letter Agreement, dated August 27, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.8†	Distribution and License Agreement, dated as of April 1, 1996, between SpaceLabs Medical, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.9	Form of Promissory Note made in favor of the Registrant by certain directors and executive officers, together with Form of Pledge Agreement, by and between the Registrant and certain directors and executive officers, together with a schedule of material terms are incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.10	Fourth Amended and Restated Registration Rights Agreement, dated December 17, 1998, by and among the Registrant and the several purchasers named on the signature pages thereto is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).

10.11	2001 Stock Incentive Plan is incorporated herein by reference to the Registrant’s Form DEFR 14A as filed with the Commission on April 18, 2001.

10.12	Revolving Credit Facility, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Promissory Note, dated May 16, 2001, by and between the Registrant and Fleet National Bank and Pledge Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File No. 0-24663).

10.13	First Amendment, dated December 21, 2001, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24663).

10.14	Advisory Board Agreement, dated as of January 23, 2002, by and between Stephen E. Coit and the Registrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 0-24663).

10.15	Stock Purchase Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2002 (File No. 0-24663).

10.16	Registration Rights Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 8, 2002 (File No. 0-24663).

10.17	Loan Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation, together with Security Agreement, dated August 7, 2002, by and between the Registrant and Boston Scientific Corporation and Promissory Note dated as of August 7, 2002, made by the Registrant in favor of Boston Scientific Corporation are incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August, 2002 (File No. 0-24663).

Exhibit
No.	Exhibit
10.18†	OEM Product Development Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2002 (File No. 0-24663).

10.19	Third Amendment, dated March 21, 2003, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-24663).

10.20†	OEM Development and Purchase Agreement, dated February 13, 2002, by and between the Registrant and Dixtal Biomedica Ind E Com Ltda. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 0-24663).

10.21†	OEM Development and Purchase Agreement, dated July 24, 2003, by and between the Registrant and Datascope Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2003 (File No. 0-24663).

10.22†	Addendum 1, Effective January 1, 2003, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24663).

10.23†	BISx Development, Purchase and License Agreement dated January 28, 2004, by and between the Registrant and Draeger Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

10.24†	Addendum 2, effective January 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

10.25	Stock Purchase Agreement, dated as of April 7, 2004, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 0-24663) is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).

10.26	Fifth Amendment, dated May 14, 2004, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Deposit Pledge Agreement, dated May 14, 2004, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-24663).

10.27†	Exclusive License Agreement, dated July 1, 2004, by and between the Registrant and The Regents of the University of California is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-24663).

Exhibit
No.	Exhibit
10.28	Sixth Amendment, dated October 8, 2004, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 2, 2004 (File No. 0-24663).

10.29†	Capital Equipment Supplier Agreement for Level of Consciousness between Novation, LLC and the Registrant dated January 27, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 (File No. 0-24663).

10.30†	Product Development and Distribution Agreement between Boston Scientific Corporation and the Registrant dated May 23, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 0-24663).

10.31	Amendment No. 1 to OEM Product Development Agreement by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2005.

10.32	Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan is incorporated here in by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K dated March 15, 2005.

10.33	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2005.

10.34	Form of Restricted Stock Agreement Granted Under 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2005.

10.35	Amendment No. 1 to Rights Agreement by and between the Registrant and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2005.

10.36	Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.

10.37	Nonstatutory Stock Option Agreement Granted Under 1998 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.

10.38	Form of Restricted Stock Agreement Granted Under Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.

10.39	Amendment to 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 1, 2005.

10.40†	Purchase Agreement by and between the Registrant and General Electric Company is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.

10.41†	BISx License, Development, and Supply Agreement by and between the Registrant and Spacelabs Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.

Exhibit
No.	Exhibit
10.42	Net Lease by and between the Registrant and CFRI/CQ Norwood Upland, L.L.C. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 9, 2006.

10.43†	Addendum 3, Effective September 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 2006.

10.44	Second Amendment to Net Lease dated February 3, 2006, by and between the Registrant and CFRI/CQ Norwood Upland, L.L.C. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 2006.

10.45	Form of Restricted Stock Agreement issued under the Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 21, 2006.

10.46	Amendment No. 2 to the OEM Product Development Agreement by and between Aspect Medical Systems, Inc. and Boston Scientific Corporation dated as of February 5, 2007 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2007.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.