Form 10-Q
period 2007-06-30
ASPECT MEDICAL SYSTEMS INC
filed 2007-08-09
CIK 886235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
YES ☐       NO ☑
The Registrant had 19,494,654 shares of Common Stock, $0.01 par value per share, outstanding as of August 1, 2007.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,287	$9,724
Short-term portion of restricted cash	82	140
Short-term investments	48,710	45,253
Accounts receivable, net of allowance of $249 at June 30, 2007 and $218 at December 31, 2006	11,828	12,486
Current portion of investment in sales-type leases	1,521	1,493
Inventory	6,876	6,501
Deferred tax assets	1,844	1,844
Other current assets	2,478	2,157

Total current assets	153,626	79,598
Property and equipment, net	8,633	7,798
Long-term portion of restricted cash	929	911
Long-term investments	10,229	7,442
Long-term investment in sales-type leases	3,071	2,817
Deferred financing fees	4,451	—
Long-term deferred tax assets	24,027	26,398

Total assets	$204,966	$124,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,516	$1,925
Accrued liabilities	9,585	8,428
Deferred revenue	65	1,865

Total current liabilities	11,166	12,218
Long-term portion of deferred revenue	56	3,498
Long-term debt	125,000	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 19,481,201 and 22,363,564 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	197	226
Treasury Stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	173,650	168,440
Accumulated other comprehensive income (loss)	37	(1)
Accumulated deficit	(100,132)	(54,409)

Total stockholders’ equity	68,744	109,248

Total liabilities and stockholders’ equity	$204,966	$124,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Product revenue	$23,079	$21,181	$45,514	$41,623
Strategic alliance revenue	3,562	1,450	5,246	2,896

Total revenue	26,641	22,631	50,760	44,519

Costs of revenue (1)	5,767	5,411	11,846	10,757

Gross profit	20,874	17,220	38,914	33,762

Operating expenses: (1)
Research and development	4,194	3,568	8,414	7,215
Sales and marketing	10,199	9,072	20,244	17,805
General and administrative	4,016	3,203	7,680	6,141

Total operating expenses	18,409	15,843	36,338	31,161

Income from operations	2,465	1,377	2,576	2,601

Other income (expense):
Interest income	1,020	781	2,001	1,517
Interest expense	(115)	—	(115)	—

Income before income taxes	3,370	2,158	4,462	4,118

Provision for income taxes	1,882	33	2,458	56

Net income	$1,488	$2,125	$2,004	$4,062

Net income per share:
Basic	$0.07	$0.09	$0.09	$0.18
Diluted	$0.07	$0.09	$0.09	$0.17

Weighted average shares used in computing net income per share:
Basic	21,836	22,442	22,122	22,389
Diluted	23,275	23,513	23,076	23,784

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$141	$106	$286	$211
Research and development	490	373	1,014	743
Sales and marketing	789	623	1,597	1,251
General and administrative	717	551	1,457	1,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income	$2,004	$4,062
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	1,080	753
Provision for doubtful accounts	56	77
Stock-based compensation expense	4,354	3,294
Deferred tax asset	2,371	—
Changes in assets and liabilities –
Decrease in accounts receivable	602	434
Increase in inventory	(375)	(1,341)
Increase in other current assets	(321)	(1,005)
Increase in investment in sales-type leases	(282)	(75)
Increase in other long-term assets	(371)	—
Decrease in accounts payable	(409)	(75)
Increase (decrease) in accrued liabilities	1,108	(3,052)
(Decrease) increase in deferred revenue	(5,242)	1,661

Net cash provided by operating activities	4,575	4,733

Cash flows from investing activities:
Decrease (increase) in restricted cash	40	(1,018)
Acquisitions of property and equipment	(1,894)	(2,018)
Purchases of marketable securities	(76,154)	(20,635)
Proceeds from sales and maturities of marketable securities	69,947	25,264

Net cash (used for) provided by investing activities	(8,061)	1,593

Cash flows from financing activities:
Payment on stock repurchase plan	(47,386)	—
Payment of deferred financing fees	(4,471)	—
Proceeds from issuance of common stock	906	1,956
Proceeds from long-term debt	125,000	—

Net cash provided by financing activities	74,049	1,956

Net increase in cash and cash equivalents	70,563	8,282
Cash and cash equivalents, beginning of period	9,724	20,437

Cash and cash equivalents, end of period	$80,287	$28,719

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
     The Company follows a system of fiscal quarters as opposed to calendar quarters. Therefore, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.
(2) Summary of Significant Accounting Policies
     A summary of the significant accounting policies used by the Company in the preparation of its financial statements are as follows:
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
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at June 30, 2007 and December 31, 2006. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying condensed consolidated balance sheets.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
Revenue Recognition
     The Company primarily sells its BIS monitors through a combination of a direct sales force and distributors. The Company sells its BIS Module Kits to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct sales of BIS monitors and BIS Module Kits are structured as sales, sales-type lease arrangements or sales under the Company’s Equipment Placement (“EP”) program. Sales, sales-type lease agreements and sales under the EP program are subject to the Company’s standard terms and conditions of sale and do not include any customer acceptance criteria, installation or other post shipment obligations (other than warranty) or any rights of return. The Company’s BIS monitor is a standard product and does not require installation as it can be operated with the instructions included in the operator’s manual.
     The Company recognizes revenue when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.
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
     As of June 30, 2007, the Company has determined that no sales-type lease agreement, against which an allowance for lease payments has been established, constitutes an impaired asset.
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the condensed consolidated statements of income, for the three and six months ended June 30, 2007 and July 1, 2006, and accrued warranty cost, included in accrued liabilities in the condensed consolidated balance sheet at June 30, 2007, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Beginning balance	$215	$194	$220	$159
Warranty expense	15	30	19	88
Deductions and other	(7)	(23)	(16)	(46)

Ending balance	$223	$201	$223	$201

Shipping and Handling Costs
     Shipping and handling costs are included in costs of revenue in the condensed consolidated statements of income.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
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
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. See Note 6 for additional disclosure relating to income taxes and the adoption and application of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).
Concentration of Credit Risk
     Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments, accounts receivable and investment in sales-type lease receivables. The Company does not require collateral or other security to support financial instruments subject to credit risk. To minimize the financial statement risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded the reserves established by management. The Company maintains cash, cash equivalents and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and the Company’s investment policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.
Single or Limited Source Suppliers
     The Company currently obtains certain key components of its products from single or limited sources. The Company purchases components pursuant to purchase orders, and in select cases, long-term supply agreements, and generally does not maintain large volumes of inventory. The Company has experienced shortages and delays in obtaining certain components of its products in the past. The Company may experience similar shortages and delays in the future. The disruption or termination of the supply of components or a significant increase in the costs of these components from these sources could have a material adverse effect on the Company’s business, financial position and results of operations and cash flows.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
Net Income Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts for the three and six months ended June 30, 2007 and July 1, 2006, were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options, unvested restricted stock, and convertible debt during those periods.
     For the three and six months ended June 30, 2007 and July 1, 2006, approximately 2,569,000 and 2,371,000, respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.
     Basic and diluted net income per share amounts for the three and six months ended June 30, 2007 and July 1, 2006 were determined as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Basic:
Net income	$1,488	$2,125	$2,004	$4,062
Weighted average shares outstanding	21,836	22,442	22,122	22,389

Basic net income per share	$0.07	$0.09	$0.09	$0.18

Diluted:
Net income	$1,488	$2,125	$2,004	$4,062
Interest expense on convertible debt, net	115	—	115	—

Net income, as adjusted	$1,603	$2,125	$2,119	$4,062

Weighted average shares outstanding	21,836	22,442	22,122	22,389
Effect of dilutive stock options and restricted stock	638	1,071	553	1,395
Conversion of convertible debt	801	—	401	—

Weighted average shares assuming dilution	23,275	23,513	23,076	23,784

Diluted net income per share	$0.07	$0.09	$0.09	$0.17

Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income, the only other element of comprehensive income is the unrealized gains (losses) on its marketable securities for all periods presented.
Stock-Based Compensation
     The Company has three stock-based employee compensation plans, one stock-based non-employee director compensation plan and an employee stock purchase plan. Stock options and restricted common stock generally vest over three to four years and provide, in certain instances, for the acceleration of vesting upon a change of control of the Company. Options under these plans terminate ten years from the date of grant. The Company’s stock option plans provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 11,410,000 shares of common stock to employees, directors, consultants and advisors.
     Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2007 and July 1, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Option Activity:
     A summary of stock option activity as of June 30, 2007 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2006	4,160	$17.00
Granted	427	16.03
Exercised	(105)	15.81
Canceled	(54)	24.79

Outstanding at June 30, 2007	4,428	$17.10	6.18	$9,820

Vested or expected to vest at June 30, 2007	4,341	$17.02	6.13	$9,815

Exercisable at June 30, 2007	3,119	$15.39	5.22	$9,714

     Cash received from stock option exercises under all stock-based compensation plans for the three and six months ended June 30, 2007 was approximately $434,000 and $906,000, respectively, and was approximately $712,000 and $1,956,000 for the three and six months ended July 1, 2006, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2007 was approximately $300,000 and $981,000, respectively, and was approximately $1,415,000 and $3,508,000 for the three and six months ended July 1, 2006, respectively. The estimated fair value of options that vested during the three and six months ended June 30, 2007 was approximately $1,687,000 and $3,470,000, respectively, and was approximately $1,562,000and $3,132,000 for the three and six months ended July 1, 2006, respectively.
     A summary of unvested restricted stock activity as of June 30, 2007 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Unvested at December 31, 2006	47	$23.95
Granted	324	16.16
Vested	(50)	17.45

Unvested at June 30, 2007	321	$17.06

     As of June 30, 2007, total compensation cost related to unvested restricted stock not yet recognized was $5,450,000, which is expected to be recognized in the statement of income over a weighted-average period of 39 months. The fair value of shares that vested for the three and six months ended June 30, 2007 was approximately $439,000 and $871,000, respectively, and was approximately $90,000 and $145,000, respectively for the three and six months ended July 1, 2006.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Grant-date fair value:
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The following table provides information regarding options granted during the three and six months ended June 30, 2007 and July 1, 2006, and the assumptions the Company used to calculate the grant-date fair value:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Options granted	33,325	55,125	425,925	559,485
Weighted average exercise price	$16.03	$25.55	$16.14	$28.89
Weighted average grant date fair value	$7.50	$11.64	$7.61	$12.49

Assumptions:
Risk-free interest rate	4.72%	5.06%	4.54%	4.70%
Expected term	5 years	5 years	5 years	5 years
Expected volatility	45%	44%	46%	42%
Expected dividend yield	—	—	—	—
Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three and six months ended June 30, 2007, the Company applied a forfeiture rate of approximately 5.0%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. The Company’s results for the three and six months ended June 30, 2007 include stock-based compensation expense of approximately $2,137,000 and $4,354,000, and approximately $1,653,000 and $3,294,000 in the three and six months ended July 1, 2006, respectively, which amounts are included in the condensed consolidated statements of income within the applicable operating expense where the Company reports the option holders’ and restricted stock holders’ compensation cost.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     As of June 30, 2007, total compensation cost related to unvested stock options not yet recognized was $12,779,000, which is expected to be recognized in the statement of income over a weighted-average period of approximately 14 months.
     For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense for non-employees of approximately $9,000 and $15,000, respectively, resulting from the grant of stock options to purchase 800 shares of common stock to one consultant and an award of 600 shares of common stock to another consultant.
     For the three months ended July 1, 2006, the Company awarded 300 shares of common stock to a consultant which resulted in approximately $7,000 of stock-based compensation expense. For the six months ended July 1, 2006, the Company granted options to purchase 800 shares of common stock to a consultant which resulted in approximately $10,000 of stock-based compensation expense and awarded 600 shares of common stock to a consultant which resulted in approximately $15,000 of stock-based compensation expense.
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
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its results of operations, financial position or cash flow.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(3) Comprehensive Income
     The Company’s total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$1,488	$2,125	$2,004	$4,062
Other comprehensive income:
Unrealized gain on marketable securities	42	26	37	37

Comprehensive income	$1,530	$2,151	$2,041	$4,099

(4) Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	June 30,	December 31,
	2007	2006
Total minimum lease payments receivable	$6,297	$6,148
Less:
Unearned interest income	1,003	972
Allowance for lease payments	702	866

Net investment in sales-type leases	4,592	4,310
Less — current portion	1,521	1,493

	$3,071	$2,817

(5) Inventory
     Inventory consists of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$3,281	$3,607
Work-in-progress	74	156
Finished goods	3,521	2,738

	$6,876	$6,501

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(6) Income Taxes
     The Company is subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and six months ended June 30, 2007, the Company recorded a tax provision of $1,882,000 and $2,458,000, respectively. Income before income taxes for the three and six months ended June 30, 2007 was $3,370,000 and $4,462,000, respectively. The provision for income taxes was the result of applying an effective income tax rate of 56% and 55% to income before tax for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2007, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R. For the three and six months ended July 1, 2006, the Company recorded a tax provision of $33,000 and $56,000, respectively, and continued to maintain a full valuation allowance on its tax benefits.
     Through the third quarter of 2006, the Company maintained a full valuation allowance on its deferred tax assets. Upon achieving three-years of cumulative profitability, the Company began to weigh the positive and negative evidence included in SFAS 109 “Accounting For Income Taxes,” on a quarterly basis to determine if it believed that it was more likely than not that some or all of its deferred tax assets would be realized. In connection with this analysis, the Company reviewed its cumulative history of earnings before taxes over a three-year period and its projections of future taxable income. As of December 31, 2006, after finalizing the 2007 forecast, the Company concluded that the projections supported taxable income for the foreseeable future, and therefore, the Company reversed $28,200,000 of its valuation allowance. The projections of future taxable income include significant judgment and estimation. If the Company is not able to achieve sufficient taxable income in future periods, it might need to record additional valuation allowances on its deferred tax assets in future periods that could be material to the Company’s consolidated financial statements.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a charge of approximately $371,000 to the January 1, 2007 retained earnings balance. As of January 1, 2007, the Company had gross unrecognized tax benefits of $726,000. Of this total, $626,000 (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Also as of the adoption date, the Company had not accrued interest expense related to these unrecognized tax benefits. When appropriate the Company will recognize interest accrued and penalties if incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the six months ended June 30, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Revenue by geographic region and as a percentage of total revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Geographic Area by Region
Domestic	$20,708	$17,845	$39,082	$34,662
International	5,933	4,786	11,678	9,857

Total	$26,641	$22,631	$50,760	$44,519

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Geographic Area by Region
Domestic	78%	79%	77%	78%
International	22	21	23	22

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2007 or July 1, 2006.
(8) Commitments and Contingencies
     Leases
     In February 2006, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 136,500 square feet of research and development, sales and marketing, production and general and administrative space in Norwood, Massachusetts. The lease expires in December 2016, and the Company has been granted the option to extend the term for three additional five-year periods. In connection with this lease, the Company provided a security deposit in the amount of $911,000 to the lessor in accordance with the terms of the lease agreement. This lease is classified as an operating lease. The lease contains a rent escalation clause that requires additional rental amounts in the later years of the term. Rent expense is being recognized on a straight-line basis over the minimum lease term.
(9) Loan Agreements
     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit which expires in May 2008. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At June 30, 2007, the Company had outstanding standby letters of credit with the commercial bank of approximately $991,000. At June 30, 2007, there was no outstanding balance under this revolving line of credit.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying condensed consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At June 30, 2007, the Company had $1,011,000 classified as restricted cash on the condensed consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Norwood, Massachusetts and its old Newton facility. At June 30, 2007, the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(10) Termination and Repurchase Agreement with Boston Scientific Corporation
     On June 11, 2007, the Company entered into a Termination and Repurchase Agreement with Boston Scientific Corporation. Under the terms of the agreement, the Company and Boston Scientific Corporation agreed to terminate the following agreements:
•	the OEM Product Development Agreement dated as of August 7, 2002 (as amended January 31, 2005 and February 5, 2007, the “2002 Agreement”), pursuant to which the Company was to develop certain products that Boston Scientific Corporation would then commercialize in the area of monitoring patients under sedation in a range of less invasive medical specialties, and pursuant to which the Company granted Boston Scientific Corporation an exclusive option to become the distributor for a period of time of certain products;

•	the Product Development and Distribution Agreement dated as of May 23, 2005 (the “2005 Agreement”) pursuant to which the Company was to develop new applications of its brain-monitoring technology in the area of the diagnosis and treatment of neurological, psychiatric and pain disorders and Boston Scientific was appointed the exclusive distributor of such products; and

•	the Letter Agreement dated August 7, 2002, and Security Agreement dated August 7, 2002, pursuant to which Boston Scientific Corporation agreed to make revolving interest-bearing loans to Aspect from time to time at the request of Aspect, such revolving loans being evidenced by a promissory note in the original principal amount of $5,000,000 dated August 7, 2002.
     In addition to the termination of the agreements referenced above, the Company repurchased 2,000,000 shares of its common stock held by Boston Scientific Corporation at a price of approximately $15.91 per share. This price represents the average of the closing prices of the Company’s common stock as reported on the Nasdaq Global Market for the 20 consecutive trading days up to and including the date of the Termination and Repurchase Agreement. The Company repurchased these shares on June 13, 2007 for $31,816,000. These shares have been cancelled and retired. In accordance with the agreement, for a period of 180 days following the date of the agreement, the Company has the right to purchase any or all of the balance of Boston Scientific Corporation’s position in the Company at a price of $15.00 per share or the average of the closing prices for the Company’s common stock over the 10 trading days prior to the Company’s exercising its right to repurchase, whichever is higher. Additionally, Boston Scientific Corporation has agreed that for a period of 180 days after the effective date of the agreement that it would not sell, contract to sell, grant any option to purchase or dispose of any of the shares of the Company’s common stock held of record by Boston Scientific Corporation on the effective date.
     In connection with the termination of the 2002 Agreement and the 2005 Agreement, the Company recognized approximately $3,550,000 of strategic alliance revenue for the quarter ended June 30, 2007. Of this amount, approximately $3,835,000 represents the amount that had been recorded previously in deferred revenue relating to the 2002 Agreement, which represented the unamortized portion of the purchase price of $7.00 in excess of the closing price of the Company’s common stock on August 7, 2002 of $2.59. The $3,835,000 was offset by approximately $285,000 for a receivable from Boston Scientific Corporation which had been recorded in the financial statements for the quarter ended March 31, 2007 relating to the 2005 Agreement with Boston Scientific Corporation. Upon the termination of the 2005 Agreement, the Company reversed the receivable amount against strategic alliance revenue where it was originally recorded in the income statement.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(11) Convertible Debt
     In June 2007, the Company completed a private placement of $125,000,000 aggregate principal amount of 2.5% convertible notes due 2014 (the “notes”). The notes are senior unsecured obligations and will rank equally with all of its existing and future senior debt and to all of the Company’s subordinated debt. Interest on the notes is payable semiannually in cash on June 15th and December 15th of each year with the first payment being made on December 15, 2007. The notes will mature on June 15, 2014. Net proceeds received from the issuance of the notes were approximately $121,000,000, which is net of the underwriter’s discount of approximately $4,000,000. In connection with the notes offering, the Company incurred total offering costs of approximately $4,471,000 which have been recorded as deferred financing fees in the condensed consolidated balance sheet and are being amortized on a straight-line basis over the term of the notes. As of June 30, 2007, approximately $20,000 of the offering costs had been amortized to interest expense.
     Holders may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding March 15, 2014 only under the following circumstances:
•	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day;

•	during any calendar quarter (and only during such quarter) after the calendar quarter ending September 30, 2007, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or

•	upon the occurrence of specified corporate events.
     The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, March 15, 2014 through the scheduled trading day immediately preceding the maturity date of the notes.
     The initial conversion rate for the notes will be 52.4294 shares of common stock per $1,000 in principal amount of notes, which is equivalent to an initial conversion price of approximately $19.07 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “make-whole fundamental change” (as defined in the indenture dated as of June 20, 2007 between the Company and U.S. Bank National Association, (the “Indenture”) occurs prior to the maturity date of the notes, the Company will in some cases increase the conversion rate for a holder that elects to convert its notes in connection with such “make-whole fundamental change”. No adjustment to the conversion rate will be made if the Company’s stock price is less than $15.57 per share or if the stock price exceeds $50.00 (in each case subject to adjustment).
     Unless the Company obtains stockholder authorization to utilize the net share settlement feature of the notes and the Company irrevocably elects such settlement method at any time on or prior to the 45th scheduled trading day preceding the maturity date of the notes, upon conversion the Company will deliver a number of shares of its common stock equal to the conversion rate on the related conversion date for each $1,000 principal amount of notes. The Company will deliver cash in lieu of any fractional shares of its common stock based on the last reported sale price of its common stock on the related conversion date (or, if the conversion date is not a trading day, on the next succeeding trading day). If the Company obtains stockholder approval of the net share settlement feature in connection with the potential conversion of the notes, then upon conversion of the notes the Company would (1) pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and (2) issue shares of its common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period.
     The Company will not make any sinking fund payments in connection with the notes and the notes may not be redeemed by the Company prior to maturity date.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     In connection with the offering of the notes, the Company repurchased an additional 1,000,000 shares of its common stock for $15,570,000 in privately negotiated transactions. These shares have been cancelled and retired.
(12) Stock Repurchase Program
     On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of June 30, 2007, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. Of the total shares repurchased, 276,493 shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of June 30, 2007, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.
(13) Subsequent Event
     On July 10, 2007, the Company exercised its right under the Termination and Repurchase Agreement and repurchased an additional 2,500,000 shares of common stock from Boston Scientific Corporation for $37,655,000. The repurchased shares were cancelled and retired. The remaining number of shares of common stock available to be repurchased from Boston Scientific Corporation is 1,513,239.

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
     The following chart summarizes our principal product offerings:

	Initial
	Commercial	Date of Clearance of
Product	Shipment	510 (k) Notification	Description
EQUIPMENT

BIS VIEW	Pending	June 2007	Basic-featured standalone monitor which has few optional user configurations compared with the BIS VISTA monitor.

BIS VISTA	2006	September 2005	Monitor that offers an enhanced display and user interface as well as greater processing capability compared to our other monitors.

BISx system	2004	February 2004	BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers.

BIS XP System	2001	June 2001	BIS system offering enhanced performance capabilities and expanded benefits as compared to the previous version of the BIS system, designed to enable more precise measurement of brain activity to assess the level of consciousness.

BIS Module Kit — 4 Channel Support	2001	October 2000	Same as standard BIS Module Kit plus 4 channel EEG monitoring capability.

A-2000 BIS Monitor	1998	February 1998	Compact, lightweight, portable third-generation BIS monitor.

BIS Module Kit	1998	October 2000	Components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers.

SENORS

Semi-Reusable (SRS) Sensor	2005	February 2005	Semi-reusable version of a BIS Sensor that uses the same algorithm and hardware as our other disposable sensors. Currently available only in markets outside the United States, excluding Japan.

BIS Extend Sensor	2002	October 2000	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that was designed for patients who are typically monitored for extended periods.

	Initial
	Commercial	Date of Clearance of
Product	Shipment	510 (k) Notification	Description
BIS Pediatric Sensor	2001	October 2000	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is smaller and easier to apply to children.

BIS Quatro Sensor	2001	October 2000	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is designed to offer enhanced performance in deep anesthetic states and enhanced resistance to interference from noise sources.

BIS Sensor Plus	2001	January 2000	Second-generation disposable sensor for use with our BIS Monitors and BIS Module Kit.

BIS Standard Sensor	1997	October 1996	Disposable sensor for use with our BIS Monitors and BIS Module Kit.
     We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We have also historically derived a portion of our revenue from our strategic alliances, primarily with Boston Scientific Corporation, which was terminated in June 2007. To assist management in assessing and managing our business, we segregate our revenue by sales by region, sales by products and revenue derived from our strategic alliance, as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(dollars in thousands)
Domestic revenue	$20,708	$17,845	$39,082	$34,662
Percent of total revenue	78%	79%	77%	78%

International revenue	$5,933	$4,786	$11,678	$9,857
Percent of total revenue	22%	21%	23%	22%

Total revenue	$26,641	$22,631	$50,760	$44,519

BIS Sensor revenue	$18,563	$15,868	$36,117	$31,453
Percent of total revenue	70%	70%	71%	71%

Equipment revenue	$4,516	$5,313	$9,397	$10,170
Percent of total revenue	17%	24%	19%	23%

Strategic alliance revenue	$3,562	$1,450	$5,246	$2,896
Percent of total revenue	13%	6%	10%	6%

Total revenue	$26,641	$22,631	$50,760	$44,519
     At June 30, 2007, we had cash, cash equivalents, restricted cash and investments of approximately $140.2 million and working capital of approximately $142.5 million.
     We follow a system of fiscal quarters as opposed to calendar quarters. Therefore, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.
     We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the increase in our installed base of Equipment resulting from the sale of BIS monitors and the sale of original equipment manufacturers’ equipment incorporating our BIS Module Kit or BISx system has been the primary reason for the growth in revenue from the sale of BIS Sensors. In order to successfully grow our revenue, we need to continue to focus on both selling our Equipment and increasing the use of our sensors and increasing procedure penetration. To achieve this growth, we plan to continue to implement new sales and marketing programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total

Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.
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
     For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period it is acquired. Revenue from sales-type leases accounted for approximately 2% and 3% of total product revenue in the three and six months ended June 30, 2007 and approximately 4% and 2% in the three and six months ended July 1, 2006, respectively.
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
     We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers) and, most recently in 2005, our BIS XP system. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 13% of international revenue in both the three and six months ended June 30, 2007 and approximately 11% and 12% of international revenue in the three and six months ended July 1, 2006.
     During the first quarter of 2006, we adopted Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standard, or SFAS, 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the three and six months ended June 30, 2007, we recognized approximately $2.1 million and $4.4 million, respectively, of stock-based compensation expense in our condensed consolidated statements of income and in the three and six months ended July 1, 2006, we recognized approximately $1.7 million and $3.3 million of stock-based compensation expense. See Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results through the third quarter of 2007 and beyond. These factors include the impact of the shift in our placements from BIS monitors to original equipment manufacturer products, which may lead to a reduction in gross margin on Equipment, the continued challenges of the worldwide economy and the risk that we may not realize expected benefits of industry pronouncements on anesthesia awareness, including the Sentinel

Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations, the Practice Advisory on Interoperative Awareness, which was approved by the American Society of Anesthesiologists House of Delegates in October 2005 and the position statement regarding unintended awareness issued by the American Association of Nurse Anesthetists, or AANA. In addition, in Japan, Nihon Kohden received approval of the BIS XP system in 2005 and we may not recognize the potential benefits of this approval for some time, if at all.
Recent Developments
Sale of 2.50% Convertible Senior Notes due 2014
     In June 2007, we completed a private placement of $125,000,000 aggregate principal amount of 2.5% convertible notes due 2014, which we refer to as the notes. The notes are senior unsecured obligations and will rank equally with all of our existing and future senior debt and to all of our subordinated debt. Interest on the notes is payable semiannually in cash on June 15th and December 15th of each year with the first payment being made on December 15, 2007. The notes will mature on June 15, 2014. Net proceeds received from the issuance of the notes were approximately $121,000,000, which is net of the underwriter’s discount of approximately $4,000,000. In connection with the notes offering, we incurred total offering costs of approximately $4,471,000.
     The initial conversion rate for the notes is 52.4294 shares of common stock per $1,000 in principal amount of notes, which is equivalent to an initial conversion price of approximately $19.07 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. No adjustment to the conversion rate will be made if our stock price is less than $15.57 per share or if our stock price exceeds $50.00 (in each case subject to adjustment).
     Currently, the notes are convertible, under certain circumstances, solely into shares of our common stock. However, if we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of such notes, and irrevocably elect to use such feature, then upon conversion of such notes we would (1) pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and (2) issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period.
Termination of Alliance with Boston Scientific Corporation and Related Stock Repurchase
     In June 2007, we terminated our alliance with Boston Scientific Corporation and regained the commercial rights to products developed under the alliance that we previously shared. In connection with the termination of our alliance we have also repurchased an aggregate of 4,500,000 shares of our common stock from Boston Scientific Corporation, and we have an option, which is exercisable during the six-month period following June 11, 2007, to repurchase the remaining 1,513,239 shares of our common stock held by Boston Scientific Corporation.
Termination and Repurchase Agreement.
     On June 11, 2007, we entered into a termination and repurchase agreement with Boston Scientific Corporation pursuant to which:
•	We agreed to repurchase, and Boston Scientific Corporation agreed to sell, 2,000,000 shares of our common stock held by Boston Scientific Corporation at a price per share of $15.91 per share, which represents the average of the closing prices of our common stock for the 20 consecutive trading days up to and including the date of the agreement. We plan to complete this purchase on or about June 13, 2007.

•	Boston Scientific Corporation agreed that for a period of 180 days after the date of the termination and repurchase agreement, it would not, without our prior written consent, sell, contract to sell, grant any option to purchase, or dispose of any of the shares of common stock held of record by Boston Scientific Corporation on the date of the agreement, except to us.

•	Boston Scientific Corporation granted to us an option, which we may exercise from time to time in one or more transactions until December 7, 2007, to purchase up to all of the remaining 4,013,239 shares of our common stock held of record by Boston Scientific Corporation on the date of the termination and repurchase agreement at a repurchase price equal to the greater of (x) $15.00 per share and (y) the average of the closing prices of our common stock as reported on the NASDAQ Global Market for the 10 consecutive trading days up to and including the date of our exercise of such option. Subsequent to the end of the quarter, we exercised this option in part and repurchased an additional 2,500,000 shares from Boston Scientific Corporation at a purchase price of $15.06 per share.

•	We and Boston Scientific Corporation mutually agreed to terminate in their entirety the following agreements between the parties:

•	The original equipment manufacturer product development agreement dated as of August 7, 2002, as amended. Under this agreement, Boston Scientific had an option to distribute products in the area of procedural sedation.

•	The product development and distribution agreement dated as of May 23, 2005 pursuant to which Aspect was seeking to develop new applications of its brain-monitoring technology in the area of the diagnosis and treatment of neurological, psychiatric and pain disorders, and Boston Scientific Corporation was appointed the exclusive distributor of such products, assuming successful development. Under the termination agreement, Boston Scientific Corporation is relieved from all current and future obligations, including its commitment to provide $25 million over five years to support our research in the areas of depression and Alzheimer’s disease, of which it had paid $10 million to date.

•	An agreement and related security agreement pursuant to which Boston Scientific Corporation agreed to make available to us revolving interest-bearing loans of up to $5,000,000. There were no amounts outstanding under this agreement.
Registration Rights Agreement
     We also entered into a registration rights agreement with Boston Scientific Corporation pursuant to which, at any time on or after our option to purchase the shares has expired, if we have not repurchased all of the shares of common stock held by Boston Scientific Corporation, and it continues to hold 10% or more of our outstanding common stock, Boston Scientific Corporation may request that we file a registration statement covering any such remaining shares.
Interim Results of BRITE Major Depression Study
     On May 21, 2007, we announced interim study results from our BRITE, or Biomarkers for Rapid Identification of Treatment Effectiveness, trial in major depression. The interim study results suggest that our EEG-based research technology is a significant predictor of patient response to treatment of depression with a selective serotonin reuptake inhibitor, or SSRI, after one week of treatment. Further, the study results suggest that the technology may help expedite the process of identifying effective antidepressant drug therapy. Our Antidepressant Treatment Response, or ATR, index achieved statistical significance in predicting seven week clinical response as measured by the standard Hamilton Depression Rating Scale after just one week on treatment with an SSRI. In addition, a retrospective analysis of BRITE trial subjects demonstrated that patients who received treatment in accordance with the ATR index were significantly more likely to respond to treatment than the other patients in the trial.
     We are conducting the BRITE trial in collaboration with leading depression researchers at ten facilities across the United States. Enrollment for the trial, which includes approximately 375 subjects, was completed in March 2007 and an analysis of the full study results is planned for the second half of 2007. There can be no guarantee that the results of the full study will support, or be consistent with, the results of the interim study or that, if they are consistent, we will be able to recognize any potential benefits to our business from the BRITE trial results.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We believe that our critical accounting policies and estimates are as follows:
Revenue Recognition
     We sell our BIS monitors primarily through a combination of a direct sales force and distributors. Our original equipment manufacturer products are sold to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or ,EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.
     We also recognize revenue from prepaid license and royalty fees. This revenue is deferred until product shipment or delivery in accordance with the terms of the agreement and license and royalty fees are earned in accordance with the terms of the respective agreements. In August 2002, we recorded approximately $6.3 million of deferred revenue related to an OEM product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2002 OEM product development and distribution agreement. In June 2007, we terminated the 2002 OEM product development and distribution agreement and as a result, at that time we recognized the remaining $3,835,000 that had been previously deferred under this agreement.
     In May 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2005 product development and distribution agreement. Pursuant to this agreement, Boston Scientific Corporation agreed to provide to us up to $25.0 million to fund the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders. In June 2007, we terminated the 2005 product development and distribution agreement with Boston Scientific Corporation. In connection with the termination of the agreement, we reversed a receivable of approximately $285,000 that we had recorded in March 2007 against the strategic alliance revenue where it had originally been recorded in the statement of income. Revenue was being recognized on allowable product development activities pursuant to this agreement as the services were performed and costs were incurred.
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
Stock-Based Compensation
     SFAS No. 123R, which we adopted in the first quarter of 2006, requires that stock-based compensation expense associated with equity instruments be recognized in the condensed consolidated statement of income, rather than being disclosed in a pro forma footnote to the condensed consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair value using the Black-Scholes valuation model. The use of valuation models requires us to make estimates with respect to the following assumptions:
Risk-free interest rate: the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
Expected term: the expected term of an employee option is the period of time for which the option is expected to be outstanding. We use a Monte Carlo simulation model to estimate the expected term assumption in determining the grant date valuation as we believe that this information is currently the best estimate of the expected term of a new option.
Expected volatility: in estimating expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility for the three and six months ended June 30, 2007. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 5.0% in our calculation at June 30, 2007. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and the amount of restricted stock issued in future periods.
     As of June 30, 2007, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $12.8 million and $5.5 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 14 months and 39 months, respectively.

Allowance for Doubtful Accounts
     We determine our allowance for doubtful accounts by making estimates and judgments based on our historical collections experience, current trends, historical write-offs of our receivables, our credit policies and a percentage of our accounts receivable by aging category. We also review the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. While credit losses have historically been within our expectations and the provisions established, our credit loss rates in the future may not be consistent with our historical experience. To the extent that we experience a deterioration in our historical collections experience or increased credit losses, bad debt expense would likely increase in future periods.
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
Income Taxes
     Through the third quarter of 2006, we maintained a full valuation allowance on our deferred tax assets. Upon achieving three-years of cumulative profitability, we began to weigh the positive and negative evidence included in SFAS 109 “Accounting For Income Taxes,” on a quarterly basis to determine if we believed that it was more likely than not that some or all of our deferred tax assets would be realized. In connection with this analysis, we reviewed our cumulative history of earnings before taxes over a three-year period and our projections of future taxable income. As of December 31, 2006, after finalizing the 2007 forecast, we concluded that the projections support taxable income for the foreseeable future, and therefore, we reversed $28.2 million of our valuation allowance. The projections of future taxable income include significant judgment and estimation. If we are not able to achieve sufficient taxable income in future periods, we might need to record additional valuation allowances on our deferred tax assets in future periods that could be material to our consolidated financial statements.

Results of Operations
     The following tables present, for the periods indicated, financial information expressed as a percentage of revenue and a summary of our total revenue. This information has been derived from our condensed consolidated statements of income included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Costs of revenue	22	24	23	24

Gross profit margin	78	76	77	76

Operating expenses:
Research and development	16	16	17	16
Sales and marketing	38	40	40	40
General and administrative	15	14	15	14

Total operating expenses	69	70	72	70

Income from operations	9	6	5	6
Interest income, net	4	3	4	3

Income before income taxes	13	9	9	9
Provision for incomes taxes	7	—	5	—

Net income	6%	9%	4%	9%

Three and Six Months Ended June 30, 2007 Compared with the Three and Six Months Ended July 1, 2006

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	June 30,	July 1,	Increase	June 30,	July 1,	Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(in thousands, except			(in thousands, except unit
	unit amounts)			amounts)
Revenue — Worldwide
BIS Sensor	$18,563	$15,868	17%	$36,117	$31,453	15%

BIS monitor	2,984	3,670	(19)%	5,879	6,318	(7)%
Original equipment manufacturer products	856	1,173	(27)%	1,973	2,771	(29)%
Other equipment and accessories	676	470	44%	1,545	1,081	43%

Total Equipment	4,516	5,313	(15)%	9,397	10,170	(8)%

Total product revenue	23,079	21,181	9%	45,514	41,623	9%
Strategic alliance	3,562	1,450	146%	5,246	2,896	81%

Total revenue	$26,641	$22,631	18%	$50,760	$44,519	14%

Unit Analysis — Worldwide
BIS Sensors	1,331,000	1,124,000	18%	2,568,000	2,211,000	16%
BIS monitors	849	1,193	(29)%	1,807	2,045	(12)%
Original equipment manufacturer BIS products	1,056	1,294	(18)%	2,530	2,794	(9)%
Installed base	43,366	36,226	20%	43,366	36,226	20%
     Revenue. Revenue from the sale of BIS Sensors increased approximately 17% in the three months ended June 30, 2007 compared with the three months ended July 1, 2006. The increase in revenue from the sale of BIS Sensors during this period was primarily attributable to an increase of approximately 18% in the number of BIS Sensors sold, which we attribute to the growth in the installed base of BIS monitors and original equipment manufacturer products and a slight increase in the domestic average selling price for BIS Sensors. During this period, sensor units sold domestically increased approximately 12% from approximately 795,000 BIS Sensors sold during the second quarter of 2006 to approximately 890,000 BIS Sensors sold during the second quarter of 2007, while sensor units sold internationally increased approximately 34%, from 329,000

BIS Sensors sold during the second quarter of 2006 to 441,000 BIS Sensors sold during the second quarter of 2007. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 20% to 43,366 units at June 30, 2007 compared with 36,226 units at July 1, 2006.
     During the three months ended June 30, 2007 compared with the three months ended July 1, 2006, total Equipment revenue decreased approximately 15%. The decrease in Equipment revenue during this period was primarily driven by a decrease of 27% in original equipment manufacturer product revenue and a decrease in BIS monitor revenue of approximately 19%, offset by an increase in other equipment revenue of 44%. The decrease in original equipment manufacturer product revenue was a result of a decrease of approximately 18% in the number of products shipped to our original equipment manufacturers combined with a decrease in the average selling price. In the second quarter of 2006, we shipped 1,294 original equipment manufacturer products compared with 1,056 original equipment manufacturer products shipped in the second quarter of 2007. The majority of the decrease in OEM product revenue related to domestic revenue which was attributable to a decrease of approximately 40% in original equipment manufacturer products shipped, from 379 products shipped in the three months ended July 1, 2006 compared with 228 original equipment manufacturer products shipped in the three months ended June 30, 2007. The 19% decrease in monitor revenue was driven by a decrease of approximately 29% in the number of monitor units shipped, from 1,193 monitor units shipped in the three months ended July 1, 2006 compared with 849 monitor units shipped in the three months ended June 30, 2007. The second quarter of 2006 was a strong quarter for monitor shipments as that was the first full quarter that we had commercial shipments of our VISTA monitor which was launched at the end of the first quarter of 2006. Additionally, the decrease in unit sales of monitors reflects the shift in our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. The decrease in revenue from the shipment of monitors was offset by an increase in the average selling price of approximately 14%.
     In the six months ended June 30, 2007, revenue from the sale of BIS Sensors increased approximately 15% compared with the six months ended July 1, 2006. The increase in revenue from the sale of BIS Sensors was primarily attributable to an increase in the number of BIS Sensors sold, from approximately 2.2 million BIS Sensors sold during the six months ended July 1, 2006 to approximately 2.6 million sold during the six months ended June 30, 2007. BIS Sensor sales domestically increased 10%, from approximately 1.6 million sensors sold in the six months ended July 1, 2006 to approximately 1.7 million sensors sold in the six months ended June 30, 2007. The number of BIS Sensors sold internationally increased approximately 32% from approximately 627,000 BIS Sensors sold during the six months ended July 1, 2006 to approximately 827,000 sold during the six months ended June 30, 2007.
     In the six months ended June 30, 2007, total Equipment revenue decreased approximately 8% compared with the six months ended July 1, 2006. The decrease in Equipment revenue during the 2007 period was primarily driven by a decrease in original equipment manufacturer product revenue of approximately 29%. The decrease in original equipment manufacturer product revenue was the result of a decrease of approximately 9% in the number of products shipped to our original equipment manufacturers from 2,794 original equipment manufacturer products shipped in the first six months of 2006 compared with 2,530 products shipped in the first six months of 2007. The majority of this decrease was related to international with 2,228 original equipment manufacturer products shipped during the first six months of 2006 compared with 1,901 original equipment manufacturer products shipped during this same period of 2007.

     In the three and six months ended June 30, 2007, we recorded strategic alliance revenue of approximately $3.6 million and $5.2 million, respectively, compared with strategic alliance revenue of approximately $1.5 million and $2.9 million, respectively, in the three and six months ended July 1, 2006. The strategic alliance revenue in all of these periods was primarily attributable to the revenue we recognized from our agreements with Boston Scientific Corporation. In June 2007, we entered into a Termination and Repurchase Agreement with Boston Scientific Corporation pursuant to which all agreements with Boston Scientific Corporation, including the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement were terminated. In connection with the termination of these agreements, we recognized approximately $3.6 million of strategic alliance revenue in our statement of income for the three and six months ended June 30, 2007. This $3.6 million of revenue is composed of $3.8 million which was recognized from the 2002 OEM product development and distribution agreement net of a $285,000 receivable from Boston Scientific Corporation under the 2005 product development and distribution agreement.
     Our gross profit margin was approximately 78.4% and 76.7% of revenue in the three and six months ended June 30, 2007, respectively, compared with a gross profit margin of approximately 76.1% and 75.8% of revenue in the three and six months ended July 1, 2006, respectively. The increase in the gross profit margin in the three and six months ended June 30, 2007 compared with the three and six months ended July 1, 2006 is primarily attributable to the increased revenue we recognized from the termination of our agreements with Boston Scientific Corporation which had no related impact on costs of revenue.
     Our gross product margin was approximately 75.0% and 74.0% of revenue in the three and six months ended June 30, 2007, respectively, compared with a gross product margin of approximately 74.5% and 74.2% of revenue in the three and six months ended July 1, 2006, respectively. The slight increase in the gross product margin in the three months ended June 30, 2007 compared with the three months ended July 1, 2006 was a result of favorable changes in the mix of sensors to hardware and improvements in both BIS Sensor and BIS monitor average selling prices.
Expense Overview

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	June 30,	July 1,	Increase	June 30,	July 1,	Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(in thousands)			(in thousands)
Expenses
Research and development	$4,194	$3,568	18%	$8,414	$7,215	17%
Sales and marketing	$10,199	$9,072	12%	$20,244	$17,805	14%
General and administrative	$4,016	$3,203	25%	$7,680	$6,141	25%
     Research and Development. The increase in research and development expenses in the three months ended June 30, 2007 compared with the three months ended July 1, 2006 was primarily attributable to an increase in compensation and benefits to research and development personnel of approximately $508,000 and an increase in clinical study expenses, excluding expenses related to the BRITE study which we had completed the enrollment for in March 2007, of approximately $62,000. Of the $508,000 increase in compensation and benefits, approximately $208,000 relates to an increase in salaries and wages primarily as a result of annual salary increases which became effective in January 2007 and additional headcount, and approximately $117,000 relates to an increase in stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R, which requires the recognition of stock-based compensation expense in the financial statements for all share-based awards.
     For the six months ended June 30, 2007 compared with the six months ended July 1, 2006, the increase in research and development expenses was due primarily to an increase in compensation and benefits to research and development personnel of approximately $1.0 million. Of the $1.0 million increase, approximately $456,000 relates to an increase in salaries and wages and $294,000 relates to an increase in stock-based compensation expense recorded as a result of the adoption of SFAS No. 123R. We expect the level of research and development expenses in the third quarter of 2007 to be comparable to or below the level of research and development expenses in the second quarter of 2007.

     Sales and Marketing. The increase in sales and marketing expenses in the three months ended June 30, 2007 compared with the three months ended July 1, 2006 was primarily attributable to an increase of approximately $334,000 in compensation and benefits to domestic sales and marketing personnel, an increase of approximately $315,000 in the operating expenses associated with our international subsidiaries, an increase of approximately $230,000 in our commissions paid to our group purchasing organizations and an increase of approximately $188,000 in consulting expenses. Of the $334,000 increase in compensation and benefits for domestic sales and marketing personnel, approximately $222,000 relates to an increase in salaries and wages primarily as a result of annual salary increases and additional headcount, and approximately $116,000 relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R. The $315,000 increase in operating expenses for our international subsidiaries relates primarily to an increase in salaries and wages for international personnel of approximately $133,000 and an increase in commission expense of approximately $144,000.
     For the six months ended June 30, 2007 compared with the six months ended July 1, 2006, the increase in sales and marketing expenses was driven by an increase of approximately $1.1 million in the operating expenses associated with our international subsidiaries, an increase of approximately $941,000 in compensation and benefits to domestic sales and marketing personnel and an increase of approximately $342,000 in commissions paid to group purchasing organizations. The increase in operating expenses of our international subsidiaries was driven by an increase of $941,000 in compensation and benefits to our domestic sales and marketing personnel of which approximately $448,000 relates to an increase in salaries and wages and approximately $252,000 relates to stock-based compensation expense which was recorded as a result of the adoption of SFAS No. 123R. We expect the level of sales and marketing expenses in the third quarter of 2007 to be comparable to or below the level of sales and marketing expenses in the second quarter of 2007.
     General and Administrative. The increase in general and administrative expenses in the three months ended June 30, 2007 compared with the three months ended July 1, 2006 was primarily attributable to an increase in compensation and benefits to general and administrative personnel of approximately $433,000 and an increase of approximately $377,000 in professional fees, including legal fees and accounting related fees. The $433,000 increase in compensation and benefits was primarily the result of an increase of approximately $166,000 of stock-based compensation expense recorded as a result of the adoption of SFAS No. 123R and an increase in salaries and wages of approximately $125,000 primarily as a result of annual salary increases. The increase in professional fees during this period was primarily the result of costs associated with the termination agreement with Boston Scientific Corporation.
     For the six months ended June 30, 2007 compared with the six months ended July 1, 2006, the increase in general and administrative expenses was driven by an increase of approximately $859,000 in compensation and benefits to general and administrative personnel and an increase of $488,000 in professional fees, including legal fees and accounting related fees. Of the $859,000 increase in compensation and benefits, approximately $408,000 relates to an increase in stock-based compensation expense recorded as a result of SFAS No. 123R and approximately $231,000 relates to an increase in salaries and wages. The increase in professional fees was the result of costs associated with the termination agreement with Boston Scientific Corporation. We expect the level of general and administrative expenses in the third quarter of 2007 will comparable to or below the level of general and administrative expenses in the second quarter of 2007.
     Interest Income. Interest income increased to approximately $1.0 million in the three months ended June 30, 2007 from approximately $781,000 in the three months ended July 1, 2006, an increase of approximately 31%. For the six months ended June 30, 2007 compared with the six months ended July 1, 2006 interest income increased approximately 32% from approximately $1.5 million to approximately $2.0 million. The increase in interest income in the three and six months ended June 30, 2007 compared with the three and six months ended July 1, 2006 was primarily attributable to a higher cash and investment balance due to the net proceeds received from the 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest income in the third quarter of 2007 to increase compared with interest income in the second quarter of 2007 due to a higher cash and investment balance.
     Interest Expense. Interest expense was approximately $115,000 in both the three and six months ended June 30, 2007 compared with no interest expense during the three and six month periods ended July 1, 2006. The increase in interest expense in the three and six months ended June 30, 2007 was the result of the 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest expense in the third quarter of 2007 to increase compared with interest expense in the second quarter of 2007.
     Income Taxes. We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and six months ended June 30, 2007, we recorded a tax provision of $1,882,000 and $2,458,000, respectively. Income before tax for the three and six months ended

June 30, 2007 was $3,370,000 and $4,462,000, respectively. The provision was the result of applying an effective income tax rate of 56% and 55% to income before tax for the respective periods. For the three and six months ended June 30, 2007, the difference between the effective tax rates and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS 123R. For the three and six months ended July 1, 2006, we recorded a tax provision of $33,000 and $56,000, respectively, and continued to maintain a full valuation allowance on our tax benefits.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through June 30, 2007, we have raised approximately $212.2 million from equity and debt financings, including the following:
•	net proceeds of approximately $54.6 million from our initial public offering of an aggregate of 4,025,000 shares of common stock in February 2000;

•	approximately $3.4 million in equipment financing;

•	approximately $5.1 million related to our investment in sales-type leases;

•	proceeds of approximately $10.0 million related to our 2002 OEM product development and distribution agreement with Boston Scientific Corporation;

•	proceeds of approximately $8.1 million from the sale of our common stock to Boston Scientific Corporation in 2004;

•	$10.0 million in installment payments from Boston Scientific Corporation received in May 2005 and May 2006 pursuant to the 2005 product development and distribution agreement with Boston Scientific Corporation; and,

•	net proceeds of $121.0 million received in connection with our 2.5% convertible senior notes that we issued in June 2007.
     In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which expires in May 2008. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At June 30, 2007, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At June 30, 2007, the interest rate on the line of credit was 8.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facilities in the amount of approximately $991,000 which is shown on our consolidated balance sheet as restricted cash.
     In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes was $121.0 million, which is net of the underwriters discount of $4.0 million. As of June 30, 2007, we have used approximately $47.4 million of these proceeds to repurchase 3.0 million shares of our common stock, of which 2.0 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of June 30, 2007, we had repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan. The plan was suspended in September 2006.
     Additionally, on July 10, 2007, we exercised our right under the Termination and Repurchase Agreement with Boston Scientific Corporation and repurchased 2.5 million shares of common stock from Boston Scientific Corporation for approximately $37.7 million. We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at June 30, 2007 and cash generated from operations.
     We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations, capital expenditures and service on our convertible notes for at least the next twelve months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program, to meet market demand for our products and to repay our convertible notes.

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
     Currently, our 2.5% convertible senior notes due 2014 are convertible, under certain circumstance, solely into shares of our common stock. However, under the terms of the Indenture and such notes, we will have the option to settle potential conversions of these notes with cash and, if applicable, shares of our common stock, commonly referred to as “net share settlement”, if we first obtain stockholder approval of this net share settlement feature and we irrevocably elect to use such settlement method. If we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of such notes, and we irrevocably elect to use such settlement method, then upon conversion of such notes we would (1) pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and (2) issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period. In order to fund the cash payments due upon conversion pursuant to our irrevocable election to utilize the net share settlement feature we may be required to use a significant portion or all of our existing cash or raise the cash for such payments through the sale of shares of our common stock or additional debt securities or through one or more other financing transactions. We may not have sufficient cash on hand or be able to acquire the necessary funds via financing on terms favorable to us or our stockholders, or at all, which would result in an event of default under the notes. Moreover, the use of a substantial portion of our existing cash may adversely affect our liquidity and cash available to fund growth of our business.
     Working capital at June 30, 2007 was approximately $142.5 million compared with approximately $67.4 million at December 31, 2006.
     Cash provided by operations. We received approximately $4.6 million from operations in the six months ended June 30, 2007 compared with cash received from operations of approximately $4.7 million in the six months ended July 1, 2006. The cash received in the six months ended June 30, 2007 was primarily attributable to our net income, $4.4 million of non-cash stock-based compensation expense and an increase of approximately $1.1 million in accrued liabilities. These were offset by a decrease in deferred revenue of approximately $5.2 million primarily related to the termination of the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement with Boston Scientific Corporation and a decrease in our deferred tax asset of approximately $2.5 million. The cash received in the six months ended July 1, 2006 was primarily attributable to net income of approximately $4.1 million and an increase in non-cash stock-based compensation expense related to stock options of approximately $3.3 million. During the same period, these increases were offset by a decrease in accrued liabilities of approximately $3.1 million. The decrease in accrued liabilities was primarily driven by a decrease in accrued bonus as we paid our 2005 bonuses in the first quarter of 2006.
     Cash used for investing activities. We used approximately $8.1 million of cash in investing activities in the six months ended June 30, 2007 compared with approximately $1.6 million of cash provided by investing activities in the six months ended July 1, 2006. The cash used in the three months ended June 30, 2007 was primarily the result of net purchases of marketable securities of approximately $6.2 million and approximately $1.9 million in capital expenditures primarily due to spending related to our new facility and the purchase of components for our new automated sensor manufacturing lines. The cash received in the six months ended July 1, 2006 was primarily the result of net proceeds from sales and maturities of marketable securities of approximately $4.6 million offset by capital expenditures of approximately $2.0 million related to the purchase of components for two automated sensor manufacturing lines and $1.0 million of restricted cash for the lease of our new facility. We anticipate the level of capital expenditures in the third quarter of 2007 will decrease compared with the level of capital expenditures in the second quarter of 2007.
     Cash provided by financing activities. We received approximately $74.0 million of cash from financing activities in the six months ended June 30, 2007 compared with approximately $2.0 million provided by financing activities in the six months ended July 1, 2006 as a result of the proceeds received upon the issuance of $125.0 million of 2.5% convertible senior notes due 2014 in June 2007 offset by the purchase of approximately $47.4 million worth of our common stock. The cash received from financing activities during the six months ended July 1, 2006 was primarily the result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Income Taxes
     We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and six months ended June 30, 2007, we recorded a tax provision of $1,882,000 and $2,458,000, respectively. Income before tax for the three and six months ended June 30, 2007 was $3,370,000 and $4,462,000, respectively. The provision was the result of applying an effective income tax rate of 56% and 55% to income before tax for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2007, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS 123R. For the three and six months ended July 1, 2006, we recorded a tax provision of $33,000 and $56,000, respectively, and continued to maintain a full valuation allowance on our tax benefits.
     Through the third quarter of 2006, we maintained a full valuation allowance on our deferred tax assets. Upon achieving three-years of cumulative profitability, we began to weigh the positive and negative evidence included in SFAS 109 “Accounting For Income Taxes,” on a quarterly basis to determine if we believed that it was more likely than not that some or all of our deferred tax assets would be realized. In connection with this analysis, we reviewed our cumulative history of earnings before taxes over a three-year period and our projections of future taxable income. As of December 31, 2006, after finalizing the 2007 forecast, we concluded that the projections support taxable income for the foreseeable future, and therefore, we reversed $28.2 million of our valuation allowance. The projections of future taxable income include significant judgment and estimation. If we are not able to achieve sufficient taxable income in future periods, we might need to record additional valuation allowances on our deferred tax assets in future periods that could be material to our consolidated financial statements.
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $371,000 to the January 1, 2007 retained earnings balance. As of January 1, 2007, we had gross unrecognized tax benefits of $726,000. Of this total, $626,000 (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, we had not accrued interest expense related to these unrecognized tax benefits. When appropriate we will recognize interest accrued and penalties if incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the six months ended June 30, 2007. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
Effects of Inflation
     We believe that inflation and changing prices over the past year have not had a significant impact on our revenue or on our results of operations.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material impact on our results of operations, financial position or cash flow.

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue and net income for the fiscal quarter ending September 29, 2007 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II – Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
   Interest Rate Exposure
     Our investment portfolio consists primarily of money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various governmental agencies. We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made with an average maturity of twelve months or less and a maximum maturity of 24 months. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the conservative nature of our investments and relatively short effective maturities of the debt instruments, we believe interest rate risk is mitigated. Our investment policy specifies the credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment.
     Our investment in sales-type leases and line of credit agreement are also subject to market risk. The interest rates implicit in our sales-type leases are fixed and not subject to interest rate risk. In addition, the interest rate on the 2.5% convertible senior notes due 2014 is fixed and not subject to interest rate risk. The interest rate on our line of credit agreement is variable and subject to interest rate risk. The interest rate risk experienced to date related to the line of credit has been mitigated primarily by the fact that the line of credit, when drawn on, is generally outstanding for a short period of time in order to fund short-term cash requirements.
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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to the Company
We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system and purchase our BIS Sensors in sufficient quantities.
     We were profitable for the years ended December 31, 2006 and 2005. However, we will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities. Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery that may result from use of the BIS system. Also, if third party reimbursement is based on charges or costs, patient monitoring with the BIS system may have the effect of reducing reimbursement because the charges or costs for surgical procedures may decline as a result of monitoring with the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.
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
Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2007.
     Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2007. Among these factors are the following: first, we continue to shift the focus of our placements from BIS monitors to original equipment manufacturer products which may lead to a reduction in Equipment revenue and gross margin on Equipment. Second, although the Japanese Ministry of Health, Labor and Welfare, or the Japanese Ministry, has approved the sale of the BIS XP system through our distributor, Nihon Kohden, the potential benefits of this approval may not be recognized for some time, or at all. Third, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert, or Alert, aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, on October 25, 2005, the American Society of Anesthesiologists House of Delegates approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring, or Practice Advisory, including our BIS technology. The Practice Advisory recommends that the decision to use brain monitoring technology be made by individual practitioners on a case-by-case basis. Finally, in April 2006, the American Association of Nurse Anesthetists, or AANA, published a position statement regarding unintended awareness under general anesthesia. While we believe that the Alert, the Practice Advisory and the AANA position statement are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert, or in the Practice Advisory or the AANA position statement and, accordingly, potential benefits to our business that could have resulted from the Alert, the Practice Advisory and the AANA position statement may not be significant or realized at all.

Fluctuations in our quarterly operating results could cause our stock price to decrease.
     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:
•	the timing and volume of customer orders for our BIS system,

•	market acceptance of our BIS VISTA monitor,

•	use of and demand for our BIS Sensors,

•	transition of sales focus from BIS monitors to original equipment manufacturer products,

•	customer cancellations,

•	introduction of competitive products,

•	regulatory approvals,

•	changes in management,

•	turnover in our direct sales force,

•	effectiveness of new marketing and sales programs,

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business,

•	sales of convertible debt instruments and repurchases of shares of our common stock,

•	the amount of our outstanding indebtedness and interest payments under debt obligations,

•	reductions in orders by our distributors and original equipment manufacturers, and

•	the timing and amount of our expenses.
     Because of these factors, it is likely that in some future quarter or quarters our operating results could fall below the expectations of securities analysts or investors. If our quarterly operating results are below expectations in the future, the market price of our common stock would likely decrease. In addition, because we do not have a substantial backlog of customer orders for our BIS system or our BIS Sensors, revenue in any quarter depends on orders received in that quarter. Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals continue to experience financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debt allowances in any quarter.
If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our financial statements.
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. This includes estimates and judgments regarding revenue recognition, warranty reserves, inventory valuations, valuation allowances for deferred tax assets, allowances for doubtful accounts and share-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates and judgments were made. There can be no assurance, however, that our estimates and judgments, or the assumptions underlying them, will be correct.

We may need additional financing for our future capital needs and may not be able to raise additional funds on terms acceptable to us, or at all.
     We believe that the financial resources available to us, including our current working capital and available revolving line of credit, will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months. If we are unable to increase our revenue and continue to maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:
•	the research and development costs of our products or technology currently under development, including costs to fund our neuroscience program following termination in June 2007 of our alliance with Boston Scientific Corporation, increase beyond current estimates,

•	we decide to expand faster than currently planned,

•	we develop new or enhanced services or products ahead of schedule,

•	we decide to undertake new sales and/or marketing initiatives,

•	we are required to defend or enforce our intellectual property rights, or respond to other legal challenges with respect to our products, including product liability claims,

•	sales of our products do not meet our expectations domestically or internationally,

•	we are required or elect to pay the principal under our 2.5% convertible senior notes due 2014 in cash prior to maturity,

•	we need to respond to competitive pressures, or

•	we decide to acquire complementary products, businesses or technologies.
     We can provide no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future operations which would significantly limit our ability to implement our business plan or result in a default under our 2.5% convertible senior notes due 2014. In addition, we may have to issue equity securities that may have rights, preferences and privileges senior to our common stock or issue debt securities that may contain limitations or restrictions on our ability to engage in certain transactions in the future.
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
     We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets and to grow our business.
If we do not maintain our relationships with the anesthesia community, our growth will be limited and our business could be harmed. If anesthesiologists and other healthcare providers do not recommend and endorse our products, our sales may decline or we may be unable to increase our sales and profits.
     Physicians typically influence the medical device purchasing decisions of the hospitals and other healthcare institutions in which they practice. Consequently, our relationships with anesthesiologists are critical to our growth. We believe that these relationships are based on the quality of our products, our long-standing commitment to the consciousness monitoring market, our marketing efforts and our presence at medical society and trade association meetings. Any actual or perceived diminution in our reputation or the quality of our products, or our failure or inability to maintain our commitment to the consciousness monitoring market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with anesthesiologists and other anesthesia professionals and cause our growth to be limited or decline and our business to be harmed.
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

If we do not successfully develop or acquire and introduce enhanced or new products we could lose revenue opportunities and customers.
     Our success in developing or acquiring and commercializing new products and enhancements of current products is affected by our ability to:
•	identify and respond, in a timely manner, to new market trends or opportunities;

•	assess customer needs;

•	successfully develop or acquire competitive products;

•	complete regulatory clearance in a timely manner;

•	successfully develop cost effective manufacturing processes;

•	introduce such products to our customers in a timely manner; and

•	achieve market acceptance of the BIS system.
     If we are unable to continue to develop or acquire and market new products and technologies, we may experience a decrease in demand for our products, and a loss of market share and our business would suffer. As the market for our BIS system matures, we need to develop or acquire and introduce new products for anesthesia monitoring or other applications. Additionally, we have begun to research the use of BIS monitoring to diagnose, track and manage neurological diseases, including Alzheimer’s disease and depression. We face at least the following two risks with respect to our planned development of new products and our entrance into potential new markets:
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
     We are conducting several clinical studies, including studies in the areas of interoperative awareness in children, depression and Alzheimer’s disease, and the association between deep anesthesia and long-term patient outcomes. Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times.
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
     A component of our growth strategy is to expand our presence in international markets. We conduct international business primarily in Europe and Japan, and we are attempting to increase the number of countries in which we do business. It is costly to establish international facilities and operations and to promote the BIS system in international markets. We have encountered barriers to the sale of our BIS system outside the United States, including less acceptance by anesthesia providers for use of disposable products, such as BIS Sensors, delays in regulatory approvals outside of the United States, particularly in Japan, and difficulties selling through indirect sales channels. In addition, we have little experience in marketing and distributing products in international markets. Revenue from international activities may not offset the expense of establishing and maintaining these international operations.
We may not be able to meet the unique operational, legal and financial challenges that we will encounter in our international operations, which may limit the growth of our business.
     We are increasingly subject to a number of challenges which specifically relate to our international business activities. These challenges include:
•	failure of local laws to provide adequate protection against infringement of our intellectual property,

•	protectionist laws and business practices that favor local competitors, which could slow or prohibit our growth in international markets,

•	difficulties in terminating or modifying distributor arrangements because of restrictions in markets outside the United States,

•	less acceptance by foreign anesthesia providers of the use of disposable products, such as BIS Sensors,

•	delays in regulatory approval of our products,

•	currency conversion issues arising from sales denominated in currencies other than the United States dollar,

•	foreign currency exchange rate fluctuations,

•	longer sales cycles to sell products like the BIS system to hospitals and outpatient surgical centers, which could slow our revenue growth from international sales, and

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable.
     If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business and could adversely impact our results of operations.
We may experience customer dissatisfaction and our reputation could suffer if we fail to manufacture enough products to meet our customers’ demands.
     We rely on third-party manufacturers to assemble and manufacture the components of our BIS monitors, original equipment manufacturer products and a portion of our BIS Sensors. We manufacture substantially all BIS Sensors in our own manufacturing facility. We have only one manufacturing facility. If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility for any reason, including damage or destruction of the facility, or experience a termination or modification of any manufacturing arrangement with a third party, we may be unable to deliver products to our customers on a timely basis. Even if we are able to identify alternative facilities to manufacture our products, if necessary, we may experience disruption in the supply of our products until such facilities are available. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not be available to us on acceptable terms or at all. Additionally, failure to deliver products on a timely basis could lead to customer dissatisfaction and damage our reputation.
Our reliance on sole-source suppliers could adversely affect our ability to meet our customers’ demands for our products in a timely manner or within budget.
     Some of the components that are necessary for the assembly of our BIS system, including some of the components used in our BIS Sensors, are currently provided to us by sole-source suppliers or a limited group of suppliers. We purchase components through purchase orders, and in select cases, long-term supply agreements, and generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our BIS systems in the past, and we may experience similar shortages or delays in the future. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could lead to customer dissatisfaction and damage our reputation. If a supplier is no longer willing or able to manufacture components that we purchase and integrate into the BIS system, we may attempt to design replacement components ourselves that would be compatible with our existing technology. In doing so, we would incur additional research and development expenses, and there can be no assurance that we would be successful in designing or manufacturing any replacement components. Furthermore, if we are required to change the manufacturer of a key component of the BIS system, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture BIS system products in a timely manner or within budget.
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
     The underwriters of our initial public offering are named as defendants in several class action complaints which have been filed allegedly on behalf of certain persons who purchased shares of our common stock between January 28, 2000 and December 6, 2000. These complaints allege violations of the Securities Act and the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act. Primarily they allege that there was undisclosed compensation received by our underwriters in connection with our initial public offering. While we and our officers and directors have not been named as defendants in these suits, based on comparable lawsuits filed against other companies, there can be no assurance that we and our officers and directors will not be named in similar complaints in the future. In addition, the underwriters may assert that we are liable for some or all of any liability that they are found to have to the plaintiffs, pursuant to the indemnification provisions of the underwriting agreement we entered into as part of the initial public offering, or otherwise.
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
Aspect and Boston Scientific recently terminated the strategic alliance and other agreements and we may not have sufficient funding to finance our neuroscience programs.
     On June 11, 2007, we announced that we and Boston Scientific Corporation entered into a termination and repurchase agreement under which we jointly agreed to terminate the following agreements between the parties:
•	the original equipment manufacturer product development agreement dated as of August 7, 2002, pursuant to which we were seeking to develop certain products that Boston Scientific Corporation would then commercialize in the area of monitoring patients under sedation in a range of less invasive medical specialties, and pursuant to which we granted Boston Scientific Corporation an exclusive option to become the distributor for a period of time of certain of our products;

•	the product development and distribution agreement dated as of May 23, 2005, pursuant to which we were seeking to develop new applications of its brain-monitoring technology in the area of the diagnosis and treatment of neurological, psychiatric and pain disorders and Boston Scientific Corporation was appointed the exclusive distributor of such products. Under this agreement, which we refer to as the neuroscience alliance, Boston Scientific Corporation had agreed to provide $25.0 million of funding over a five year period. We received $10.0 million under this agreement.

•	the letter agreement dated August 7, 2002, and the security agreement dated August 7, 2002, pursuant to which Boston Scientific Corporation agreed to make revolving interest-bearing loans to us from time to time at our request, such revolving loans being evidenced by a promissory note in the original principal amount of $5,000,000 dated August 7, 2002 made by us in favor of Boston Scientific Corporation.

     As a result of the termination of our alliance with Boston Scientific Corporation, we have regained the commercial rights to products subject to the alliance that we previously shared, but we have lost the support that Boston Scientific Corporation would have provided under the alliance to develop and market products for monitoring patients under sedation and for neuroscience applications. Specifically, we will lose funding and distribution support from Boston Scientific Corporation for these products. Consequently, we may need to find alternative sources of funds, which may not be available, and we may need to develop our own distribution capabilities or use a third-party distributor. There can be no guarantee that we will be able to develop these new products successfully on our own or that we will be able to reach any agreement with a third-party distributor on terms acceptable to us, or at all.
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
     Our products are classified as medical devices and are subject to extensive regulation in the United Sates by the FDA and other federal, state, and local authorities. These regulations relate to the manufacturing, labeling, sale, promotion, distribution, importing, exporting and shipping of our products. Before we can market new products or a new use of, or claim for, an existing product in the United States, we must obtain clearance or approval from the FDA. If the FDA concludes that any of our products do not meet the requirements to obtain clearance of a premarket notification under Section 510(k) of the Food, Drug and Cosmetic Act, then we would be required to file a premarket approval application. For example, there can be no guarantee that the FDA will accept our BRITE trial results as supportive of a 510(k) notification without requiring additional studies and/or a premarket approval application. Both of these processes can be lengthy, expensive, may require extensive data from preclinical studies and clinical trials and may require significant user fees. The premarket approval process typically is more burdensome, expensive, time-consuming and uncertain than the premarket notification process. We may not obtain clearance of a 510(k) notification or approval of a premakret approval application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue. We may also be required to obtain clearance of a 510(k) notification from the FDA before we can market certain previously marketed products which we modify after they have been cleared. We have made certain enhancements to our currently marketed products which we have determined do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determinations, it will require us to file a new 510(k) notification for the modification, and we may be prohibited from marketing the modified devices until we obtain FDA clearance, or be required to recall devices that may be on the market, or be subject to other sanctions.
     Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA may fail to approve or clear indications that are necessary or desirable for successful commercialization of our products. The FDA also may refuse our request for 510(k) clearance or premarket approval of new products, new intended uses, or modification to products once they are approved or cleared. Our approvals or clearance can be revoked if safety or effectiveness problems develop.
     Our promotional materials and training methods must comply with the FDA and other applicable laws and regulations. If the FDA determines that our promotional materials or training constitute promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil monetary penalties, or criminal prosecution. It also is possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, adoption of the products could be impaired, and we might not be able to promote the products for certain uses for which we had expected to promote them.
     The FDA also requires us to adhere to current Good Manufacturing Practices regulations, also known as the Quality System Regulation (QSR) in the case of medical devices, which include production controls, design controls, testing, quality control, documentation procedures, verification and validation of the design and of the production process, purchasing controls for materials and components, implementation of corrective and preventive actions, and servicing, among other requirements. The FDA may at any time inspect our facilities to determine whether adequate compliance with QSR requirements has been achieved. Compliance with the QSR regulations for medical devices is difficult and costly. In addition, we may not continue to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. If we do not achieve continued compliance, the FDA may issue a warning letter, withdraw marketing clearance, require product recall, seize products, seek an injunction or consent decree, or seek criminal prosecution, among other possible remedies. When any change or modification is made to a device or its intended use, the manufacturer may be required to reassess compliance with the QSR regulations, which may cause interruptions or delays in the marketing and sale of our products.
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
     Our operations may be directly or indirectly affected by various state and federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.
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
     In addition, during the course of our operations, our directors, executives and employees may have access to material, non-public information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director or employee from trading in our common stock on the basis of or while having access to material, non-public information. If a director or employee was to be investigated, or an action was to be brought against a director or employee, for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.
Failure of users of the BIS system, or users of future products we may develop, to obtain adequate reimbursement from third-party payors could limit market acceptance of the BIS system and other products, which could prevent us from sustaining profitability.
     Anesthesia providers are generally not reimbursed separately for patient monitoring activities utilizing the BIS system. For hospitals and outpatient surgical centers, when reimbursement is based on charges or costs, patient monitoring with the BIS system may reduce reimbursements for surgical procedures, because charges or costs may decline as a result of monitoring with the BIS system. Failure by hospitals and other users of the BIS system to obtain adequate reimbursement from third-party payors, or any reduction in the reimbursement by third-party payors to hospitals and other users as a result of using the BIS system, could limit market acceptance of the BIS system, which could prevent us from sustaining profitability.
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
     As of June 30, 2007, our largest three stockholders each own greater than 10% of our outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by directors or officers of Aspect could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.
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
Risks Related to the Issuance of $125 Million Principal Amount of 2.5% Convertible Senior Notes due 2014
Our increased indebtedness as a result of the issuance of $125 million principal amount of 2.5% convertible senior notes, or the notes, may harm our financial condition and results of operations.
     Our level of indebtedness could have important consequences to investors, because:
•	it could adversely affect our ability to satisfy our obligations under the notes;

•	a substantial portion of our cash flows from operations will have to be dedicated to interest payments, principal payments and, if we irrevocably elect to net share settle the notes, conversion payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.
     Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the notes, we could be in default on the notes, and this default could cause us to be in default on our other indebtedness outstanding at that time. Conversely, a default on our other outstanding indebtedness may cause a default under the notes.
We may not have the cash necessary to pay interest on the notes, to settle conversions of the notes (if we have obtained stockholder approval to elect net share settlement of the notes, and we irrevocably elect such settlement method) or to repurchase the notes upon a fundamental change.
     The notes bear interest semi-annually at a rate of 2.5% per annum. In addition, we may in certain circumstances be obligated to pay additional interest. If at any time on or prior to the 45th scheduled trading day preceding the maturity date of the notes we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of the notes, and if we irrevocably elect to use such feature, then upon conversion of the notes we would (1) pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and (2) issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period. Holders of notes also have the right to require us to repurchase all or a portion of their notes for cash upon the occurrence of a fundamental change. Any of our future debt agreements or securities may contain similar provisions. We may not have sufficient funds to pay interest, pay any such cash amounts to the note holders upon conversion or make the required repurchase of the notes at the applicable time and, in such circumstances, may not be able to arrange the necessary financing on favorable terms, if at all. In addition, our ability to pay interest, pay cash to the note holders upon conversion or make the required repurchase, as the case may be, may be limited by law or the terms of other debt agreements or securities. Our failure to pay such cash amounts to holders of notes or make the required repurchase, as the case may be, however, would constitute an event of default under the indenture governing the notes which, in turn, could constitute an event of default under other debt agreements or securities, thereby resulting in their acceleration and required prepayment and further restrict our ability to make such payments and repurchases.
The net share settlement feature of the notes, if available, may have adverse consequences.
     If we have obtained stockholder approval to elect net share settlement of the notes, the net share settlement feature of the notes may:
•	result in holders receiving no shares of our common stock upon conversion or fewer shares of our common stock relative to the conversion value of the notes;

•	reduce our liquidity because we will be required to pay the principal portion in cash;

•	delay holders’ receipt of the proceeds upon conversion; and

•	subject holders to market risk before receiving any shares upon conversion.
     If we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of the notes, and if we irrevocably elect to use such feature, then upon conversion of the notes we would (1) pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and (2) issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period.
     Because the consideration due upon conversion of notes is based in part on the trading prices of our common stock, any decrease in the price of our common stock after notes are tendered for conversion may significantly decrease the value of the consideration received upon conversion. Furthermore, because under net share settlement we must settle at least a portion of our conversion obligation in cash, the conversion of notes may significantly reduce our liquidity.
Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and the value of the notes and our ability to raise funds in new securities offerings.
     Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock and the value of the notes prevailing from time to time and could impair our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of options or for other reasons.
     As of June 30, 2007, we had outstanding options to purchase 4,428,491 shares of our common stock at a weighted average exercise price of $15.39 per share (1,309,322 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, the Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.

Conversion of the notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.
     To the extent we issue any shares of our common stock upon conversion of the notes, the conversion of some or all of the notes will dilute the ownership interests of existing stockholders, including holders who have received shares of our common stock upon prior conversion of the notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price or our common stock.
Provisions in the indenture for the notes may deter or prevent a business combination that may be favorable to note holders.
     If a fundamental change occurs prior to the maturity date of the notes, holders of the notes will, have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the notes, we will in some cases increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. In addition, the indenture governing the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions could prevent or deter a third party from acquiring us.
The notes may not be rated or may receive a lower rating than anticipated.
     We do not intend to seek a rating on the notes. However, if one or more rating agencies rates the notes and assigns the notes a rating lower than the rating expected by investors, or reduces or indicates that they may reduce their rating in the future, the market price of the notes and our common stock could be harmed.
The effective subordination of the notes to our secured indebtedness to the extent of the collateral securing such indebtedness may limit our ability to satisfy our obligations under the notes.
     The notes will be our senior unsecured obligations and rank equally with any of our existing or future senior debt and senior to any of our future subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of June 30, 2007, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.
The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.
     The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of June 30, 2007, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $1.1 million. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended June 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
	(a) Total Number		Part of Publicly	that May Yet be
	of Shares	(b) Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
June 1, 2007 – June 30, 2007 (1)	1,000,000	$15.57	1,000,000	0
June 1, 2007 – June 30, 2007 (2)	2,000,000	$15.91	2,000,000	4,013,239
Total	3,000,000	$15.74	3,000,000	4,013,239

(1)	These shares were repurchased in connection with our 2.5% convertible senior note offering in June 2007. We repurchased 1,000,000 shares of common stock for $15,570,000 in privately negotiated transactions. The repurchased shares were cancelled and retired.

(2)	On June 13, 2007, we repurchased 2,000,000 shares of common stock held by Boston Scientific Corporation at a price of approximately $15.91 per share, or an aggregate of $31,816,000. The repurchased shares were cancelled and retired.

(3)	In addition to the repurchases made during the quarter ended June 30, 2007, on July 10, 2007, we repurchased 2,500,000 shares of common stock from Boston Scientific Corporation for $37,655,000. This subsequent repurchase is not reflected in the foregoing table. The repurchased shares were cancelled and retired.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 23, 2007, we held our 2007 annual meeting of stockholders. At the meeting, David W. Feigal, Jr., John J. O’Connor and Donald R. Stanski were elected as Class I Directors of Aspect, to serve until our 2010 annual meeting of stockholders or until their successors are duly elected and qualified. The results of the voting were as follows: a total of 20,457,666 shares of common stock were voted in favor of the election of Mr. Feigal and 510,185 shares of common stock were withheld; a total of 20,444,901 shares of common stock were voted in favor of the election of Mr. O’Connor and 522,950 shares of common stock were withheld. 21,138,690 shares of common stock were voted in favor of the election of Mr. Stanski and 829,161 shares of common stock were withheld. There were no broker non-votes.
     The terms of office of the following directors, who were not up for re-election at our 2007 annual meeting of stockholders, continued after our 2007 annual meeting of stockholders: Boudewijn L.P.M. Bollen, Nassib G. Chamoun, J. Breckenridge Eagle, Michael A. Esposito, Jr., M.D., Edwin M. Kania and James J. Mahoney, Jr.
     Stockholders approved an amendment to our 2001 Stock Incentive Plan to increase the number of shares of the Company’s stock authorized for issuance by a vote of 13,565,892 in favor, 4,551,440 against, 6,675 abstaining and 2,843,844 broker non-votes.
     Stockholders also ratified the selection of Ernst & Young LLP by the audit committee of our board of directors as our independent registered public accounting firm for the fiscal year ending December 31, 2007 by a vote of 20,935,111in favor, 14,423 against and 18,317 abstaining.
Item 6. Exhibits.
 The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: August 9, 2007	By:	/s/ Michael Falvey
Michael Falvey
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT
10.1	Termination and Repurchase Agreement by and between Aspect Medical Systems, Inc. and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2007.

10.2	Registration Rights Agreement by and between Aspect Medical Systems, Inc. and Boston Scientific Corporation dated as of June 11, 2007 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 11, 2007.

10.3	Indenture by and between Aspect Medical Systems, Inc. and U.S. Bank National Association dated as of June 20, 2007 is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2007.

10.4	Registration Rights Agreement by and between Aspect Medical Systems, Inc. and Goldman, Sachs & Co. dated June 20, 2007 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2007.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.