Form 10-Q/A
period 2007-06-30
ASPECT MEDICAL SYSTEMS INC
filed 2007-08-17
CIK 886235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒
The Registrant had 16,994,654 shares of Common Stock, $0.01 par value per share, outstanding as of August 1, 2007.

Explanatory Note
This Amendment No. 1 to Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to correct the number of shares of the registrant’s common stock outstanding as of August 1, 2007 included on the cover page of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007 (“Original Form 10-Q”).
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the registrant is filing updated exhibits 31.1, 31.2, 32.1 and 32.2. in connection with filing Amendment No. 1.
Except for the matters described above, Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-Q. Furthermore, except for the matters described above, Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-Q. Any information not affected by Amendment No. 1 is unchanged and reflects the disclosures made at the time the Original Form 10-Q was filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.

Date: August 17, 2007

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