Form 10-Q
period 2007-09-29
ASPECT MEDICAL SYSTEMS INC
filed 2007-11-08
CIK 886235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-24663

ASPECT MEDICAL SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2985553
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

One Upland Road, Norwood, Massachusetts	02062
(Address of Principal Executive Offices)	(Zip Code)
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
YES ☐     NO ☑
The Registrant had 17,041,922 shares of Common Stock, $0.01 par value per share, outstanding as of November 1, 2007.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)

	September 29,	December 31,
	2007	2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$18,113	$9,724
Short-term portion of restricted cash	82	140
Short-term investments	68,186	45,253
Accounts receivable, net of allowance of $284 at September 29, 2007 and $218 at December 31, 2006	11,157	12,486
Current portion of investment in sales-type leases	1,506	1,493
Inventory	7,543	6,501
Deferred tax assets	1,844	1,844
Other current assets	2,633	2,157

Total current assets	111,064	79,598
Property and equipment, net	8,524	7,798
Long-term portion of restricted cash	929	911
Long-term investments	19,646	7,442
Long-term investment in sales-type leases	2,858	2,817
Deferred financing fees	4,373	—
Long-term deferred tax assets	23,246	26,398

Total assets	$170,640	$124,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,607	$1,925
Accrued liabilities	10,533	8,428
Deferred revenue	101	1,865

Total current liabilities	12,241	12,218
Long-term portion of deferred revenue	47	3,498
Long-term debt	125,000	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized, 17,039,624 and 22,363,564 shares issued and outstanding at September 29, 2007 and December 31, 2006, respectively	173	226
Treasury stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	175,941	168,440
Accumulated other comprehensive income (loss)	164	(1)
Accumulated deficit	(137,918)	(54,409)

Total stockholders’ equity	33,352	109,248

Total liabilities and stockholders’ equity	$170,640	$124,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Product revenue	$22,632	$21,145	$68,146	$62,767
Strategic alliance revenue	—	1,710	5,246	4,606

Total revenue	22,632	22,855	73,392	67,373

Costs of revenue (1)	5,533	5,317	17,379	16,074

Gross profit	17,099	17,538	56,013	51,299

Operating expenses: (1)
Research and development	3,820	3,951	12,234	11,166
Sales and marketing	9,669	8,794	29,913	26,598
General and administrative	3,656	3,020	11,336	9,161

Total operating expenses	17,145	15,765	53,483	46,925

(Loss) income from operations	(46)	1,773	2,530	4,374

Other income (expense):
Interest income	1,517	898	3,519	2,415
Interest expense	(944)	—	(1,059)	—

Income before income taxes	527	2,671	4,990	6,789

Provision for income taxes	683	253	3,142	310

Net (loss) income	$(156)	$2,418	$1,848	$6,479

Net (loss) income per share:
Basic	$(0.01)	$0.11	$0.09	$0.29
Diluted	$(0.01)	$0.10	$0.09	$0.27
Weighted average shares used in computing net (loss) income per share:
Basic	17,230	22,440	20,485	22,406
Diluted	17,230	23,211	21,137	23,524

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$145	$107	$430	$318
Research and development	502	366	1,516	1,110
Sales and marketing	805	616	2,402	1,866
General and administrative	727	549	2,184	1,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,848	$6,479
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	1,856	1,115
Provision for doubtful accounts	91	97
Stock-based compensation expense	6,533	4,985
Deferred tax asset	3,152	—
Changes in assets and liabilities —
Decrease in accounts receivable	1,238	451
Increase in inventory	(1,042)	(1,807)
Increase in other current assets	(476)	(672)
Increase in investment in sales-type leases	(54)	(490)
Increase in other long-term assets	(371)	—
(Decrease) increase in accounts payable	(318)	302
Increase (decrease) in accrued liabilities	2,033	(2,321)
(Decrease) in deferred revenue	(5,215)	(47)
Increase in income taxes payable	—	257

Net cash provided by operating activities	9,275	8,349

Cash flows from investing activities:
Decrease (increase) in restricted cash	40	(1,018)
Acquisitions of property and equipment	(2,400)	(3,456)
Purchases of marketable securities	(115,102)	(51,260)
Proceeds from sales and maturities of marketable securities	80,131	43,714

Net cash used for investing activities	(37,331)	(12,020)

Cash flows from financing activities:
Repurchases of common stock	(85,041)	—
Purchases of treasury stock	—	(5,008)
Deferred financing fees	(4,556)	—
Proceeds from issuance of common stock	1,042	2,121
Proceeds from long-term debt	125,000	—

Net cash provided by (used for) financing activities	36,445	(2,887)

Net increase (decrease) in cash and cash equivalents	8,389	(6,558)
Cash and cash equivalents, beginning of period	9,724	20,437

Cash and cash equivalents, end of period	$18,113	$13,879

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
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at September 29, 2007 and December 31, 2006. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive (loss) income in the accompanying condensed consolidated balance sheets. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying condensed consolidated balance sheets.

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
     As of September 29, 2007, the Company has determined that no sales-type lease agreement, against which an allowance for lease payments has been established, constitutes an impaired asset.
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the condensed consolidated statements of operation, for the three and nine months ended September 29, 2007 and September 30, 2006, and accrued warranty cost, included in accrued liabilities in the condensed consolidated balance sheet at September 29, 2007, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Beginning balance	$223	$201	$220	$159
Warranty expense	14	7	33	95
Deductions and other	(10)	(11)	(26)	(57)

Ending balance	$227	$197	$227	$197

Shipping and Handling Costs
     Shipping and handling costs are included in costs of revenue in the condensed consolidated statements of operations.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
Advertising Costs
     Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the condensed consolidated statements of operations.
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
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. See Note 6 for additional disclosure relating to income taxes and the adoption and application of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
Net (Loss) Income Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net (loss) income per share amounts for the three and nine months ended September 29, 2007 and September 30, 2006, were computed by dividing net (loss) income by the weighted average number of common shares outstanding during those periods and diluted net (loss) income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options, unvested restricted stock, and convertible debt during those periods.
     For the three and nine months ended September 29, 2007, approximately 4,725,000 and 2,760,000, respectively, of potentially dilutive instruments, consisting of common stock options, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.
     Basic and diluted net (loss) income per share amounts for the three and nine months ended September 29, 2007 and September 30, 2006 were determined as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Basic:
Net (loss) income	$(156)	$2,418	$1,848	$6,479

Weighted average shares outstanding	17,230	22,440	20,485	22,406

Basic net (loss) income per share	$(0.01)	$0.11	$0.09	$0.29

Diluted:
Net (loss) income	$(156)	$2,418	$1,848	$6,479

Weighted average shares outstanding	17,230	22,440	20,485	22,406
Effect of dilutive stock options and restricted stock	—	771	652	1,118

Weighted average shares assuming dilution	17,230	23,211	21,137	23,524

Diluted net (loss) income per share	$(0.01)	$0.10	$0.09	$0.27

Comprehensive (Loss) Income
     Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net (loss) income, the only other element of comprehensive (loss) income is the unrealized gains on its marketable securities for all periods presented.
Stock-Based Compensation
     The Company has three stock-based employee compensation plans, one stock-based non-employee director compensation plan and an employee stock purchase plan. Under the stock-based plans, stock options and restricted common stock generally vest over three to four years and provide, in certain instances, for the acceleration of vesting upon a change of control of the Company. Options under these plans terminate ten years from the date of grant. The Company’s stock option plans provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 11,410,000 shares of common stock to employees, directors, consultants and advisors.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 29, 2007 and September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Option Activity:
     A summary of stock option activity as of September 29, 2007 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2006	4,160	$17.00
Granted	453	15.98
Exercised	(161)	5.68
Canceled	(97)	20.71

Outstanding at September 29, 2007	4,355	$17.23	6.01	$7,212

Vested or expected to vest at September 29, 2007	4,298	$17.18	5.98	7,210

Exercisable at September 29, 2007	3,212	$15.79	5.19	7,174

     Cash received from stock option exercises under all stock-based compensation plans for the three and nine months ended September 29, 2007 was approximately $136,000 and $1,042,000 respectively, and was approximately $165,000 and $2,121,000 for the three and nine months ended September 30, 2006, respectively. The intrinsic value of options exercised during the three and nine months ended September 29, 2007 was approximately $616,000 and $1,597,000, respectively, and was approximately $494,000 and $4,002,000 for the three and nine months ended September 30, 2006, respectively. The estimated fair value of options that vested during the three and nine months ended September 29, 2007 was approximately $1,726,000 and $5,196,000, respectively, and was approximately $1,544,000 and $4,676,000 for the three and nine months ended September 30, 2006, respectively.
     A summary of unvested restricted stock activity as of September 29, 2007 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	47	$23.95
Granted	324	16.16
Vested	(77)	17.44

Unvested at September 29, 2007	294	$17.03

     As of September 29, 2007, total compensation cost related to unvested restricted stock not yet recognized was $5,002,000, which is expected to be recognized in the statements of operations over a weighted-average period of 36 months. The fair value of shares that vested for the three and nine months ended September 29, 2007 was approximately $449,000 and $1,323,000, respectively, and was approximately $96,000 and $240,000, respectively, for the three and nine months ended September 30, 2006.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
Grant-date fair value:
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The following table provides information regarding options granted during the three and nine months ended September 29, 2007 and September 30, 2006, and the assumptions the Company used to calculate the grant-date fair value:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Options granted	153,387	45,000	3,393,949	604,485
Weighted average exercise price	$13.29	$14.38	$15.98	$27.81
Weighted average grant date fair value	$5.93	$6.99	$7.51	$12.08

Assumptions:
Risk-free interest rate	4.69%	4.97%	4.55%	4.72%
Expected term	5.2 years	5 years	5.2 years	5 years
Expected volatility	42%	49%	46%	42%
Expected dividend yield	—	—	—	—
Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three and nine months ended September 29, 2007, the Company applied a forfeiture rate of approximately 5.0%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. The Company’s results for the three and nine months ended September 29, 2007 include stock-based compensation expense of approximately $2,179,000 and $6,532,000, respectively, and approximately $1,638,000 and $4,931,000 in the three and nine months ended September 30, 2006, respectively, which amounts are included in the condensed consolidated statements of operations within the applicable operating expense where the Company reports the option holders’ and restricted stock holders’ compensation cost.
     As of September 29, 2007, total compensation cost related to unvested stock options not yet recognized was $11,199,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 2.2 years.
     For the three and nine months ended September 29, 2007, the Company recorded stock-based compensation expense for non-employees of approximately $4,000 and $19,000, respectively, resulting from the grant of stock options to purchase 800 shares of common stock to one consultant and awards of 900 shares of common stock to another consultant.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     For the three months ended September 30, 2006, the Company awarded 300 shares of common stock to a consultant which resulted in approximately $5,000 of stock-based compensation expense. For the nine months ended September 30, 2006, the Company granted 800 stock options to a consultant which resulted in approximately $10,000 of stock-based compensation expense and awarded 900 shares of common stock to a consultant which resulted in approximately $21,000 of stock-based compensation expense.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(3)    Comprehensive (Loss) Income
     The Company’s total comprehensive (loss) income is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net (loss) income	$(156)	$2,418	$1,848	$6,479
Other comprehensive income:
Unrealized gain on marketable securities	127	51	164	88

Comprehensive (loss) income	$(29)	$2,469	$2,012	$6,567

(4)    Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	September 29,	December 31,
	2007	2006

Total minimum lease payments receivable	$6,082	$6,148
Less:
Unearned interest income	950	972
Allowance for lease payments	768	866

Net investment in sales-type leases	4,364	4,310
Less — current portion	1,506	1,493

	$2,858	$2,817

(5) Inventory
     Inventory consists of the following:

	September 29,	December 31,
	2007	2006

Raw materials	$4,229	$3,607
Work-in-progress	95	156
Finished goods	3,219	2,738

	$7,543	$6,501

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
(6) Income Taxes
     The Company is subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and nine months ended September 29, 2007, the Company recorded a tax provision of $683,000 and $3,142,000, respectively. Income before income taxes for the three and nine months ended September 29, 2007 was $527,000 and $4,990,000, respectively. The provision for income taxes was the result of applying an effective income tax rate of 130% and 63% to income before tax for the three and nine months ended September 29, 2007, respectively. For the three and nine months ended September 29, 2007, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R. For the three and nine months ended September 30, 2006, the Company recorded a tax provision of $253,000 and $310,000, respectively, and continued to maintain a full valuation allowance on its tax benefits.
     Through the third quarter of 2006, the Company maintained a full valuation allowance on its deferred tax assets. Upon achieving three-years of cumulative profitability, the Company began to weigh the positive and negative evidence included in SFAS No. 109 “Accounting For Income Taxes,” on a quarterly basis to determine if it believed that it was more likely than not that some or all of its deferred tax assets would be realized. In connection with this analysis, the Company reviewed its cumulative history of earnings before taxes over a three-year period and its projections of future taxable income. As of December 31, 2006, after finalizing the 2007 forecast, the Company concluded that the projections supported taxable income for the foreseeable future, and therefore, the Company reversed $28,200,000 of its valuation allowance. The projections of future taxable income include significant judgment and estimation. If the Company is not able to achieve sufficient taxable income in future periods, it might need to record additional valuation allowances on its deferred tax assets in future periods that could be material to the Company’s consolidated financial statements.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a charge of approximately $371,000 to the January 1, 2007 retained earnings balance. As of January 1, 2007, the Company had gross unrecognized tax benefits of $726,000. Of this total, $626,000 (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Also as of the adoption date, the Company had not accrued interest expense related to these unrecognized tax benefits. When appropriate the Company will recognize interest accrued and penalties if incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the nine months ended September 29, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Revenue by geographic region and as a percentage of total revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Geographic Area by Region
Domestic	$16,655	$18,031	$55,737	$52,692
International	5,977	4,824	17,655	14,681

Total	$22,632	$22,855	$73,392	$67,373

	Three Months Ended		Nine months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Geographic Area by Region
Domestic	74%	79%	76%	78%
International	26	21	24	22

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 29, 2007 or September 30, 2006.
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
(9) Loan Agreements
     In May 2001, the Company entered into an agreement with a commercial bank for a revolving line of credit which expires in May 2008. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At September 29, 2007, the Company had outstanding standby letters of credit with the commercial bank of approximately $991,000. At September 29, 2007, there was no outstanding balance under this revolving line of credit.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying condensed consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At September 29, 2007, the Company had $1,011,000 classified as restricted cash on the condensed consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Norwood, Massachusetts and its old Newton facility. The letter of credit on the old Newton facility expires in December 2007. At September 29, 2007, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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
     In addition to the termination of the agreements referenced above, on June 13, 2007, the Company repurchased 2,000,000 shares of its common stock held by Boston Scientific Corporation at a price of approximately $15.91 per share, for an aggregate repurchase price of $31,816,000. The per share price represents the average of the closing prices of the Company’s common stock as reported on the NASDAQ Global Market for the 20 consecutive trading days up to and including the date of the Termination and Repurchase Agreement. These shares have been cancelled and retired. In accordance with the agreement, for a period of 180 days following the date of the agreement, the Company has the right to purchase any or all of the balance of Boston Scientific Corporation’s position in the Company at a price of $15.00 per share or the average of the closing prices for the Company’s common stock over the 10 trading days prior to the Company’s exercising its right to repurchase, whichever is higher. Additionally, Boston Scientific Corporation has agreed that for a period of 180 days after the effective date of the agreement that it would not sell, contract to sell, grant any option to purchase or dispose of any of the shares of the Company’s common stock held of record by Boston Scientific Corporation on the effective date. On July 10, 2007, the Company exercised its right under the Termination and Repurchase Agreement and repurchased an additional 2,500,000 shares of common stock from Boston Scientific Corporation for $37,655,000. The repurchased shares were cancelled and retired. On November 7, 2007, the Company entered into a letter agreement with Boston Scientific Corporation pursuant to which the Company agreed to waive the specified provisions of the termination and repurchase agreement entered into on June 11, 2007. The Company agreed to waive the lock-up and the call option set forth in the agreement with respect to the remaining 1,513,239 shares of the Company’s common stock held by Boston Scientific Corporation because Boston Scientific Corporation and a third party reached an agreement pursuant to which that third party will purchase all of such shares.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts)
(unaudited)
     Additionally, in connection with the termination of the 2002 Agreement and the 2005 Agreement, the Company recognized approximately $3,550,000 of strategic alliance revenue in June 2007. Approximately $3,835,000 had been recorded previously in deferred revenue relating to the 2002 Agreement, which represented the unamortized portion of the purchase price of $7.00 in excess of the closing price of the Company’s common stock on August 7, 2002 of $2.59. The $3,835,000 was offset by approximately $285,000 for a receivable from Boston Scientific Corporation which had been recorded in the financial statements for the quarter ended March 31, 2007 relating to the 2005 Agreement with Boston Scientific Corporation. Upon the termination of the 2005 Agreement, the Company reversed the receivable amount against strategic alliance revenue where it was originally recorded in the income statement.
(11) Convertible Debt
     In June 2007, the Company completed a private placement of $125,000,000 aggregate principal amount of 2.5% convertible notes due 2014 (the “notes”). The notes are senior unsecured obligations and will rank equally with all of its existing and future senior debt and to all of the Company’s subordinated debt. Interest on the notes is payable semiannually in cash on June 15th and December 15th of each year with the first payment being made on December 15, 2007. The notes will mature on June 15, 2014. Net proceeds received from the issuance of the notes were approximately $121,000,000, which is net of the underwriter’s discount of approximately $4,000,000. In connection with the notes offering, the Company incurred total offering costs of approximately $4,556,000 which have been recorded as deferred financing fees in the condensed consolidated balance sheet and are being amortized on a straight-line basis over the term of the notes. As of September 29, 2007, approximately $182,900 of the offering costs have been amortized to interest expense.
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
(12) Stock Repurchase Program
     On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of September 29, 2007, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. All of such repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of September 29, 2007, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.
(13) Subsequent event
     On November 1, 2007, the Company entered into Amendment No. 2 to Rights Agreement with Computershare Trust Company, N.A., formerly EquiServe Trust Company, N.A. to amend the Rights Agreement dated November 29, 2004. Pursuant to the Amendment:
•	an Exempted Person shall mean any person that would be deemed an Acquiring Person solely as a result of being the Beneficial Owner of shares of Common Stock issuable, but not yet issued, upon conversion or exchange of the Company’s 2.50% Convertible Senior Notes due 2014 (the “Notes”), unless and until such time as such person, together with its affiliates and associates, directly or indirectly, becomes the beneficial owner of 21.0% or more of the shares of Common Stock then outstanding, in which event such person shall immediately cease to be an Exempted Person; and

•	the definition of Exempted Person has been amended to remove references to Boston Scientific Corporation, such that the percentage of Beneficial Ownership of the Common Stock held by Boston Scientific Corporation for purposes of determining whether it is an Acquiring Person shall be 17.5% and not 28.5%, as was previously the case.

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
     The following chart summarizes our principal product offerings:

	Initial	Date of Clearance
	Commercial	of 510 (k)
Product	Shipment	Notification	Description

EQUIPMENT

BIS VIEW	2007	August 2007	Basic-featured standalone monitor which has fewer optional user configurations compared with the BIS VISTA monitor.

BIS VISTA	2006	September 2005	Monitor that offers an enhanced display and user interface as well as greater processing capability compared to our other monitors.

BISx system	2004	February 2004	BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers.

BIS XP System	2001	June 2001	BIS system offering enhanced performance capabilities and expanded benefits as compared to the previous version of the BIS system, designed to enable more precise measurement of brain activity to assess the level of consciousness.

BIS Module Kit — 4 Channel Support	2001	October 2000	Same as standard BIS Module Kit plus 4 channel EEG monitoring capability.

A-2000 BIS Monitor	1998	February 1998	Compact, lightweight, portable third-generation BIS monitor.

BIS Module Kit	1998	October 2000	Components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers.

SENSORS

Semi-Reusable (SRS) Sensor	2005	February 2005	Semi-reusable version of a BIS Sensor that uses the same algorithm and hardware as our other disposable sensors. Currently available only in markets outside the United States, excluding Japan.

BIS Extend Sensor	2002	October 2000	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that was designed for patients who are typically monitored for extended periods.

	Initial	Date of Clearance
	Commercial	of 510 (k)
Product	Shipment	Notification	Description

BIS Pediatric Sensor	2001	October 2000	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is smaller and easier to apply to children.

BIS Quatro Sensor	2001	October 2000	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is designed to offer enhanced performance in deep anesthetic states and enhanced resistance to interference from noise sources.

BIS Sensor Plus	2001	January 2000	Second-generation disposable sensor for use with our BIS Monitors and BIS Module Kit.

BIS Standard Sensor	1997	October 1996	Disposable sensor for use with our BIS Monitors and BIS Module Kit.
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

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Domestic revenue	$16,655	$18,031	$55,737	$52,692
Percent of total revenue	74%	79%	76%	78%

International revenue	$5,977	$4,824	$17,655	$14,681
Percent of total revenue	26%	21%	24%	22%

Total revenue	$22,632	$22,855	$73,392	$67,373

BIS Sensor revenue	$19,031	$16,126	$55,148	$47,578
Percent of total revenue	84%	71%	75%	71%

Equipment revenue	$3,601	$5,019	$12,998	$15,189
Percent of total revenue	16%	22%	18%	22%

Strategic alliance revenue	$—	$1,710	$5,246	$4,606
Percent of total revenue	—	7%	7%	7%

Total revenue	$22,632	$22,855	$73,392	$67,373
     At September 29, 2007, we had cash, cash equivalents, restricted cash and investments of approximately $107.0 million and working capital of approximately $98.8 million.
     We follow a system of fiscal quarters as opposed to calendar quarters. Therefore, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.
     We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the primary reason for the growth in product revenue is a direct result of continuing to shift the focus of our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. To continue to achieve this growth, we plan to implement new sales and marketing programs, particularly in the area of clinical education programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total

Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.
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
     We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers) and, most recently in 2005, our BIS XP system. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 14% of international revenue in both the three and nine months ended September 29, 2007 and approximately 11% and 12% of international revenue in the three and nine months ended September 30, 2006, respectively.
     During the first quarter of 2006, we adopted Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standard, or SFAS, 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the three and nine months ended September 29, 2007, we recognized approximately $2.2 million and $6.5 million, respectively, of stock-based compensation expense in our condensed consolidated statements of operations and in the three and nine months ended September 30, 2006, we recognized approximately $1.6 million and $4.9 million of stock-based compensation expense. See Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results through the fourth quarter of 2007 and beyond. These factors include the impact of the shift in our emphasis from expanding our customer base to developing our existing customer base and increasing their sensor utilization and procedure penetration, the continued challenges of the worldwide economy and the risk that we may not realize expected benefits of industry pronouncements on anesthesia awareness, including the Sentinel Event Alert issued by the Joint Commission on Accreditation of Healthcare Organizations, the Practice Advisory on Interoperative Awareness, which was approved by the American Society of Anesthesiologists House of Delegates in October 2005 and the position statement regarding unintended awareness issued by the American Association of Nurse Anesthetists, or AANA. In addition, in Japan, Nihon Kohden received approval of the BIS XP system in 2005 and we may not recognize the potential benefits of this approval for some time, if at all.
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
Revenue Recognition
     We sell our BIS monitors primarily through a combination of a direct sales force and distributors. Our original equipment manufacturer products are sold to original equipment manufacturers who in turn sell them to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or, EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.
     We also recognize revenue from prepaid license and royalty fees. This revenue is deferred until product shipment or delivery in accordance with the terms of the agreement and license and royalty fees are earned in accordance with the terms of the respective agreements. In August 2002, we recorded approximately $6.3 million of deferred revenue related to an OEM product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2002 OEM product development and distribution agreement. In June 2007, we terminated the 2002 OEM product development and distribution agreement and as a result, at that time we recognized the remaining $3.8 million that had been previously deferred under this agreement.
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
Stock-Based Compensation
     SFAS No. 123R, which we adopted in the first quarter of 2006, requires that stock-based compensation expense associated with equity instruments be recognized in the condensed consolidated statements of operations, rather than being disclosed in a pro forma footnote to the condensed consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair value using the Black-Scholes valuation model. The use of valuation models requires us to make estimates with respect to the following assumptions:
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
Expected volatility: in estimating expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility for the three and nine months ended September 29, 2007. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 5.0% in our calculation at September 29, 2007. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and the amount of restricted stock issued in future periods.
     As of September 29, 2007, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $11.2 million and $5.0 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 26 months and 36 months, respectively.

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

Results of Operations
     The following tables present, for the periods indicated, financial information expressed as a percentage of revenue and a summary of our total revenue. This information has been derived from our condensed consolidated statements of operation included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Revenue	100%	100%	100%	100%
Costs of revenue	24	23	24	24

Gross profit margin	76	77	76	76

Operating expenses:
Research and development	17	17	17	16
Sales and marketing	43	39	41	40
General and administrative	16	13	15	14

Total operating expenses	76	69	73	70

(Loss) income from operations	—	8	3	6
Interest income, net	2	4	3	4

Income before income taxes	2	12	6	10
Provision for incomes taxes	3	1	4	—

Net (loss) income	(1)%	11%	2%	10%

Three and Nine Months Ended September 29, 2007 Compared with the Three and Nine Months Ended September 30, 2006

	Three Months Ended			Nine Months Ended
			Percentage
	September 29,	September 30,	Increase	September 29,	September 30,	Percentage
	2007	2006	(Decrease)	2007	2006	Increase
	(in thousands, except			(in thousands, except
	unit amounts)			unit amounts)
Revenue — Worldwide
BIS Sensors	$19,031	$16,126	18%	$55,148	$47,578	16%

BIS monitors	2,090	3,408	(39%)	7,969	9,726	(18%)
Original equipment manufacturer products	833	1,044	(20%)	2,806	3,815	(26%)
Other equipment and accessories	678	567	20%	2,223	1,648	35%

Total Equipment	3,601	5,019	(28%)	12,998	15,189	(14%)

Total product revenue	22,632	21,145	7%	68,146	62,767	9%
Strategic alliance	—	1,710	(100%)	5,246	4,606	14%

Total revenue	$22,632	$22,855	(1%)	$73,392	$67,373	9%

Unit Analysis — Worldwide
BIS Sensors	1,377,000	1,144,000	20%	3,945,000	3,354,000	18%
BIS monitors	741	1,094	(32%)	2,548	3,139	(19%)
Original equipment manufacturer BIS products	1,017	1,198	(15%)	3,547	3,992	(11%)
Installed base	45,344	37,911	20%	45,344	37,911	20%
     Revenue. Revenue from the sale of BIS Sensors increased approximately 18% in the three months ended September 29, 2007 compared with the three months ended September 30, 2006. The increase in revenue from the sale of BIS Sensors during this period was primarily attributable to the continued shift of the focus of our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. During the third quarter ended September 29, 2007 we experienced an increase of approximately 20% in the number of BIS Sensors sold which was accompanied by a slight increase in the domestic average selling price for BIS

Sensors. During this period, sensor units sold domestically increased approximately 12% from approximately 804,000 BIS Sensors sold during the third quarter of 2006 to approximately 903,000 BIS Sensors sold during the third quarter of 2007, while sensor units sold internationally increased approximately 39%, from 340,000 BIS Sensors sold during the third quarter of 2006 to 474,000 BIS Sensors sold during the third quarter of 2007. Additionally, our installed base of BIS monitors and original equipment manufacturer products increased approximately 20% to 45,344 units at September 29, 2007 compared with 37,911 units at September 30, 2006.
     During the three months ended September 29, 2007 compared with the three months ended September 30, 2006, total Equipment revenue decreased approximately 28%. The decrease in Equipment revenue during this period was primarily driven by a decrease of 39% in BIS monitor revenue and a decrease in original equipment manufacturer product revenue of approximately 20%, partially offset by an increase in other equipment revenue of 20%. The decrease in monitor revenue was a result of a decrease of approximately 32% in the number of monitors sold. In the third quarter of 2006, we sold 1,094 monitors compared with 741 monitors sold in the third quarter of 2007. The majority of the decrease in monitor revenue was on the domestic side where we experienced a 56% decrease in monitor revenue. Domestically, in the third quarter of 2006 we sold 715 monitors compared with 345 monitors sold in the third quarter of 2007, a decrease of approximately 52%. We also experienced a decrease in the domestic average selling price of monitors of approximately 10%. On the international side, monitor revenue increased approximately 11% which was primarily driven by an increase in the international average selling price of approximately 6%. This overall decrease in unit sales of monitors reflects the shift in our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. The decrease of 20% in original equipment manufacturer product revenue was a result of a decrease of approximately 15% in the number of modules sold to our original equipment manufactures combined with a decrease in the average selling price. In the third quarter of 2006, we sold 1,198 modules compared with 1,017 modules sold in the third quarter of 2007. The majority of the decrease in our original equipment manufacturer product revenue related to international revenue which decreased approximately 28% primarily due to a decrease in the number of units sold during the third quarter of 2007. In the three months ended September 30, 2006, we sold 972 modules to our original equipment manufacturers compared with 768 modules sold in the three months ended September 29, 2007
     In the nine months ended September 29, 2007, revenue from the sale of BIS Sensors increased approximately 16% compared with the nine months ended September 30, 2006. The increase in revenue from the sale of BIS Sensors was primarily attributable to an increase in the number of BIS Sensors sold, from approximately 3.4 million BIS Sensors sold during the nine months ended September 30, 2006 to approximately 3.9 million sold during the nine months ended September 29, 2007. BIS Sensor sales domestically increased 11%, from approximately 2.4 million sensors sold in the nine months ended September 30, 2006 to approximately 2.6 million sensors sold in the nine months ended September 29, 2007. The number of BIS Sensors sold internationally increased approximately 35%, from approximately 966,000 BIS Sensors sold during the nine months ended September 30, 2006 to approximately 1.3 million sold during the nine months ended September 29, 2007. The increase in the number of BIS Sensors sold reflect the continued shift in the focus of our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration.
     In the nine months ended September 29, 2007, total Equipment revenue decreased approximately 14% compared with the nine months ended September 30, 2006. The decrease in Equipment revenue during the 2007 period was primarily driven by a decrease in original equipment manufacturer product revenue of approximately 26% and a decrease in monitor revenue of approximately 18%. The decrease in original equipment manufacturer product revenue was the result of a decrease of approximately 11% in the number of modules sold to our original equipment manufacturers from 3,992 modules sold in the first nine months of 2006 compared with 3,547 modules sold in the first nine months of 2007. The majority of this decrease was related to international with 3,200 modules sold during the first nine months of 2006 compared with 2,669 modules sold during this same period of 2007. The 26% decrease in monitor revenue was attributable to a decrease in the number of monitors sold of approximately 19%, from 3,139 monitors sold in the nine months ended September 30, 2006 compared with 2,548 monitors sold in the nine months ended September 29, 2007.
     In the three and nine months ended September 29, 2007, we recorded no strategic alliance revenue and $5.2 million, respectively, compared with strategic alliance revenue of approximately $1.7 million and $4.6 million, respectively, in the three and nine months ended September 30, 2006. In June 2007, we entered into a termination and repurchase agreement with Boston Scientific Corporation pursuant to which all agreements with Boston Scientific Corporation, including the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement were terminated. In connection with the termination of these agreements, we recognized approximately $3.6 million of strategic alliance revenue in our statement of operations in June 2007. This $3.6 million of revenue comprises $3.8 million which was recognized from the 2002 OEM product development and distribution agreement net of a $285,000 receivable from Boston Scientific Corporation under the 2005 product development and distribution agreement.
     Our gross profit margin was approximately 75.6% and 76.3% of revenue in the three and nine months ended September 29, 2007, respectively, compared with a gross profit margin of approximately 76.7% and 76.1% of revenue in the three and nine months ended September 30, 2006, respectively. The decrease in the gross profit margin in the three months ended September 29, 2007 compared with the three months ended September 30, 2006 is primarily the result of $1.7 million of strategic alliance revenue that was recognized in the third quarter of 2006 compared with no strategic alliance revenue during the third quarter of 2007. The increase in gross profit margin for the nine months ended September 29, 2007 compared with the nine months ended September 30, 2006 was primarily the result of favorable changes in the mix of BIS Sensor and hardware revenue. BIS Sensors have a higher gross profit margin than hardware.
     Our gross product margin was approximately 75.6% and 74.5% of revenue in the three and nine months ended September 29, 2007, respectively, compared with a gross product margin of approximately 74.9% and 74.4% of revenue in the three and nine months ended September 30, 2006, respectively. The increase in the gross product margin in the three and nine months ended September 29, 2007 compared with the three and nine months ended September 30, 2006 was a result of favorable changes in the mix of sensors and hardware revenues.

Expense Overview

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	September 29,	September 30,	Increase	September 29,	September 30,	Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(in thousands)			(in thousands)

Expenses
Research and development	$3,820	$3,951	(3%)	$12,234	$11,166	10%
Sales and marketing	$9,669	$8,794	10%	$29,913	$26,598	12%
General and administrative	$3,656	$3,020	21%	$11,336	$9,161	24%
     Research and Development. The decrease in research and development expenses in the three months ended September 29, 2007 compared with the three months ended September 30, 2006 was primarily attributable to a decrease in clinical study expenses of approximately $465,000 offset by an increase of approximately $135,000 in stock based compensation expense and an increase in patent related expenses of approximately $50,000. The decrease in clinical study expenses is primarily related to a decrease in expenses related to our completion of enrollment for the BRITE study in March 2007.
     For the nine months ended September 29, 2007 compared with the nine months ended September 30, 2006, the increase in research and development expenses was due primarily to an increase in compensation and benefits to research and development personnel of approximately $1.3 million. Of the $1.3 million increase, approximately $538,000 relates to an increase in salaries and wages and $428,000 relates to an increase in stock-based compensation expense. We expect the level of research and development expenses in the fourth quarter of 2007 to increase compared with the level of research and development expenses in the third quarter of 2007.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended September 29, 2007 compared with the three months ended September 30, 2006 was primarily attributable to an increase of approximately $500,000 in compensation and benefits to domestic sales and marketing personnel, an increase of approximately $372,000 in the operating expenses associated with our international subsidiaries and an increase of approximately $182,000 in commissions paid to group purchasing organizations. Of the $500,000 increase in compensation and benefits for domestic sales and marketing personnel, approximately $265,000 relates to an increase in salaries and wages primarily as a result of annual salary increases and additional headcount, and approximately $138,000 relates to stock-based compensation expense. The $372,000 increase in operating expenses for our international subsidiaries relates primarily to an increase in commission expense of approximately $112,000 and an increase in salaries and wages for international personnel of approximately $69,000.
     For the nine months ended September 29, 2007 compared with the nine months ended September 30, 2006, the increase in sales and marketing expenses was driven by an increase of approximately $1.4 million in the operating expenses associated with our international subsidiaries, an increase of approximately $1.4 million in compensation and benefits to domestic sales and marketing personnel and an increase of approximately $524,000 in commissions paid to group purchasing organizations. The increase in operating expenses of our international subsidiaries was driven by an increase of $1.1 million in compensation and benefits to our international sales and marketing personnel of which approximately $458,000 relates to an increase in commissions, $347,000 relates to an increase in salaries and wages as a result of additional headcount, and approximately $150,000 relates to stock-based compensation expense. The $1.4 million increase in compensation and benefits to domestic sales and marketing personnel was driven by an increase of approximately $713,000 in salaries and wages and an increase of approximately $390,000 in stock-based compensation expense which was recorded as a result of the adoption of SFAS No. 123R. We expect the level of sales and marketing expenses in the fourth quarter of 2007 to increase compared with the level of sales and marketing expenses in the third quarter of 2007.

     General and Administrative. The increase in general and administrative expenses in the three months ended September 29, 2007 compared with the three months ended September 30, 2006 was primarily attributable to an increase in compensation and benefits to general and administrative personnel of approximately $421,000, an increase of approximately $122,000 in depreciation expense and an increase of approximately $114,000 in legal fees. The $421,000 increase in compensation and benefits was primarily the result of an increase of approximately $179,000 of stock-based compensation expense and an increase in salaries and wages of approximately $174,000 primarily as a result of annual salary increases.
     For the nine months ended September 29, 2007 compared with the nine months ended September 30, 2006, the increase in general and administrative expenses was driven by an increase of approximately $1.3 million in compensation and benefits to general and administrative personnel and an increase of $557,000 in professional fees, including legal fees and accounting and tax related fees. Of the $1.3 million increase in compensation and benefits, approximately $588,000 relates to an increase in stock-based compensation expense and approximately $428,000 relates to an increase in salaries and wages. The increase in professional fees was the result of costs associated with the termination agreement with Boston Scientific Corporation. We expect the level of general and administrative expenses in the fourth quarter of 2007 will increase compared with the level of general and administrative expenses in the third quarter of 2007.
     Interest Income. Interest income increased to approximately $1.5 million in the three months ended September 29, 2007 from approximately $898,000 in the three months ended September 30, 2006, an increase of approximately 69%. For the nine months ended September 29, 2007 compared with the nine months ended September 30, 2006, interest income increased approximately 46% from approximately $2.4 million to approximately $3.5 million. The increase in interest income in the three and nine months ended September 29, 2007 compared with the three and nine months ended September 30, 2006 was primarily attributable to a higher cash and investment balance resulting from the 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest income in the fourth quarter of 2007 will be comparable to the level of interest income in the third quarter of 2007.
     Interest Expense. Interest expense was approximately $944,000 in the three months ended September 29, 2007 and $1.1 million for the nine months ended September 29, 2007 compared with no interest expense during the three and nine month periods ended September 30, 2006. The increase in interest expense in the three and nine months ended September 29, 2007 was the result of the 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest expense in the fourth quarter of 2007 to be comparable with the level of interest expense in the third quarter of 2007.
     Income Taxes. We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and nine months ended September 29, 2007, we recorded a tax provision of $683,000 and $3.1 million, respectively. Income before tax for the three and nine months ended September 29, 2007 was $527,000 and $5.0 million, respectively. The provision was the result of applying an effective income tax rate of 130% and 63% to income before tax for the respective periods. For the three and nine months ended September 29, 2007, the difference between the effective tax rates and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R. For the three and nine months ended September 30, 2006, we recorded a tax provision of $253,000 and $310,000, respectively, and continued to maintain a full valuation allowance on our tax benefits.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through September 29, 2007, we have raised approximately $212.2 million from equity and debt financings, including the following:
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
     In May 2001, we entered into an agreement with Fleet National Bank (now Bank of America), for a $5.0 million revolving line of credit, which expires in May 2008. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At September 29, 2007, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At September 29, 2007, the interest rate on the line of credit was 7.75%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facilities in the amount of approximately $991,000 which is shown on our consolidated balance sheet as restricted cash.
     In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes were $121.0 million, which is net of the underwriters discount of $4.0 million. As of September 29, 2007, we have used approximately $85.0 million of these proceeds to repurchase 5.5 million shares of our common stock, of which 4.5 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of September 29, 2007, we had repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at September 29, 2007 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations, capital expenditures and service on our convertible notes for at least the next twelve months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program, to meet market demand for our products and to repay our convertible notes.
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
     Currently, our 2.5% convertible senior notes due 2014 are convertible, under certain circumstance, solely into shares of our common stock. However, under the terms of the Indenture and such notes, we will have the option to settle potential conversions of these notes with cash and, if applicable, shares of our common stock, commonly referred to as “net share settlement”, if we first obtain stockholder approval of this net share settlement feature and we irrevocably elect to use such settlement method. If we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of such notes and we irrevocably elect to use such settlement method, then upon conversion of such notes we would (1) pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and (2) issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period. In order to fund the cash payments due upon conversion, we may be required to use a significant portion or all of our existing cash or raise the cash for such payments through the sale of shares of our common stock or additional debt securities or through one or more other financing transactions. We may not have sufficient cash on hand or be able to acquire the necessary funds via financing on terms favorable to us or our stockholders, or at all, which would result in an event of default under the notes. Moreover, the use of a substantial portion of our existing cash may adversely affect our liquidity and cash available to fund growth of our business.

     Working capital at September 29, 2007 was approximately $98.8 million compared with approximately $67.4 million at December 31, 2006.
     Cash provided by operations. We received approximately $9.3 million of cash from operations in the nine months ended September 29, 2007 compared with cash received from operations of approximately $8.3 million in the nine months ended September 30, 2006. The cash received in the nine months ended September 29, 2007 was primarily attributable to our net income of approximately $1.8 million, $6.5 million of non-cash stock-based compensation expense, an increase of approximately $2.0 million in accrued liabilities and a decrease of approximately $1.2 million in accounts receivable. These were offset by a decrease in deferred revenue of approximately $5.2 million primarily related to the termination of the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement with Boston Scientific Corporation. The cash received in the nine months ended September 30, 2006 was primarily attributable to net income of approximately $6.5 million and an increase in non-cash stock-based compensation expense related to stock options of approximately $5.0 million. During the same period, these increases were offset by a decrease in accrued liabilities of approximately $2.3 million. The decrease in accrued liabilities was primarily driven by a decrease in accrued bonus as we paid our 2005 bonuses in the first quarter of 2006.
     Cash used for investing activities. We used approximately $37.3 million of cash in investing activities in the nine months ended September 29, 2007 compared with approximately $12.0 million of cash used for investing activities in the nine months ended September 30, 2006. The cash used in the three months ended September 29, 2007 was primarily the result of net purchases of marketable securities of approximately $35.0 million and approximately $2.4 million in capital expenditures primarily due to spending related to our new facility and the purchase of components for our new automated sensor manufacturing lines. The cash used in the nine months ended September 30, 2006 was primarily the result of net purchases of marketable securities of approximately $7.5 million, capital expenditures of approximately $3.5 million related to the purchase of components for two automated sensor manufacturing lines and $1.0 million of restricted cash for the lease of our new facility in Norwood, Massachusetts. We anticipate the level of capital expenditures in the fourth quarter of 2007 will decrease compared with the level of capital expenditures in the second quarter of 2007.
     Cash provided by financing activities. We received approximately $36.4 million of cash from financing activities in the nine months ended September 29, 2007 compared with approximately $2.9 million used for financing activities in the nine months ended September 30, 2006. The cash received from financing activities was primarily the result of the proceeds received upon the issuance of $125.0 million of 2.5% convertible senior notes due 2014 in June 2007 offset by our repurchase of approximately $85.0 million of our common stock. The cash received from financing activities during the nine months ended September 30, 2006 was primarily the result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Income Taxes
     We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and nine months ended September 29, 2007, we recorded a tax provision of $683,000 and $3.1 million, respectively. Income before tax for the three and nine months ended September 29, 2007 was $527,000 and $5.0 million, respectively. The provision was the result of applying an effective income tax rate of 130% and 63% to income before tax for the three and nine months ended September 29, 2007, respectively. For the three and nine months ended September 29, 2007, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R. For the three and nine months ended September 30, 2006, we recorded a tax provision of $253,000 and $310,000, respectively, and continued to maintain a full valuation allowance on our tax benefits.
     Through the third quarter of 2006, we maintained a full valuation allowance on our deferred tax assets. Upon achieving three-years of cumulative profitability, we began to weigh the positive and negative evidence included in SFAS No.109 “Accounting For Income Taxes,” on a quarterly basis to determine if we believed that it was more likely than not that some or all of our deferred tax assets would be realized. In connection with this analysis, we reviewed our cumulative history of earnings before taxes over a three-year period and our projections of future taxable income. As of December 31, 2006, after finalizing the 2007 forecast, we concluded that the projections support taxable income for the foreseeable future, and therefore, we reversed $28.2 million of our valuation allowance. The projections of future taxable income include significant judgment and estimation. If we are not able to achieve sufficient taxable income in future periods, we might need to record additional valuation allowances on our deferred tax assets in future periods that could be material to our consolidated financial statements.
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $371,000 to the January 1, 2007 retained earnings balance. As of January 1, 2007, we had gross unrecognized tax benefits of $726,000. Of this total, $626,000 (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, we had not accrued interest expense related to these unrecognized tax benefits. When appropriate we will recognize interest accrued and penalties if incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the nine months ended September 29, 2007. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue and net income for the fiscal quarter ending December 31, 2007 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II — Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.

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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We were profitable for the years ended December 31, 2006 and 2005. However, we will not continue to be profitable or increase our level of profitability if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities. Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery that may result from use of the BIS system. Also, if third party reimbursement is based on charges or costs, patient monitoring with the BIS system may have the effect of reducing reimbursement because the charges or costs for surgical procedures may decline as a result of monitoring with the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.
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
Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2007.
     Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2007. Among these factors are the following: first, we continue to shift the focus of our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. If the increase in revenue from our BIS Sensors does not happen as quickly as we expect, it could adversely affect our operating results. Second, although the Japanese Ministry of Health, Labor and Welfare, or the Japanese Ministry, has approved the sale of the BIS XP system through our distributor, Nihon Kohden, the potential benefits of this approval may not be recognized for some time, or at all. Third, on October 7, 2004, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, issued a Sentinel Event Alert, or Alert, aimed at preventing and managing the impact of anesthesia awareness. The Alert identifies the incidence of awareness, describes common underlying causes and suggests steps for healthcare professionals and institutions to take in order to manage and prevent future occurrences and recommends healthcare organizations develop and implement policies to address anesthesia awareness. Additionally, on October 25, 2005, the American Society of Anesthesiologists House of Delegates approved a Practice Advisory on Intraoperative Awareness and Brain Monitoring, or Practice Advisory, including our BIS technology. The Practice Advisory recommends that the decision to use brain monitoring technology be made by individual practitioners on a case-by-case basis. Finally, in April 2006, the American Association of Nurse Anesthetists, or AANA, published a position statement regarding unintended awareness under general anesthesia. While we believe that the Alert, the Practice Advisory and the AANA position statement are favorable to our business, industry organizations and others in the anesthesia community may not agree with the position taken in the Alert, or in the Practice Advisory or the AANA position statement and, accordingly, potential benefits to our business that could have resulted from the Alert, the Practice Advisory and the AANA position statement may not be significant or realized at all.
Fluctuations in our quarterly operating results could cause our stock price to decrease.
     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:
•	the timing and volume of customer orders for our BIS system;

•	market acceptance of our BIS VISTA monitor;

•	use of and demand for our BIS Sensors;

•	transition of sales focus from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration;

•	customer cancellations;

•	introduction of competitive products;

•	regulatory approvals;

•	changes in management;

•	turnover in our direct sales force;

•	effectiveness of new marketing and sales programs;

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business;

•	sales of convertible debt instruments and repurchases of shares of our common stock;

•	the amount of our outstanding indebtedness and interest payments under debt obligations;

•	reductions in orders by our distributors and original equipment manufacturers; and

•	the timing and amount of our expenses.
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
     We believe that the financial resources available to us, including our current working capital and available revolving line of credit, will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months. If we are unable to increase our revenue and continue to maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:
•	the research and development costs of our products or technology currently under development, including costs to fund our neuroscience program following termination in June 2007 of our alliance with Boston Scientific Corporation, increase beyond current estimates;

•	we decide to expand faster than currently planned;

•	we develop new or enhanced services or products ahead of schedule;

•	we decide to undertake new sales and/or marketing initiatives;

•	we are required to defend or enforce our intellectual property rights, or respond to other legal challenges with respect to our products, including product liability claims;

•	sales of our products do not meet our expectations domestically or internationally;

•	we are required or elect to pay the principal under our 2.5% convertible senior notes due 2014 in cash at or prior to maturity;

•	we need to respond to competitive pressures; or

•	we decide to acquire complementary products, businesses or technologies.
     We can provide no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future operations which would significantly limit our ability to implement our business plan and could result in a default under our 2.5% convertible senior notes due 2014. In addition, we may have to issue equity securities that may have rights, preferences and privileges senior to our common stock or issue debt securities that may contain limitations or restrictions on our ability to engage in certain transactions in the future.
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
     The medical device industry in which we market our products is characterized by rapid product development and technological advances. Our competitors have received clearance by the United States Food and Drug Administration, or FDA, for, and have introduced commercially, anesthesia monitoring products. If we do not compete effectively with these monitoring products, our revenue could be adversely affected. Our current and planned products are at risk of obsolescence from:
•	other new monitoring products, based on new or improved technologies;

•	new products or technologies used on patients or in the operating room during surgery in lieu of monitoring devices;

•	electrical or mechanical interference from new or existing products or technologies;

•	alternative techniques for evaluating the effects of anesthesia;

•	significant changes in the methods of delivering anesthesia; and

•	the development of new anesthetic agents.
     We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets and to grow our business.
If we do not maintain our relationships with the anesthesia community and if anesthesiologists and other healthcare providers do not recommend and endorse our products, our sales may decline or we may be unable to increase our sales and profits.
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
     If we are unable to continue to develop or acquire and market new products and technologies, we may experience a decrease in demand for our products, and a loss of market share and our business would suffer. As the market for our BIS system matures, we need to develop or acquire and introduce new products for anesthesia monitoring or other applications. Additionally, we have begun to research the use of BIS monitoring to diagnose, track and manage neurological diseases, including Alzheimer’s disease and depression. We face at least the following two risks with respect to our planned development of new products and our entrance into potential new markets:
•	we may not successfully adapt the BIS system to function properly for procedural sedation, when used with anesthetics we have not tested or with patient populations we have not studied, such as infants; and

•	our technology is complex, and we may not be able to develop it further for applications outside anesthesia monitoring, such as the diagnosis and tracking of neurological diseases.
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

     Any of the following could delay the completion of our ongoing and planned clinical trials, or result in a failure of these trials to support our business:
•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials;

•	negative results from clinical trials for any of our potential products, including those involving the management of depression and the early diagnosis and tracking of Alzheimer’s disease; and

•	failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential products.
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
     In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. Also, we need to continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. We are currently shifting the focus of our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:
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
We and Boston Scientific recently jointly terminated our strategic alliance and other agreements and, as a result, we may not have sufficient funding to finance our neuroscience programs.
     On June 11, 2007, we and Boston Scientific Corporation entered into a termination and repurchase agreement under which we jointly agreed to terminate the following agreements between the parties:
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
      Sales of our shares by our largest stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by directors or officers of Aspect could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.
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

Risks Related to our Issuance of $125 Million Principal Amount of 2.5% Convertible Senior Notes due 2014
Our increased indebtedness as a result of the issuance of $125 million principal amount of 2.5% convertible senior notes, or the notes, may harm our financial condition and results of operations.
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
     As of September 29, 2007, we had outstanding options to purchase 4,355,043 shares of our common stock at a weighted average exercise price of $17.23 per share (1,142,827 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, the Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.
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
     The notes will be our senior unsecured obligations and rank equally with any of our existing or future senior debt and senior to any of our future subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of September 29, 2007, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.
The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.
     The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of September 29, 2007, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $1.1 million. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended September 29, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
July 1, 2007 — July 28, 2007 (1)	2,500,000	$15.06	2,500,000	1,513,239
Total	2,500,000	$15.06	2,500,000	1,513,239

(1)	On July 10, 2007, we repurchased 2,500,000 shares of common stock held by Boston Scientific Corporation at a price of approximately $15.06 per share, or an aggregate of $37,655,000. The repurchase was made in accordance with the Termination and Repurchase Agreement by and between Boston Scientific Corporation and us, dated June 11, 2007. The repurchased shares were cancelled and retired.
Item 6. Exhibits.
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: November 8, 2007	By:	/s/ Michael Falvey
Michael Falvey
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1	Amendment to Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2007.

10.2
Amendment No. 2 to Rights Agreement by and between the Registrant and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2007.

10.3
Letter dated November 7, 2007 by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2007.

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