Form 10-K
period 2007-12-31
ASPECT MEDICAL SYSTEMS INC
filed 2008-03-17
CIK 886235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 (based on the closing price as quoted on the Nasdaq Global Market on such date) was $83,187,580. The registrant had 17,167,411 shares of Common Stock, $0.01 par value per share, outstanding as of March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending March 29, 2008 and thereafter. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify our forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those described in “Item 1A — Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report. The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future, except as specifically required by law or the rules of the Securities and Exchange Commission. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

PART I

Item 1.	Business.

OVERVIEW

Aspect Medical Systems, Inc. was incorporated as a Delaware corporation in 1987. We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index®, which we refer to as the BIS index. The BIS system provides information that allows clinicians to assess and manage a patient’s level of consciousness in the operating room, intensive care and procedural sedation settings and is intended to assist the clinician in better determining the amount of anesthesia or sedation needed by each patient. We developed the BIS system over 10 years, and it is the subject of 23 issued United States patents and 9 pending United States patent applications. Our proprietary BIS system includes our BIS monitor, BIS Module Kit or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our group of sensor products, which we collectively refer to as BIS Sensors.

As of December 31, 2007, the worldwide installed base of BIS monitors and original equipment manufacturer products was approximately 47,400 units. We estimate that BIS technology is installed in approximately 60% of all domestic operating rooms, and is available in more than 160 countries. We estimate that more than 25 million patients worldwide have been monitored using the BIS index during surgery.

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

We are in the process of investigating other product areas that utilize our expertise in anesthesia delivery and monitoring of the brain. For example, we have a team investigating the use of the BIS monitoring platform to diagnose and track neurological diseases. For additional information regarding these other product areas, see “Business — Research and Development” appearing elsewhere in this annual report.

We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We have also historically derived a portion of our revenue from strategic alliances, primarily our alliance with Boston Scientific Corporation, which we terminated in June 2007. In fiscal years 2007, 2006 and 2005, revenue from the sale of Equipment represented approximately 17%, 22% and 26%, respectively, of our revenue, and revenue from the sale of BIS Sensors represented approximately 78%, 71% and 69%, respectively, of our revenue. In fiscal years 2007, 2006 and 2005, strategic alliance revenue represented approximately 5%, 7% and 5%, respectively, of our revenue.

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

2007 DEVELOPMENTS

Initiation of Outcome Studies

In March 2007, we announced the initiation of two studies being conducted with the Cleveland Clinic to investigate the impact of anesthetic management techniques on patient outcomes. The first is a vascular study which seeks to determine if avoidance of deep anesthesia, administration of steroids and control of blood sugar levels improves outcomes in patients undergoing major vascular surgery. The study is expected to evaluate up to 900 patients scheduled for elective major vascular surgeries at Cleveland Clinic hospitals. Patients will be randomized to a surgical care protocol that includes administration of a steroid or placebo, intensive or conventional glucose management and lighter or deeper anesthetic management. Researchers will assess multiple outcome measures during and after surgery, including the incidence of major perioperative morbidity such as heart attack, as well as incidence of surgical complications, delirium, and quality of life.

The second study is designed to test the hypothesis that avoiding deep general anesthesia reduces cancer recurrence rates in women under going surgery for breast cancer. The study is expected to evaluate up to 1,100 breast cancer patients scheduled to undergo mastectomies. Patients will be randomly assigned to regional anesthesia/analgesia with sedation or light anesthesia, or to a full general anesthetic and morphine analgesia. Participants will be followed for up to 10 years to determine the rate of cancer recurrence or metastasis. BIS monitoring will be used to determine whether the depth of general anesthesia is related to patient outcomes.

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

Termination of Alliance with Boston Scientific Corporation and Related Stock Repurchase

On June 11, 2007, we entered into a termination and repurchase agreement with Boston Scientific Corporation. Under the terms of the agreement, we and Boston Scientific Corporation agreed to terminate the following agreements:

•	the OEM product development agreement dated as of August 7, 2002, as amended January 31, 2005 and February 5, 2007, which we refer to as the 2002 agreement, pursuant to which we were to develop certain products that Boston Scientific Corporation would then commercialize in the area of monitoring patients under sedation in a range of less invasive medical specialties, and pursuant to which we granted Boston Scientific Corporation an exclusive option to become the distributor for a period of time of certain products;

•	the product development and distribution agreement dated as of May 23, 2005, which we refer to as the 2005 Agreement, pursuant to which we were to develop new applications of our brain-monitoring technology in the area of the diagnosis and treatment of neurological, psychiatric and pain disorders and Boston Scientific was appointed the exclusive distributor of such products; and

•	the letter agreement dated August 7, 2002, and security agreement dated August 7, 2002, pursuant to which Boston Scientific Corporation agreed to make revolving interest-bearing loans to us from time to time at our request, such revolving loans being evidenced by a promissory note in the original principal amount of $5,000,000 dated August 7, 2002.

In addition to the termination of the agreements referenced above, on June 13, 2007, we repurchased 2,000,000 shares of our common stock held by Boston Scientific Corporation at a price of approximately $15.91 per share, for an aggregate repurchase price of $31,816,000. The per share price represents the average of the closing prices of our common stock as reported on the NASDAQ Global Market for the 20 consecutive trading days up to and including the date of the termination and repurchase agreement. In accordance with the agreement, for a period of 180 days following the date of the agreement, we had the right to purchase any or all of the balance of our shares of common stock then owned by Boston Scientific at a price of $15.00 per share or the average of the closing prices for our common stock over the 10 trading days prior to the date we exercise our right to repurchase, whichever is higher. Additionally, Boston Scientific Corporation had agreed that for a period of 180 days after the effective date of the agreement that it would not sell, contract to sell, grant any option to purchase or dispose of any of the shares of our common stock held of record by Boston Scientific Corporation on the effective date. On July 10, 2007, we exercised our right under the termination and repurchase agreement and repurchased an additional 2,500,000 shares of common stock from Boston Scientific Corporation for $37,655,000. On November 7, 2007, we entered into a letter agreement with Boston Scientific Corporation pursuant to which we agreed to waive the specified provisions of the termination and repurchase agreement entered into on June 11, 2007. We agreed to waive the lock-up and the call option set forth in the agreement with respect to the remaining 1,513,239 shares of our common stock held by Boston Scientific Corporation because Boston Scientific Corporation and a third party reached an agreement pursuant to which that third party agreed to purchase all of such shares.

BIS VIEW Clearance

In June 2007, we received United States Food and Drug Administration, or FDA, 510(k) clearance for our newest stand-alone monitor, the BIS VIEWtm. The BIS VIEW offers customers a compact design and simplified operation for lower acuity clinical environments with limited room for monitoring equipment. In August 2007, we had our first commercial shipment of the BIS VIEW.

Results of BRITE Major Depression Study

In December 2007, we announced the results of our BRITE, or Biomarkers for Rapid Identification of Treatment Efficacy in Major Depression, trial. Enrollment in this trial was concluded in March 2007. The BRITE study results demonstrated that our EEG-based Antidepressant Treatment Response, or ATR, indicator is a significant predictor of patient response and remission from depression when utilized one week following initiation of treatment with escitalopram, an anti-depressant drug. Patient response was defined by researchers as a 50 percent improvement in depression symptoms as measured by the Hamilton Depression Rating Scale, or HAM-D, after seven weeks of treatment, and remission was defined as recovery from depression (HAM-D less than 7) after seven weeks of treatment. The BRITE trial was conducted in collaboration with leading investigators from 10 facilities across the United States and enrolled more than 300 patients.

THE ASPECT SOLUTION: PATIENT MONITORING WITH THE BIS SYSTEM

We have developed the BIS monitoring system that is based on our proprietary BIS index. Our BIS system comprises our BIS monitor, BIS Module Kit or BISx system and our BIS Sensors. The BIS Sensors are applied to a patient’s forehead to acquire the electroencephalogram, or EEG, a measure of the electrical activity of the brain. The EEG is then analyzed by the BIS monitor, BIS Module Kit or BISx system to produce the BIS index. The BIS index is a numerical index that correlates with levels of consciousness and is displayed as a number ranging between 100, indicating that the patient is awake, and zero, indicating an absence of brain activity. In October 1996 the FDA cleared the BIS index for marketing for use as a direct measure of the effects of anesthetics and sedatives on the brain. In October 2003, the FDA cleared a new indication for use specifying that use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults during general anesthesia and sedation.

Products

Our principal product offerings consist of the following:

EQUIPMENT

BIS VIEW

The BIS VIEW is our basic featured standalone monitor, which has fewer optional configurations compared with the BIS VISTA monitor. The BIS VIEW monitor runs on the BISx platform. The initial commercial shipment of the BIS VIEW took place in 2007.

BIS VISTA

The BIS VISTA is our stand-alone monitor which offers enhanced display and user interface as well as greater processing capability, including the ability to support advanced monitoring features. The BIS VISTA monitor runs on the BISx platform. The initial commercial shipment of the BIS VISTA took place in 2006.

BISx system

The BISx system is our original equipment manufacturer BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers. BISx simplifies the incorporation of BIS technology into our partners’ monitoring systems and makes available a class of monitoring systems that has historically been out of reach due to the cost of integration. We have also maintained backwards compatibility with our existing BIS engine technology to simplify the adoption of BISx by our existing partners. The initial commercial shipment of the BISx system took place in 2004.

BIS XP system

The BIS XP system offers enhanced performance capabilities and expanded benefits as compared with the previous version of our BIS system, enabling more precise measurement of brain activity to assess the level of consciousness. The BIS XP system is designed to detect and filter interference from muscle artifact and to resist interference from electrocautery devices. Additionally, it is able to provide enhanced detection of near suppression, a brain wave pattern occasionally observed during deep anesthesia and cardiac cases. The BIS XP system runs on the A-2000 BIS Monitor, BIS Vista, BIS View, BIS Module Kit platform and BISx system. The initial commercial shipment of the BIS XP system took place in 2001.

A-2000 BIS Monitor

The A-2000 BIS Monitor is a compact, lightweight, portable monitor designed to accommodate the space limitations and positioning requirements of surgical settings. The A-2000 BIS Monitor displays the BIS index and supporting information and includes our proprietary digital signal converter. This converter is a palm-sized module that serves as the interface between the BIS monitor and the BIS Sensors. The digital signal converter acquires the EEG signal from the BIS Sensors and converts the EEG signal to digital format. The EEG signal is then processed and the BIS index is displayed on the A-2000 BIS Monitor. The initial commercial shipment of the A-2000 BIS Monitor took place in 1998.

BIS Module Kit

Our BIS Module Kit is designed to facilitate the integration of the BIS index into equipment marketed by original equipment manufacturers. The BIS Module Kit consists of two pieces, our proprietary digital signal converter and a small circuit board that resides in the original equipment manufacturer’s system. The digital signal converter acquires the EEG signal from the BIS Sensors and converts the EEG signal to digital format. The circuit board then processes the EEG signal and outputs the BIS index to the original equipment manufacturer’s system.

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

BIS Sensors

Semi-Reusable Sensor (SRS)

Semi-reusable version of a BIS Sensor that uses the same algorithm and hardware as our disposable sensors. Currently, the SRS is only available in markets outside of the United States, excluding Japan. The initial commercial shipment of the SRS took place in 2005.

BIS Extend Sensor

We created the BIS Extend Sensor for patients who are typically monitored for an extended period of time, such as in intensive care unit settings. We designed the BIS Extend Sensor with a surface that allows clinicians to record in writing the date and time of application, making it easier to track when a new sensor should be applied. The BIS Extend Sensor is designed to resist electrical artifact and to detect and filter interference from muscle artifact caused by sources such as eye movement. The BIS Extend Sensor contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor, BIS Module Kit or BISx system. We introduced commercially the BIS Extend Sensor in 2002.

BIS Pediatric Sensor

The BIS Pediatric Sensor is smaller and easier to apply than our other BIS Sensors, and is designed to be visually appealing to children. The BIS Pediatric Sensor features an improved design for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications. The BIS Pediatric Sensor contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor, BIS Module Kit or BISx system. The initial commercial shipment of the BIS Pediatric Sensor took place in 2001.

BIS Quatro Sensor

The BIS Quatro Sensor offers enhanced performance in deep anesthetic states and improved resistance to interference from noise sources, such as high frequency/electromyography conditions, in the operating room and intensive care unit. The BIS Quatro Sensor features an improved design compared with the BIS Standard Sensor for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications. The BIS Quatro Sensor contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor, BIS Module Kit, or BISx system. We introduced commercially the BIS Quartro Sensor in 2001.

BIS Sensor Plus

The BIS Sensor Plus is a second-generation disposable product for use with the A-2000 BIS Monitor and BIS Module Kit. The BIS Sensor Plus features an improved design compared with the BIS Standard Sensor for easy connection and enables the BIS system to automatically configure its settings for specific patient populations and applications. The BIS Sensor Plus contains an electronic memory device that allows information about the sensor, such as lot code, expiration date and type of sensor, to be stored on the sensor and to be retrieved by the BIS monitor or BIS Module Kit. The initial commercial shipment of the BIS Sensor Plus took place in 2001.

BIS Standard Sensor

The BIS Standard Sensor is a single-use, disposable product for use with the A-2000 BIS Monitor, the A-1050 EEG Monitor with BIS and the BIS Module Kit. The BIS Standard Sensor is not compatible with the BIS XP system because it does not contain the easy connection feature and electronic memory device of our other BIS Sensors. The BIS Standard Sensor is designed to provide a reliable and simple means of acquiring the EEG signal needed to generate the BIS index. The one-piece design allows quick and accurate placement on the patient’s forehead. The BIS Standard Sensor connects to the monitor by a single-point proprietary connector. The BIS Standard Sensor was introduced commercially in 1997.

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

Clinical, Regulatory and Quality Assurance

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

Recent Clinical Studies

In March 2007, we announced the initiation of two studies being conducted with the Cleveland Clinic to investigate the impact of anesthetic management techniques on patient outcomes. The first is a vascular study which seeks to determine if avoidance of deep anesthesia, administration of steroids and control of blood sugar levels improves outcomes in patients undergoing major vascular surgery. The study is expected to evaluate up to 900 patients scheduled for elective major vascular surgeries at Cleveland Clinic hospitals. Patients will be randomized to a surgical care protocol that includes administration of a steroid or placebo, intensive or conventional glucose management and lighter or deeper anesthetic management. Researchers will assess multiple outcome measures during and after surgery, including the incidence of major perioperative morbidity such as heart attack, as well as incidence of surgical complications, delirium, and quality of life.

The second study is designed to test the hypothesis that avoiding deep general anesthesia reduces cancer recurrence rates in women under going surgery for breast cancer. The study is expected to evaluate up to 1,100 breast cancer patients scheduled to undergo mastectomies. Patients will be randomly assigned to regional anesthesia/analgesia with sedation or light anesthesia, or to a full general anesthetic and morphine analgesia. Participants will be followed for up to 10 years to determine the rate of cancer recurrence or metastasis. BIS monitoring will be used to determine whether the depth of general anesthesia is related to patient outcomes.

Additionally, we are currently in the process of conducting a multi-center collaborative study called the Childhood Awareness and Recall Evaluation, or CARE study, to document the incidence and risk factors for interoperative awareness in children between the ages of five and fifteen. Enrollment in this study was completed in December 2007.

In December 2007, we announced the results of our BRITE trial. The BRITE study results demonstrated that our EEG-based ATR indicator is a significant predictor of patient response and remission from depression when utilized one week following initiation of treatment with escitalopram, an anti-depressant drug. Patient response was defined by researchers as a 50 percent improvement in depression symptoms as measured by the HAM-D rating scale after seven weeks of treatment, and remission was defined as recovery from depression (HAM-D less than 7) after seven weeks of treatment. The BRITE trial was conducted in collaboration with leading investigators from 10 facilities across the United States and enrolled more than 300 patients.

In 2005, we agreed to collaborate with The Brain Resource Company in a multi-year clinical study to evaluate brain electrical activity in patients identified with mild cognitive impairment, or MCI, a memory impairment that often precedes Alzheimer’s disease. Interim results of this study indicate that our EEG-based biomarker correlates with standard measures of cognitive performance and suggest that EEG information may be helpful in determining which patients in the normal to MCI range are likely to experience cognitive decline. Subjects in this study were prospectively evaluated using our brain assessment technology to obtain an EEG cognitive functional score. The EEG assessments from the MCI patients were then compared with assessments in a recently acquired database of normal elderly subjects and Alzheimer’s disease patients. Results of this study indicate that patients suffering from MCI showed brain assessment scores between those of healthy and Alzheimer’s disease subjects.

Since 2003, 434 normal elderly subjects have enrolled in a longitudinal memory study, which we refer to as the Cape Cod Memory Study, conducted by us in which EEG and clinical information such as measures of cognitive performance and change in clinical status, are collected on a quarterly basis over years. This data collected in the course of the Cape Cod Memory Study is intended to enable us to develop EEG biomarkers to: (i) assess cognitive performance and (ii) identify patients at risk of worsening cognition, which may be due to developing dementia caused by Alzheimer’s disease. To date, we have published results showing that BIS-AD correlates with metrics of cognitive performance and is an independent predictor of future (1 year) worsening of cognition in normal elderly subjects.

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

During the fiscal years ended December 31, 2007, 2006 and 2005, we incurred expenses of approximately $16.1 million, $15.3 million and $10.5 million, respectively, in connection with our research and development efforts, including clinical and regulatory expenses.

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

We are in the process of investigating other product areas that utilize our expertise in anesthesia delivery and monitoring of the brain. We currently have a team that is investigating the use of the BIS monitoring platform to diagnose and track neurological disorders. We believe that because the BIS index quantifies changes in patients’ EEG, and we have shown the BIS index correlates with memory function and changes in brain metabolism, our technologies may be useful in detecting neurological disorders in patients. We are evaluating the application of the EEG-based parameters including those derived from the BIS index to measure brain function, which may assist in the detection of Alzheimer’s disease, depression and other neurological disorders, including sleep cycles and seizure detection. Although additional research and development and clinical trials will be required, our research shows a correlation between the EEG-based parameters and the severity of dementia in patients with Alzheimer’s disease and vascular dementia. This research complements our prior research demonstrating the correlation between the EEG-based parameters and the effects of pharmacological agents on the brain, changes in cerebral metabolic activity and clinical measures of cognitive and memory function.

In July 2004, we exercised our right to acquire from the Regents of the University of California an exclusive license to commercialize brain monitoring technology in the field of diagnosis and management of neurological diseases and conditions, which technology was developed by the Neuropsychiatric Institute and David Geffen School of Medicine at UCLA. On July 27, 2007, we acquired an additional exclusive license from the Regents of the University of California to other certain brain monitoring technology in the field of diagnosis and management of neurological diseases.

Sales, Marketing and Customers

Our customers include anesthesia providers, hospitals, outpatient surgical centers and individual practitioners in office-based practice. We market and sell our products to our customers through:

•	our direct sales force,

•	distributors, and

•	original equipment manufacturers.

For the years ended December 31, 2007, 2006 and 2005, no one customer accounted for 10% or more of our total revenue.

Domestic

We market our BIS system in the United States primarily through a combination of a direct sales force, specialty distributors and original equipment manufacturers. As of December 31, 2007, our domestic direct sales force was composed of 70 sales professionals, which included product specialists and inside sales representatives.

We augment our direct sales force with medical products distributors in selected markets within the United States. We also market our products through the sales organizations of our original equipment manufacturers and contracts with hospital group purchasing organizations.

For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two primary options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. We believe that the sales-type lease arrangement in some cases reduces the time required for customers to adopt the BIS system because it provides them with an option to utilize their operating budget to fund the purchase.

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

Group Purchasing Organization	Effective Date	Termination Provisions

Healthtrust Purchasing Group, L.P.	July 28, 2000	Unless terminated earlier by either party by giving 60 days prior written notice, this agreement expires on December 31, 2008.
Novation.	January 27, 2005	Unless terminated earlier by either party by giving 90 days prior written notice, this agreement expires on February 15, 2008. This agreement has been extended until August 1, 2008.
Consorta, Inc.	March 1, 2006	Unless terminated earlier by either party by giving 90 days prior written notice, this agreement expires on March 1, 2009.

International

We conduct our international operations through our international headquarters in the Netherlands and through subsidiaries in the United Kingdom, France and Germany. We continue to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. As of December 31, 2007, we employed 39 persons in our international organization located in Europe, Asia, Australia and South America. The majority of our international sales are denominated in United States dollars. See Note 15, “Segment Information and Enterprise Reporting,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for domestic and international financial information.

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

Distribution Agreements

We have entered into a distribution agreement, dated January 21, 1998, with Nihon Kohden Corporation, under which Nihon Kohden has agreed to act as an exclusive distributor of our BIS monitors and related products in Japan. The initial term of this agreement ended in January 2003, and is subject to automatic renewal annually unless either party provides written notice of termination to the other party at least three months prior to expiration of any renewal period. This agreement automatically renewed for an additional one-year period on February 21, 2008.

Original Equipment Manufacturer Relationships

We have entered into agreements with the following eight patient monitoring or anesthesia equipment companies that provide for the integration of our BIS technology into their patient monitoring equipment:

•	Datascope Corp.,

•	Dixtal Biomedica Ind E Com Ltda.,

•	Philips Medizinsysteme Boeblingen GmbH,

•	Mennen Medical LTD

•	Dräger Medical Systems,

•	Nihon Kohden Corporation,

•	Spacelabs Healthcare, Inc., and

•	Shenzhen Mindray Bio-Medical Electronics Co., Ltd.

These companies have agreed to integrate our BIS technology with their patient monitoring systems. The agreements expire at various times through 2013, unless extended by agreement of the parties.

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

Manufacturing

We use approximately 40,000 square feet of our 136,503 square foot facility located in Norwood, Massachusetts for manufacturing purposes with the remainder used for research and development, sales and marketing, general and administrative purposes and warehouse space. In this facility, we assemble all of our BIS hardware, and we produce all of our BIS Sensors.

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

We maintain a quality-assurance program covering our manufacturing operations and those of our suppliers. Our quality assurance program is subject to auditing by both the FDA and International Organization for Standardization, or ISO, agencies.

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

We believe that the principal competitive factors that we and other companies competing in the market for anesthesia-monitoring products must address include:

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

We have established a substantial proprietary position with respect to our products and our core signal processing technology, bispectral analysis, and its application to biological signals. The patent position of medical device companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims that are included in pending or future patent applications will be issued, that any issued patents will provide us with competitive advantage or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on our ability to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of our products or design around patents that may be issued to us. We may be required to engage in litigation or administrative proceedings to enforce any patents issued to us or to determine the scope and validity of others’ proprietary rights.

As of December 31, 2007, we held 23 United States patents and had filed nine additional United States patent applications. Our issued United States patents generally relate to our BIS technologies and uses thereof and expire at various dates between 2008 and 2022. We also have numerous corresponding patents and pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia, Japan, Mexico, Brazil, China and India.

We have also been granted a perpetual, royalty-free, non-exclusive license by Siemens Medical Systems, Inc. to a United States patent covering signal acquisition technology for digital signal converters.

Additionally, on July 1, 2004, we exercised our right to acquire an exclusive license from the Regents of the University of California to certain brain monitoring technology in the field of diagnosis and management of neurological diseases and conditions which was developed at the Neuropsychiatric Institute and David Geffen School of Medicine at UCLA. On July 27, 2007 we acquired an additional exclusive license from the Regents of the University of California to other certain brain monitoring technology in the field of diagnosis and management of neurological diseases.

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

Generally, before we can introduce a new product in the United States, we must obtain FDA clearance of a premarket notification under Section 510(k) of the FDC Act, referred to as a 510(k) notification, or approval of a premarket approval application under Section 515 of the FDC Act. To date, we have received clearance of a 510(k) notification from the FDA with respect to the following products:

Date of Clearance of
Product	510(k) Notification

Zipprep EEG Electrodes	June 1994
A-1050 EEG Monitor with BIS	January 1996
BIS Standard Sensor	October 1996
BIS Clinical Utility Indication	October 1996
A-2000 BIS Monitor	February 1998
BIS Sensor Plus	January 2000
BIS Pediatric Sensor	October 2000
BIS XP Sensor family, including the BIS Quatro Sensor and BIS Extend Sensor	October 2000
BIS Module Kit	October 2000
BIS XP system	June 2001
A-2000 BIS Monitor Indication for Use change (Awareness)	October 2003
BISx system	February 2004
BIS SRS (Semi-reusable sensor)	February 2005
BIS VISTA	September 2005
BISx 4 Channel	November 2005
Bilateral Sensor	December 2006
Zipprep Electrode	January 2007
BIS VIEW	June 2007
VISTA/BISx	November 2007

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

In June 1998, we obtained ISO 9001: 1994 /EN 46001 international quality management system certification and European Medical Device Directive EC certification. These certifications show that our development, production and distribution of products comply with these standards and directives. Our continued compliance with these standards and directives has been confirmed since June 1998 in semi-annual surveillance audits. In April 2003, we obtained ISO 13485/CMDR certification from a CMDCAS (Canadian) recognized registrar. In September 2005, we obtained ISO 13485: 2003/CMDR re-certification from a CMDCAS (Canadian) recognized registrar. The ISO 9001, ISO 13485 and Medical Device Directive, or MDD, certifications signify compliance with the requirements enabling us to affix the CE Mark to our current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union countries. Since June 1998, medical devices cannot be sold in European Union countries unless they display the CE Mark.

We have established a dedicated regulatory and quality assurance group to maintain regulatory compliance and manage all of our quality-assurance activities. This group is responsible for the following activities:

•	all regulatory submissions and communications,

•	scheduling and performing company-wide internal audits,

•	coordinating product update procedures and corrective actions,

•	maintaining adherence to appropriate procedures and applicable requirements related to the FDA’s quality systems regulations and appropriate international regulations, and

•	coordinating appropriate documentation for FDA, ISO 9001, ISO 13485, CMDR and MDD review and audits.

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

The Japanese Ministry of Health, Labor and Welfare has granted reimbursement approval for use of our BIS monitors. Healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 yen each time BIS monitoring is used. We believe that the BIS system is the only commercially available consciousness monitoring technology in Japan.

Employees

As of December 31, 2007, we had 285 employees worldwide in the following functional areas:

Number of
Employees	Functional Area

138	Sales, Marketing and Clinical Support
48	Manufacturing
40	General and Administrative
40	Research and Development
19	Clinical and Regulatory Affairs

285	Total

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

You should carefully consider the following risk factors, in addition to other information included in this annual report, in evaluating our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to the Company

We will not continue to be profitable if hospitals and anesthesia providers do not buy and use our BIS system and purchase our BIS Sensors in sufficient quantities.

Although we were profitable for the years ended December 31, 2007 and 2006, we will not continue to be profitable or increase our level of profitability if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities. Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery that may result from use of the BIS system. Also, if third party reimbursement is based on charges or costs, patient monitoring with the BIS system may have the effect of reducing reimbursement because the charges or costs for surgical procedures may decline as a result of monitoring with the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate or superior means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.

Moreover, additional clinical research we or third parties undertake may fail to support the benefit of our products, including failing to support evidence of a link between the use of BIS monitoring and a reduction in the incidence of awareness. For example, a third party study recently published in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. If the patient safety benefits of BIS monitoring are not persuasive enough to lead to a wider adoption of our BIS technology, our business, financial condition and results of operations could be adversely affected.

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

Various factors may adversely affect our quarterly operating results through the first fiscal quarter of 2008.

Various factors may adversely affect our quarterly operating results through the first fiscal quarter of 2008. Among these factors are the following: first, we continue to shift the focus of our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. If an increase in revenue from our BIS Sensors does not happen as quickly as we expect, or does not happen at all, our operating results could be adversely affected. As a result of this shift in focus, we expect our revenue from the sale of equipment to decrease. Second, although the Japanese Ministry of Health, Labor and Welfare, or the Japanese Ministry, has approved the sale of the BIS XP system through our distributor, Nihon Kohden, the potential benefits of this approval may not be recognized for some time, or at all. Third, the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, the American Society of Anesthesiologists House of Delegates and the American Association of Nurse Anesthetists, or AANA, have each issued position statements that we believe are favorable to our business and may have the effect of improving acceptance and utilization of our products by the medical community. However, industry organizations and others in the anesthesia community may not agree with these favorable position statements and, accordingly, potential benefits to our business, such as increased market acceptance and utilization, may not be significant or realized at all.

Fluctuations in our quarterly operating results could cause our stock price to decrease.

Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:

•	the timing and volume of customer orders for our BIS system;

•	market acceptance of our BIS VISTA monitor;

•	use of and demand for our BIS Sensors;

•	transition of sales focus from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration;

•	customer cancellations;

•	introduction of competitive products;

•	regulatory approvals;

•	changes in management;

•	turnover in our direct sales force;

•	effectiveness of new marketing and sales programs;

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business;

•	trading in our convertible debt instruments;

•	repurchases of shares of our common stock;

•	the amount of our outstanding indebtedness and interest payments under debt obligations;

•	reductions in orders by our distributors and original equipment manufacturers; and

•	the timing and amount of our expenses.

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

Compliance with changing regulation of corporate governance and public disclosure as well as potential new accounting pronouncements are likely to impact our future financial position or results of operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC regulations and NASDAQ Global Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New accounting pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies, for example the 2006 requirement under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, to expense stock options.

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Failure to maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such standards are modified, supplemented or amended from time to time, could have an adverse effect on our business, operating results and stock price.

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

We believe that the financial resources available to us, including our current working capital and available revolving line of credit, will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months. If we are unable to increase our revenue and continue to maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:

•	the research and development costs of our products or technology currently under development, including costs to fund our neuroscience program following termination in June 2007 of our alliance with Boston Scientific Corporation, increase beyond current estimates;

•	we decide to expand faster than currently planned;

•	we develop new or enhanced services or products ahead of schedule;

•	we decide to undertake new sales and/or marketing initiatives;

•	we are required to defend or enforce our intellectual property rights, or respond to other legal challenges with respect to our products, including product liability claims;

•	sales of our products do not meet our expectations domestically or internationally, including sales of our BIS Sensors; we are required or elect to pay the principal under our 2.5%

•	convertible senior notes due 2014 in cash at or prior to maturity;

•	we need to respond to competitive pressures; or

•	we decide to acquire complementary products, businesses or technologies.

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

We cannot predict whether we will encounter problems with respect to any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. Moreover, the final results of our clinical trials may not support or confirm any preliminary or interim results and we may not successfully reach the endpoints in these trials. Even if we successfully complete our clinical trials, the FDA or other regulatory agencies may not accept the results.

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

Our products are classified as medical devices and are subject to extensive regulation in the United Sates by the FDA and other federal, state, and local authorities. These regulations relate to the manufacturing, labeling, sale, promotion, distribution, importing, exporting and shipping of our products. Before we can market new products or a new use of, or claim for, an existing product in the United States, we must obtain clearance or approval from the

FDA. If the FDA concludes that any of our products do not meet the requirements to obtain clearance of a premarket notification under Section 510(k) of the Food, Drug and Cosmetic Act, then we would be required to file a premarket approval application. For example, there can be no guarantee that the FDA will accept the results from our depression clinical trial as supportive of a 510(k) notification without requiring additional studies and/or a premarket approval application. Both of these processes can be lengthy, expensive, may require extensive data from preclinical studies and clinical trials and may require significant user fees. The premarket approval process typically is more burdensome, expensive, time-consuming and uncertain than the premarket notification process. We may not obtain clearance of a 510(k) notification or approval of a premakret approval application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue. We may also be required to obtain clearance of a 510(k) notification from the FDA before we can market certain previously marketed products which we modify after they have been cleared. We have made certain enhancements to our currently marketed products which we have determined do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determinations, it will require us to file a new 510(k) notification for the modification, and we may be prohibited from marketing the modified devices until we obtain FDA clearance, or be required to recall devices that may be on the market, or be subject to other sanctions.

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

If we make any acquisitions, we will incur a variety of costs and may never successfully integrate the acquired business into ours.

We may attempt to acquire businesses, technologies, services or products that we believe are a strategic complement to our business. We may encounter operating difficulties and expenditures relating to integrating an acquired business, technology, service or product. These acquisitions may also absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. We may also make dilutive issuances of equity securities, incur debt or experience a decrease in the cash available for our operations, or incur contingent liabilities in connection with any future acquisitions, all of which could have a material adverse affect on our business, financial condition and results of operations.

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

The notes bear interest semi-annually at a rate of 2.5% per annum. In addition, we may in certain circumstances be obligated to pay additional interest. If at any time on or prior to the 45th scheduled trading day preceding the maturity date of the notes we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of the notes, and if we irrevocably elect to use such feature, then upon conversion of the notes we would:

•	pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and,

•	issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period.

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

As of December 31, 2007, we had outstanding options to purchase 4,265,961 shares of our common stock at a weighted average exercise price of $17.31 per share (942,184 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.

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

The notes will be our senior unsecured obligations and rank equally with any senior debt and senior to any subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2007, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.

The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.

The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of December 31, 2007, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $955,000. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease 136,503 square feet of administrative and manufacturing space in Norwood, Massachusetts. The lease expires in 2016 and we have been granted the option to extend the term for three additional five-year periods.

We lease approximately 9,280 square feet of office space located in De Meern, The Netherlands for our international operations. This lease expires in December 2011.

We believe that our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

On October 10, 2007, Vanessa Simmonds, a purported holder of Aspect Medical common stock, filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of our 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain of our unnamed officers, directors, and principal stockholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. Aspect Medical was named as a nominal defendant in the action, but has no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering (many of whom still serve as officers or directors of Aspect Medical) are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended, or a new complaint or suit filed, naming such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Exchange Act. On February 25, 2008, Ms. Simmonds filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. We have waived service and are in the process of considering what, if any, action to take in response to this litigation. We currently believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “ASPM” since July 1, 2006 and on the Nasdaq National Market since January 28, 2000. The following table sets forth, for the years ended December 31, 2006 and 2007, the range of high and low sales prices for our common stock on the Nasdaq Global Market and prior to July 1, 2006, the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low

2006:
Quarter Ended April 1, 2006	$36.47	$24.89
Quarter Ended July 1, 2006	28.67	16.39
Quarter Ended September 30, 2006	19.66	14.10
Quarter Ended December 31, 2006	20.92	16.63
2007:
Quarter Ended March 31, 2007	$19.51	$14.47
Quarter Ended June 30, 2007	17.58	14.75
Quarter Ended September 29, 2007	15.70	11.84
Quarter Ended December 31, 2007	16.08	12.59

On March 3, 2008, the last reported sales price of our common stock on the Nasdaq Global Market was $11.93 per share. As of March 3, 2008, there were approximately 396 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all earnings for use in the operation and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Additionally, our revolving line of credit agreement with Bank of America prohibits the declaration or payment of cash dividends without the consent of the bank.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

			(c)
			Total	(d)
			Number of	Maximum
			Shares	Number of
	(a)		Purchased as	Shares that
	Total	(b)	Part of Publicly	May Yet
	Number of	Average	Announced	be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

June 1, 2007 — June 30, 2007(1)	1,000,000	$15.57	1,000,000	—
June 1, 2007 — June 30, 2007(2)	2,000,000	$15.91	2,000,000	—
July 1, 2007 — July 28, 2007(3)	2,500,000	$15.06	2,500,000	—
Total	5,500,000	$15.46	5,500,000	—

(1)	These shares were repurchased in connection with our 2.5% convertible senior note offering in June 2007. We repurchased 1,000,000 shares of common stock for $15,570,000 in privately negotiated transactions. The repurchased shares were cancelled and retired.

(2)	On June 13, 2007, we repurchased 2,000,000 shares of common stock held by Boston Scientific Corporation at a price of approximately $15.91 per share, or an aggregate of $31,816,000. The repurchase was made in accordance with the Termination and Repurchase Agreement by and between Boston Scientific Corporation and us, dated June 11, 2007. The repurchased shares were cancelled and retired.

(3)	On July 10, 2007, we repurchased 2,500,000 shares of common stock held by Boston Scientific Corporation at a price of approximately $15.06 per share, or an aggregate of $37,655,000. The repurchase was made in accordance with the Termination and Repurchase Agreement by and between Boston Scientific Corporation and us, dated June 11, 2007. The repurchased shares were cancelled and retired.

Item 6.	Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2007 and 2006, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004, and 2003 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Consolidated Statements of Operations Data:
Product revenue	$92,078	$85,018	$73,471	$54,902	$43,476
Strategic alliance revenue	5,246	6,316	3,524	662	615

Total revenue	97,324	91,334	76,995	55,564	44,091
Costs of product revenue	23,319	22,171	19,303	12,992	10,898

Gross margin	74,005	69,163	57,692	42,572	33,193
Operating expenses:
Research and development	16,052	15,280	10,464	7,470	7,287
Sales and marketing	39,823	35,571	30,298	26,695	25,241
General and administrative	15,486	12,446	10,291	8,946	7,833

Total operating expenses	71,361	63,297	51,053	43,111	40,361

Income (loss) from operations	2,644	5,866	6,639	(539)	(7,168)
Interest income, net	3,009	3,332	1,926	923	725

Income (loss) before taxes	5,653	9,198	8,565	384	(6,443)
Provision (benefit) for income taxes	3,397	(27,891)	90	81	80

Net income (loss)	$2,256	$37,089	$8,475	$303	$(6,523)

Net income (loss) per share:
Basic	$0.12	$1.66	$0.39	$0.02	$(0.34)
Diluted	$0.11	$1.59	$0.35	$0.01	$(0.34)
Weighted average shares used in computing net income (loss) per share:
Basic	19,614	22,378	21,508	20,142	19,413
Diluted	20,247	23,380	23,921	22,286	19,413

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$108,480	$62,459	$61,259	$43,652	$28,676
Restricted cash	1,004	1,011	82	82	5,100
Working capital (1)	118,824	70,645	64,853	41,814	29,904
Total assets	173,477	125,254	87,132	61,690	47,740
Long-term debt	125,000	—	—	186	525
Total stockholders’ equity	36,675	109,248	67,423	45,586	30,968

(1)	Certain working capital amounts in the above table have been corrected to reflect the proper classification of our short and long-term investments in marketable securities. These corrections increased working capital by approximately $16.9 million and $7.6 million at December 31, 2005 and 2004, respectively, decreased working capital by $775,000 at December 31, 2003, and have no effect on our earnings, cash flows, stockholder’s equity or our compliance with debt covenants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We derive our revenue primarily from sales of BIS monitors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS Sensors. We have also historically derived a portion of our revenue from our strategic alliances, primarily our alliance with Boston Scientific Corporation, which we terminated in June 2007. To assist management in assessing and managing our business, we segregate our revenue by sales by region, sales by products and revenue derived from our strategic alliance, as shown in the following table:

	2007	2006	2005
	(dollar amounts in thousands)

Domestic revenue	$73,107	$70,729	$58,430
Percent of total revenue	75%	77%	76%
International revenue	$24,217	$20,605	$18,565
Percent of total revenue	25%	23%	24%
Total revenue	$97,324	$91,334	$76,995
BIS Sensor revenue	$75,372	$64,752	$53,321
Percent of total revenue	78%	71%	69%
Equipment revenue	$16,706	$20,266	$20,150
Percent of total revenue	17%	22%	26%
Strategic alliance revenue	$5,246	$6,316	$3,524
Percent of total revenue	5%	7%	5%
Total revenue	$97,324	$91,334	$76,995

At December 31, 2007, we had cash, cash equivalents, restricted cash and investments of approximately $109.5 million and working capital of approximately $118.8 million.

We follow a system of fiscal quarters as opposed to calendar quarters. Therefore, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

We believe our ability to grow our revenue is directly related to our ability to sell our Equipment to healthcare organizations and influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the primary reason for the growth in product revenue is a direct result of continuing to shift the focus of our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. Seeking to continue to achieve this growth, we plan to implement new sales and marketing programs, particularly in the area of clinical education programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.

In order to sustain profitability, we believe that we need to continue to maintain our gross margin and control the growth of our operating expenses. To maintain our gross profit margin we believe we must continue to focus on maintaining our average unit sales prices of our BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross margin than Equipment, and continuing to reduce the costs of manufacturing our products.

For those healthcare organizations desiring to acquire our BIS monitors directly from us, we offer two primary options. Our customers have the option either to purchase BIS monitors outright or to acquire BIS monitors pursuant to a sales-type lease agreement whereby the customer contractually commits to purchase a minimum number of BIS Sensors per BIS monitor per year. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. We also grant these customers an option to purchase the BIS monitors at the end of the term of the agreement, which is typically three to five years. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period.

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

We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers), our BIS XP system and, most recently in December 2007, our BISx and the BIS VISTA monitor. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 15%, 12% and 19%, respectively, of international revenue in 2007, 2006 and 2005, respectively.

During the first quarter of 2006, we adopted the Financial Accounting Standards Board’s, or FASB, Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the years ended December 31, 2007 and 2006, we recognized approximately $8.7 million and $6.7 million, respectively, of stock-based compensation expense in our consolidated statement of income. See Note 2 of the Notes to our Consolidated Financial Statements contained elsewhere in this annual report for further information regarding our adoption of SFAS No. 123R.

Various factors may adversely affect our quarterly operating results through the first quarter of 2008 and beyond. These factors include the impact of the shift in our emphasis from expanding our customer base to developing our existing customer base and increasing their sensor utilization and procedure penetration, the continued challenges of the worldwide economy and the risk that we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists. In addition, in Japan, Nihon Kohden received approval of the BIS XP system in 2005 and we may not recognize the potential benefits of this approval for some time, if at all.

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

We also recognize revenue from prepaid license and royalty fees. This revenue is deferred until product shipment or delivery in accordance with the terms of the agreement and license and royalty fees are earned in accordance with the terms of the respective agreements. In August 2002, we recorded approximately $6.3 million of deferred revenue related to an OEM product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2002 OEM product development and distribution agreement. In June 2007, we terminated the 2002 OEM product development and distribution agreement and as a result we recognized the remaining $3.8 million that had been previously deferred under this agreement.

In May 2005, we entered into a product development and distribution agreement with Boston Scientific Corporation, which we refer to as the 2005 product development and distribution agreement. Pursuant to this agreement, Boston Scientific Corporation agreed to provide to us up to $25.0 million to fund the development of products that incorporate EEG analysis technology for the diagnosis of neurological, psychiatric or pain disorders or screening or monitoring patient response to treatment options for such disorders. In June 2007, we terminated the 2005 product development and distribution agreement with Boston Scientific Corporation. In connection with the termination of the agreement, we reversed a receivable of approximately $285,000 which we had recorded in March 2007 against the strategic alliance revenue that had originally been recorded in the statement of income. Revenue was being recognized on allowable product development activities pursuant to this agreement as the services were performed and costs were incurred.

We follow SFAS No. 13, Accounting For Leases, for our sales-type lease agreements. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease, is recorded as the net investment in sales-type leases. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period. We review and assess the net realizability of our investment in sales-type leases at each reporting period. This review includes determining, on a customer specific basis, if a customer is significantly underperforming relative to the customer’s cumulative level of committed BIS Sensor purchases as required by the sales-

type lease agreement. If a customer is underperforming, we record an allowance for lease payments as a charge to revenue to reflect the lower estimate of the net realizable investment in sales-type lease balance. Changes in the extent of underperformance in the agreements could increase or decrease the amount of revenue recorded in future periods.

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

We exercise judgment in determining the specific time periods in which we can recognize revenue in connection with sales of our products and with respect to our strategic alliances. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition could change accordingly and any such change could affect our reported results.

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

Expected volatility:  in estimating our expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility in the three and 12 months ended December 31, 2007. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.

Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 5% in our calculation at December 31, 2007. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.

These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.

As of December 31, 2007, the total unrecognized compensation cost related to nonvested stock options and nonvested restricted stock awards was $9.2 million and $913,000, respectively, which will be amortized over the weighted average remaining requisite service periods of 2.1 years and 33 months, respectively.

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

Warranty

Equipment that we sell generally is covered by a warranty period of one year. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on our historical experience and expectation of future conditions. While our warranty costs have historically been within our expectations and the provisions established, to the extent we experience an increased number of warranty claims or increased costs associated with servicing those claims, our warranty expenses will increase, and we may experience decreased gross profit and cash flow.

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

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. We did not accrue interest expense related to these unrecognized tax benefits as due to our historical carryforward loss position, the uncertain benefits have not yet reduced taxes payable and, accordingly, no interest expense has been accrued. The net adjustment to retained earnings upon adoption to FIN 48 on January 1, 2007 was $371,000.

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

	Year Ended December 31,
	2007	2006	2005

Revenue	100%	100%	100%
Costs of revenue	24	24	25

Gross margin	76	76	75
Operating expenses:
Research and development	16	17	13
Sales and marketing	41	39	40
General and administrative	16	14	13

Total operating expenses	73	70	66

Income from operations	3	6	9
Interest income, net	3	4	2

Income before income taxes	6	10	11
(Provision) benefit for income taxes	(4)	32	—

Net income	2%	42%	11%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

			Percentage
			Increase
	2007	2006	(Decrease)
	(in thousands except unit amounts)

Revenue — Worldwide
BIS Sensors	$75,372	$64,752	16%
BIS monitor	9,869	12,873	(23)%
Original equipment manufacturer products	3,941	4,743	(17)%
Other equipment and accessories	2,896	2,650	9%

Total equipment	16,706	20,266	(18)%

Total product revenue	92,078	85,018	8%
Strategic alliance	5,246	6,316	(17)%

Total revenue	$97,324	$91,334	7%

Unit Analysis — Worldwide
BIS Sensors	5,421,000	4,612,000	18%
BIS monitors	3,208	4,127	(22)%
Original equipment manufacturer products	4,907	5,248	(6)%
Installed base	47,474	39,922	19%

Revenue.  Revenue from the sale of BIS Sensors increased approximately 16% from 2006 to 2007. The increase in revenue from the sale of BIS Sensors in 2007 was primarily attributable to the continued shift of the focus of our sales and marketing emphasis from expanding our customer base to seeking to develop our existing customers and increasing their sensor utilization and procedure penetration. During 2007, we experienced an increase of approximately 18% in the number of BIS Sensors sold which we believe was a result of the change in the focus of our sales and marketing strategy and growth in the installed base of BIS monitors. The number of domestic sensors sold was approximately 3.2 million in 2006 and increased to approximately 3.6 million in 2007, an increase of approximately 12%, while the number of international sensors sold increased approximately 31% from approximately 1.4 million in 2006 to approximately 1.8 million in 2007. The increase in the number of BIS Sensors sold was complemented by an increase in the average selling price of BIS Sensors of approximately 1%. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 19% to 47,474 units at December 31, 2007 compared with 39,922 units at December 31, 2006.

Equipment revenue in 2007 decreased approximately 18% compared with 2006 primarily as a result of a decrease of 23% in BIS monitor revenue and a decrease in original equipment manufacturer product revenue of approximately 17%. This decrease was partially offset by an increase in other equipment and accessory revenue of 9%. The decrease in monitor revenue was a result of a decrease of approximately 22% in the number of monitors sold. In 2007, we sold 3,208 monitors compared with 4,127 in 2006. The majority of the decrease in monitor revenue was on the domestic side where we experienced a 32% decrease in monitor revenue. Domestically, we sold 1,646 monitors in 2007 compared with 2,469 monitors sold in 2006. We believe this overall decrease in unit sales of monitors reflects the shift in our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. The decrease of 17% in original equipment manufacturer product revenue was a result of a decrease of approximately 6% in the number of modules sold to our original equipment manufacturers combined with a decrease in the average selling price.

For the year ended December 31, 2007, we recorded strategic alliance revenue of approximately $5.2 million compared with approximately $6.3 million for the year ended December 31, 2006. The strategic alliance revenue is primarily attributable to revenue we recognized from our agreements with Boston Scientific Corporation. In June 2007, we entered into a termination and repurchase agreement with Boston Scientific Corporation pursuant to which all agreements with Boston Scientific Corporation, including the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement were terminated. In connection with the termination of these agreements, we recognized approximately $3.6 million of strategic alliance revenue in our statement of operations in June 2007. This $3.6 million of revenue comprises $3.8 million which was recognized from the 2002 OEM product development and distribution agreement net of a $285,000 receivable from Boston Scientific Corporation under the 2005 product development and distribution agreement which had been recorded in March 2007 against the strategic alliance revenue where it had originally been recorded in the statement of income.

Our gross margin was approximately 76.0% of revenue in 2007 compared with a gross margin of approximately 75.7% of revenue in 2006. The increase in gross margin in 2007 was primarily the result of favorable changes in the mix of BIS Sensor and hardware revenues. BIS Sensors have a higher gross margin than hardware and accounted for approximately 82% of our total product revenue in 2007 compared with approximately 76% of our total product revenue in 2006.

Expense Overview

			Percentage
	2007	2006	Increase
	(dollar amounts in thousands)

Expenses
Research and development	$16,052	$15,280	5%
Sales and marketing	39,823	35,571	12%
General and administrative	15,486	12,446	24%

Research and Development.  The increase in research and development expenses in 2007 compared with 2006 was primarily attributable to an increase in compensation and benefits paid to our research and development personnel of approximately $1.7 million, offset by a decrease in clinical study expenses of approximately $1.0 million. The decrease in clinical study expenses is primarily related to a decrease in expenses resulting from our completion of enrollment for the BRITE study in March 2007. Of the $1.7 million increase in compensation and benefits, approximately $545,000 relates to an increase in stock-based compensation expense that was recorded as a result of an increase in the number of stock options and awards issued during 2007. The remaining increase in compensation and benefits relates to an increase in salaries and wages of approximately $674,000. We expect research and development expenses in 2008 to increase compared with 2007.

Sales and Marketing.  The increase in sales and marketing expenses in 2007 compared with 2006 was primarily attributable to an increase in compensation and benefits paid to our domestic sales and marketing personnel of approximately $2.3 million and an increase in our operating expenses associated with our international subsidiaries of approximately $2.0 million. Of the $2.3 million increase in compensation and benefits for domestic sales and marketing personnel, approximately $771,000 relates to an increase in salaries and wages primarily as a result of annual salary increases and additional headcount, approximately $521,000 relates to an increase in stock-based compensation expense as a result of an increase in the number of stock options and awards issued during 2007, approximately $510,000 relates to sales commissions expense, and approximately $372,000 relates to employee benefits. The $2.0 million increase in operating expenses for our international subsidiaries relates primarily to an increase in salaries and benefits of approximately $1.3 million primarily as a result of annual salary increases, travel and entertainment expenses of $180,000, and other operating expenses of $466,000. The increases in total sales and marketing expenses were partially offset by a reversal of an accrual for our group purchasing commission expenses of approximately $471,000. Based upon review of one of our group purchasing organization contracts, we determined that the expenses we anticipated in connection with this contract, which we previously accrued for, would not be recognized and therefore the accrual was reversed in the fourth quarter of 2007. We expect sales and marketing expenses in 2008 to increase compared with 2007.

General and Administrative.  The increase in general and administrative expenses in 2007 compared with 2006 was attributable to an increase in compensation and benefits paid to our general and administrative personnel of approximately $1.7 million, an increase of approximately $584,000 in legal fees, an increase of approximately $383,000 in building rent, and an increase of $309,000 in depreciation expense. The $1.7 million increase in compensation expense and benefits was primarily the result of an increase of approximately $690,000 in stock-based compensation expense as a result of an increase in the number of stock options and awards issued during 2007, an increase in salaries and wages of approximately $510,000 primarily as a result of annual salary increases, and an increase in bonus expense of approximately $314,000. We expect general and administrative expenses in 2008 to increase compared with 2007.

Interest Income.  Interest income increased to approximately $5.0 million in 2007 from approximately $3.3 million in 2006, an increase of approximately 50%. The increase in interest income from 2006 to 2007 was primarily attributable to a higher cash and investment balance resulting from the proceeds received in connection with the sale of $125.0 million aggregate principal amount of our 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest income to increase in 2008 compared with 2007.

Interest Expense.  Interest expense increased to approximately $2.0 million in 2007 from approximately $3,000 in 2006. The increase in interest expense in 2007 was the result of the $125.0 million of aggregate principal amount of our 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest expense to increase in 2008 compared with 2007.

Income taxes.  Our provision for income taxes comprises a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse. Our income tax provision was approximately $3.4 million for the year ended December 31, 2007 compared with an income tax benefit of approximately $27.9 million for the year ended December 31, 2006.

As of December 31, 2007, we had United States federal net operating loss, or NOL, carryforwards of approximately $44.0 million and state NOL carryforwards of approximately $2.1 million, which expire at various dates through 2027, compared with federal NOL carryforwards of approximately $51.4 million and state NOL carryforwards of approximately $776,000 at December 31, 2006. We have an additional $16.1 million of federal and state net NOLs not reflected in the amounts referenced in the preceding sentence with respect to the amounts for December 31, 2007 that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on our consolidated balance sheet once they are “realized” in accordance with SFAS No. 123R. As of December 31, 2007, we had federal and state tax credit carryforwards of approximately $2.0 million and $2.2 million, respectively, which expire at various dates through 2027 compared with federal and state tax credit carryforwards of approximately $2.6 million and $1.7 million as of December 31, 2006. Additionally, the NOL and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Effective January 1, 2007, we adopted the provisions of FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. We did not accrue interest expense related to these unrecognized tax benefits due to our historical carryforward loss position, the uncertain benefits have not yet reduced taxes payable and, accordingly, no interest expense has been accrued. The net adjustment to retained earnings upon adoption to FIN 48 on January 1, 2007 was $371,000.

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

Research and Development.  The increase in research and development expenses in 2006 compared with 2005 was primarily attributable to an increase in compensation and benefits to research and development personnel of approximately $2.7 million, an increase in clinical study expenses of approximately $1.5 million, an increase in travel and entertainment expenses of approximately $248,000 and an increase in patent related expenses of approximately $130,000. Of the $2.7 million increase in compensation and benefits, approximately $1.5 million relates to stock-based compensation expense that was recorded as a result of the adoption of SFAS No. 123R. The remaining increase in compensation and benefits relates to an increase in salary expense of approximately $1.2 million primarily as a result of additional headcount. The increase in clinical study expenses and travel and entertainment expenses relates primarily to our research and development efforts in the neuroscience area, particularly related to the continuation of the BRITE trial. The BRITE trial is a study to determine the accuracy of using our brain assessment technology, which analyzes electrical activity in the brain, to predict the effectiveness of antidepressant medications.

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

Interest Income.  Interest income increased to approximately $3.3 million in 2006 from approximately $2.0 million in 2005, an increase of approximately 69%. The increase in interest income from 2005 to 2006 was primarily attributable to higher cash and investment balances as a result of amounts received under the 2005 product development and distribution agreement with Boston Scientific Corporation and also cash received from the exercise of employee stock options.

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

As of December 31, 2006, we had significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. In the fourth quarter of 2006, we determined it was more likely than not that substantially all of the deferred tax assets would be realized and, accordingly, released substantially all of our valuation allowance. This decision was based on our cumulative history of earnings before taxes for financial reporting purposes over a 12 quarter period and on the projections of expected future taxable income. The tax assets estimated to be realized in future periods have been calculated by applying a blended federal and state tax rate of 39.57%, which is based upon the tax rates expected to be in effect, apportioned by jurisdiction, in the periods during which the attributes are expected to be utilized. Changes in this blended rate in future periods could have a material effect on both the tax provision in the period of change as well as the net deferred tax asset carrying value.

As of December 31, 2006, we had federal NOL carryforwards of approximately $51.4 million and state NOL’s carryforwards of approximately $761,000, which expire at various dates through 2026. We also had an additional $41.9 million of federal and state NOL’s that are attributable to stock option exercises which will be recorded as an increase in additional paid-in capital on the consolidated balance sheet once they are “realized” in accordance with SFAS No. 123R. As of December 31, 2006, we had federal and state tax credit carryforwards of $2.6 million and $1.7 million, respectively, which expire at various dates through 2026.

Quarterly Results of Operations

The following table sets forth unaudited selected operating results for each of the eight fiscal quarters in the two years ended December 31, 2007 and 2006. We believe that the following selected quarterly information includes all adjustments (consisting only of normal, recurring adjustments) that we consider necessary to present this information fairly. This financial information should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our results of operations have fluctuated in the past and are likely to continue to fluctuate significantly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations in the future.

	Quarter Ended
	April 1,	July 1,	September 30,	December 31,	March 31,	June 30,	September 29,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(in thousands)

Revenue	$21,888	$22,631	$22,855	$23,961	$24,119	$26,641	$22,632	$23,932
Gross profit margin	16,542	17,220	17,538	17,863	18,040	20,874	17,099	17,992
Operating expenses	15,317	15,843	15,765	16,370	17,929	18,409	17,145	17,879
Net income (loss)	1,937	2,125	2,418	30,610	517	1,488	(156)	408

Included in operating expenses for the fourth quarter of 2007 is a reversal of an accrual for our group purchasing commission expenses of approximately $471,000. Based upon review of one of our group purchasing organization contracts, we determined that the expenses we anticipated to incur in connection with this contract, which we previously accrued for, would not be recognized and therefore the accrual was reversed in the fourth quarter of 2007.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through December 31, 2007, we raised approximately $212.2 million from equity and debt financings, including the following:

•	net proceeds of approximately $54.6 million from our initial public offering of an aggregate of 4,025,000 shares of common stock in February 2000;

•	approximately $3.4 million in equipment financing;

•	approximately $5.1 million related to our investment in sales-type leases;

•	proceeds of approximately $10.0 million related to our 2002 OEM product development and distribution agreement with Boston Scientific Corporation;

•	proceeds of approximately $8.1 million from the sale of our common stock to Boston Scientific Corporation in 2004;

•	$10.0 million in installment payments from Boston Scientific Corporation received in May 2005 and May 2006 pursuant to the 2005 product development and distribution agreement with Boston Scientific Corporation; and

•	net proceeds of $121.0 million received in connection with our 2.5% convertible senior notes that we issued in June 2007.

In May 2001, we entered into an agreement with Bank of America, for a $5.0 million revolving line of credit, which expires in May 2008. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At December 31, 2007, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At December 31, 2007, the interest rate on the line of credit was 7.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facility and an international service provider in the amount of approximately $1.0 million which is shown on our consolidated balance sheet as restricted cash.

In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes were $121.0 million, which is net of the underwriters discount of $4.0 million. As of December 31, 2007, we have used approximately $85.0 million of these proceeds to repurchase 5.5 million shares of our common stock, of which 4.5 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.

On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of December 31, 2007, we have repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan.

We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at December 31, 2007 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations and capital expenditures for at least the next 12 months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program and to meet market demand for our products and to repay our convertible notes.

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

Currently, our 2.5% convertible senior notes due 2014 are convertible, under certain circumstance, solely into shares of our common stock. However, under the terms of the Indenture and such notes, we have the option to settle potential conversions of these notes with cash and, if applicable, shares of our common stock, commonly referred to as “net share settlement”, if we first obtain stockholder approval of this net share settlement feature and we irrevocably elect to use such settlement method. If we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of such notes and we irrevocably elect to use such settlement method, then upon conversion of such notes we would (1) pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and (2) issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period. In order to fund the cash payments due upon conversion, we may be required to use a significant portion or all of our existing cash or raise the cash for such payments through the sale of shares of our common stock or additional debt securities or through one or more other financing transactions. We may not have sufficient cash on hand or be able to acquire the necessary funds via financing on terms favorable to us or our stockholders, or at all, which would result in an event of default under the notes. Moreover, the use of a substantial portion of our existing cash may adversely affect our liquidity and cash available to fund the growth of our business.

Working capital at December 31, 2007 was approximately $118.8 million compared to approximately $70.6 million at December 31, 2006. The increase in working capital from December 31, 2006 to December 31, 2007 was attributable to an increase in our cash and short term investments of approximately $43.6 million primarily related to proceeds received upon the issuance of $125.0 million of 2.5% convertible senior notes due 2014 in June 2007 offset by our repurchase of approximately $85.0 million of our common stock and an increase in our deferred tax assets of approximately $3.3 million.

Cash from Operations.  We generated approximately $11.6 million of cash from operations in 2007. The positive cash from operating activities generated during this period was primarily driven by our net income of approximately $2.3 million, $8.7 million of non-cash stock-based compensation expense, $2.6 million of non-cash depreciation and amortization expense and a $3.3 million increase in deferred tax assets. These were offset by a decrease in deferred revenue of approximately $5.2 million primarily related to the termination of the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement with Boston Scientific Corporation.

We generated approximately $29.2 million of cash from operations during the three years ended December 31, 2007, which was primarily driven by net income of approximately $47.8 million and non-cash stock-based compensation expense of $15.8 million, offset by the reversal in 2006 of our valuation allowance against our deferred tax assets and a decrease in deferred revenue.

Cash from Investing Activities.  We used approximately $38.6 million of cash in investing activities in 2007. The cash used for investing activities was primarily the result of net purchases of investments of approximately $35.8 million in 2007 and the acquisition of property and equipment of approximately $2.8 million primarily due to spending related to our new facility and the purchase of components for our new automated sensor manufacturing lines. We anticipate that the level of capital expenditures in 2008 will decrease compared with the level of capital expenditures in 2007.

We used approximately $71.5 million for investing activities during the three years ended December 31, 2007 primarily as a result of net purchases of investments of approximately $59.5 million and acquisition of property, plant and equipment of approximately $11.1 million.

Cash from Financing Activities.  We received approximately $37.0 million of cash from financing activities in 2007. The cash received from financing activities was primarily the result of the proceeds received upon the issuance of $125.0 million of 2.5% convertible senior notes due 2014 in June 2007 and $1.6 million in proceeds from the issuance of common stock. These are offset by our repurchase of approximately $85.0 million of our common stock and deferred financing fees of $4.6 million.

We generated approximately $47.4 million of cash from financing activities during the three years ended December 31, 2007. Cash generated by financing activities during this period was primarily the result of proceeds received upon the issuance of $125.0 million of 2.5% convertible senior notes due 2014 in June 2007 and $17.5 million in proceeds from issuance of common stock. These are offset by our repurchase of approximately $85.0 million of our common stock, purchase of approximately $5.0 million of treasury stock and deferred financing fees of $4.6 million.

We have summarized below our contractual cash obligations as of December 31, 2007:

	Payments Due by Period
		Less Than	One to Three	Three to Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years
	(in thousands)

Operating leases	$18,960	$2,049	$4,396	$4,161	$8,354
Capital lease	145	40	80	25	—
Long-term debt	125,000	—	—	—	125,000

Total contractual cash obligations	$144,105	$2,089	$4,476	$4,186	$133,354

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements in interim and annual periods subsequent to initial recognition. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We do not believe that the adoption of SFAS No. 157 will have a material impact on our results of operations, financial position or cash flow.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material impact on our results of operations, financial position or cash flow.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The scope of EITF Issue

No. 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. EITF Issue No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. An entity may not apply it before that date. We do not believe that the adoption of EITF No. 07-3 will have an immediate impact on our results of operations, financial position or cash flow, however, the adoption of SFAS No. 141R on January 1, 2009 could materially change the accounting for business combinations subsequent to that date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. The objective of SFAS No. 141R is to improve the representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combination for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date. We do not believe that the adoption of SFAS No. 141 will have a material impact on our results of operations, financial position or cash flow.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statement. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply it before that date. We do not believe that the adoption of SFAS No. 160 will have a material impact on our results of operations, financial position or cash flow.

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

Our annual interest income would change by approximately $891,000 in fiscal 2007 and $624,000 in fiscal 2006 for each 100 basis point increase or decrease in interest rates. The fair values of our investment portfolio at December 31, 2007 and December 31, 2006 would change by approximately $1.5 million and $1.1 million, respectively, for each 100 basis point increase or decrease in rates.

Our investment in sales-type leases and a line of credit agreement are also subject to market risk. The interest rates implicit in our sales-type leases are fixed and not subject to interest rate risk. In addition, the interest rate on the 2.5% convertible senior notes due 2014 is fixed and not subject to interest rate risk. The interest rate on our line of credit agreement is variable and subject to interest rate risk. The interest rate risk experienced to date related to the line of credit has been mitigated primarily by the fact that the line of credit, when drawn on, is generally outstanding for short periods of time in order to fund short-term cash requirements.

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

The information required by this item may be found on pages F-1 through F-31 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

1.	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007. This report appears below.

(c)	Attestation Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aspect Medical Systems, Inc.

We have audited Aspect Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aspect Medical Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Aspect Medical Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aspect Medical Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Aspect Medical Systems, Inc. and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 12, 2008

(c)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to directors and executive officers required under this item is incorporated by reference to the information set forth under the section entitled “Election of Directors” in our proxy statement for our 2008 Annual Meeting of Stockholders to be held on May 21, 2008. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2008 proxy statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required under this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an Audit Committee financial expert and identification of the Audit Committee of our Board of Directors is contained in our 2008 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.

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

The information required under this item is incorporated by reference to the sections entitled “Information About Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2008 proxy statement.

The section entitled “Report of the Compensation Committee” in our 2008 proxy statement is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the section entitled “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2008 proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our 2008 proxy statement.

Item 14.	Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the section entitled “Independent Auditors Fees and Other Matters” in our 2008 proxy statement.

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
Date: March 17, 2008

By:	/s/ Michael Falvey
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nassib G. Chamoun Nassib G. Chamoun	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ J. Breckenridge Eagle J. Breckenridge Eagle	Chairman of the Board of Directors	March 17, 2008

/s/ Michael Falvey Michael Falvey	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ Boudewijn L.P.M. Bollen Boudewijn L.P.M. Bollen	President of International Operations and Director	March 17, 2008

/s/ Michael Esposito Michael Esposito	Director	March 17, 2008

/s/ David W. Feigal, Jr., M.D. David W. Feigal, Jr., M.D.	Director	March 17, 2008

/s/ Edwin M. Kania Edwin M. Kania	Director	March 17, 2008

/s/ James J. Mahoney, Jr. James J. Mahoney, Jr.	Director	March 17, 2008

/s/ John O’Connor John O’Connor	Director	March 17, 2008

/s/ Donald R. Stanski, M.D. Donald R. Stanski, M.D.	Director	March 17, 2008

ASPECT MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Aspect Medical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Aspect Medical Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Medical Systems, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. Also, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aspect Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 12, 2008

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$19,828	$9,764
Short-term portion of restricted cash	—	82
Short-term investments	82,134	48,536
Accounts receivable, net of allowances of $322 and $218 at December 31, 2007 and 2006, respectively	12,544	12,776
Current portion of investment in sales-type leases	1,473	1,493
Inventory, net	7,113	6,501
Deferred tax assets	4,729	1,844
Other current assets	2,677	2,157

Total current assets	130,498	83,153
Property and equipment, net	8,455	7,798
Long-term portion of restricted cash	1,004	929
Long-term investments	6,518	4,159
Long-term investment in sales-type leases	2,618	2,817
Deferred financing fees	4,213	—
Long-term deferred tax assets	20,171	26,398

Total assets	$173,477	$125,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,836	$2,215
Accrued liabilities	9,723	8,428
Current portion of obligation under capital lease	28	—
Deferred revenue	87	1,865

Total current liabilities	11,674	12,508
Long-term portion of obligation under capital lease	89	—
Long-term portion of deferred revenue	39	3,498
Long-term debt	125,000	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 17,118,037 and 22,363,564 shares issued and outstanding at December 31, 2007 and 2006, respectively	174	226
Treasury stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	178,837	168,440
Accumulated other comprehensive income (loss)	180	(1)
Accumulated deficit	(137,508)	(54,409)

Total stockholders’ equity	36,675	109,248

Total liabilities and stockholders’ equity	$173,477	$125,254

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Product revenue	$92,078	$85,018	$73,471
Strategic alliance revenue	5,246	6,316	3,524

Total revenue	97,324	91,334	76,995
Costs of product revenue(1)	23,319	22,171	19,303

Gross profit	74,005	69,163	57,692
Operating expenses:(1)
Research and development	16,052	15,280	10,464
Sales and marketing	39,823	35,571	30,298
General and administrative	15,486	12,446	10,291

Total operating expenses	71,361	63,297	51,053

Income from operations	2,644	5,866	6,639
Other income (expense):
Interest income	5,019	3,335	1,978
Interest expense	(2,010)	(3)	(52)

Income before income taxes	5,653	9,198	8,565

Income tax provision (benefit)	3,397	(27,891)	90

Net income	$2,256	$37,089	$8,475

Net income per share:
Basic	$0.12	$1.66	$0.39
Diluted	$0.11	$1.59	$0.35
Weighted average shares used in computing net income per share:
Basic	19,614	22,378	21,508
Diluted	20,247	23,380	23,921
(1) Stock-based compensation included in costs and expenses:
Costs of product revenue	$577	$430	$13
Research and development	2,010	1,487	245
Sales and marketing	3,210	2,506	71
General and administrative	2,914	2,267	112

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other
	Comprehensive	Common Stock		Additional			Comprehensive		Total
	Income		Par	Paid-in	Treasury	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	Stock	Compensation	(Loss)	Deficit	Equity

Balance, December 31, 2004		20,839	$208	$145,429	$—	$—	$(78)	$(99,973)	$45,586
Issuance of common stock upon exercise of common stock options	—	1,415	14	12,497	—	—	—	—	12,511
Issuance of common stock upon ESPP purchase	—	18	—	416	—	—	—	—	416
Issuance of common stock awards	—	1	—	50	—	—	—	—	50
Issuance of stock options to non-employees	—	—	—	225	—	—	—	—	225
Issuance of shares of common stock upon vesting of restricted stock	—	8	—	—	—	—	—	—	—
Deferred compensation related to the issuance of restricted stock	—	—	—	664	—	(664)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	166	—	—	166
Comprehensive income:
Net income	8,475	—	—	—	—	—	—	8,475	8,475
Other comprehensive loss — Unrealized loss on marketable securities	(6)	—	—	—	—	—	(6)	—	(6)

Comprehensive income:	$8,469	—	—	—	—	—	—	—	—

Balance, December 31, 2005		22,281	$222	$159,281	$—	$(498)	$(84)	$(91,498)	$67,423
Issuance of common stock upon exercise of common stock options	—	332	4	2,644	—	—	—	—	2,648
Issuance of common stock upon ESPP purchase	—	18	—	326	—	—	—	—	326
Issuance of common stock awards	—	1	—	26	—	—	—	—	26
Issuance of stock options to non-employees	—	—	—	10	—	—	—	—	10
Issuance of shares of common stock upon vesting of restricted stock	—	8	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	6,651		—	—	—	6,651
Repurchases of common stock	—	(276)	—	—	(5,008)	—	—	—	(5,008)
Reclassification of deferred compensation upon the adoption of SFAS 123R	—	—	—	(498)	—	498	—	—	—
Comprehensive income:
Net income	37,089	—	—	—	—	—	—	37,089	37,089
Other comprehensive income — Unrealized gain on marketable securities	83	—	—	—	—	—	83	—	83

Comprehensive income:	$37,172	—	—	—	—	—	—	—	—

Balance, December 31, 2006		22,364	$226	$168,440	$(5,008)	$—	$(1)	$(54,409)	$109,248

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(in thousands)

							Accumulated
							Other
	Comprehensive	Common Stock		Additional			Comprehensive		Total
	Income		Par	Paid-in	Treasury	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	Stock	Compensation	(Loss)	Deficit	Equity

Issuance of common stock upon exercise of common stock options	—	230	$3	$1,416	$—	$—	$—	$—	$1,419
Issuance of common stock upon ESPP purchase	—	15	—	222	—	—	—	—	222
Issuance of stock options to non-employees	—	—	—	6	—	—	—	—	6
Issuance of common stock awards	—	1	—	17	—	—	—	—	17
Issuance of shares of common stock upon vesting of restricted stock	—	8	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	8,593	—	—	—	—	8,593
Repurchases of common stock		(5,500)	(55)	—	—	—	—	(84,986)	(85,041)
Implementation of FIN 48	—	—	—	—	—	—	—	(369)	(369)
Tax benefit from stock option exercises	—	—	—	143	—	—	—	—	143
Comprehensive income:
Net income	2,256	—	—	—	—	—	—	2,256	2,256
Other comprehensive income — Unrealized gain on marketable securities	181	—	—	—	—	—	181	—	181

Comprehensive income:	$2,437	—	—	—	—	—	—	—	—

Balance, December 31, 2007		17,118	$174	$178,837	$(5,008)	$—	$180	$(137,508)	$36,675

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$2,256	$37,089	$8,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,644	1,597	1,563
Provision for doubtful accounts	129	141	131
Stock-based compensation expense	8,616	6,687	441
Realized tax benefit from stock option exercises	143	—	—
Adjustment for FIN 48 adoption	(371)	—	—
Deferred taxes	3,341	(28,242)	—
Changes in assets and liabilities —
Decrease (increase) in accounts receivable	103	(1,200)	(4,013)
Increase in inventory	(612)	(1,384)	(2,893)
Increase in other current assets	(520)	(673)	(267)
Decrease (increase) in investment in sales-type leases	219	(564)	272
(Decrease) increase in accounts payable	(379)	(177)	472
Increase (decrease) in accrued liabilities	1,295	(1,768)	2,364
(Decrease) increase in deferred revenue	(5,237)	(1,757)	1,265

Net cash provided by operating activities	11,627	9,749	7,810

Cash flows from investing activities:
Payments on loans to related parties	—	—	1
Acquisition of property and equipment	(2,827)	(5,668)	(2,628)
Decrease (increase) in restricted cash	7	(929)	—
Purchases of marketable securities	(149,805)	(73,000)	(55,181)
Proceeds from sales and maturities of marketable securities	114,033	61,210	43,244

Net cash used for investing activities	(38,592)	(18,387)	(14,564)

Cash flows from financing activities:
Principal payments on debt related to investment in sales-type leases	—	—	(497)
Repurchases of common stock	(85,041)	—	—
Purchases of treasury stock	—	(5,008)	—
Deferred financing fees	(4,559)	—	—
Proceeds from issuance of common stock	1,640	2,973	12,927
Proceeds from issuance of long-term debt	125,000	—	—
Repayment of capital lease	(11)	—	—

Net cash provided by (used for) financing activities	37,029	(2,035)	12,430

Net increase (decrease) in cash and cash equivalents	10,064	(10,673)	5,676
Cash and cash equivalents, beginning of period	9,764	20,437	14,761

Cash and cash equivalents, end of period	$19,828	$9,764	$20,437

Supplemental disclosure of cash flow information:
Interest paid	$1,528	$3	$52
Income taxes paid	$85	$304	$90

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

Foreign Currency

The functional currency of the Company’s international subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are recorded in the consolidated statements of income and have not been material.

Cash, Cash Equivalents and Marketable Securities

The Company invests its excess cash in money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at December 31, 2007 and 2006. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

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

As of December 31, 2007, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.

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

Warranty

Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide such warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the years ended December 31, 2007, 2006 and 2005, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheets at December 31, 2007 and 2006, was as follows:

Balance as of December 31, 2004	$137
Warranty expense	99
Deductions and other	(77)

Balance as of December 31, 2005	159
Warranty expense	129
Deductions and other	(68)

Balance as of December 31, 2006	220
Warranty expense	79
Deductions and other	(49)

Balance as of December 31, 2007	$250

Shipping and Handling Costs

Shipping and handling costs are included in costs of revenue. Shipping and handling costs for the years ended December 31, 2007, 2006 and 2005 were approximately $1,009,000, $962,000 and $786,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of income. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were approximately $1,114,000, $1,265,000 and $734,000, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. See Note 8 for additional disclosure relating to income taxes and the adoption and application of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).

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

Net Income Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts for the three years ended December 31, 2007, 2006 and 2005 were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and unvested restricted stock, during those periods.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

For the years ended December 31, 2007, 2006 and 2005, approximately 2,833,000, 1,125,000 and 271,000, respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.

Basic and diluted net income per share for the years ended December 31, 2007, 2006 and 2005 were determined as follows:

	2007	2006	2005

Basic:
Net income	$2,256	$37,089	$8,475

Weighted average shares outstanding	19,614	22,378	21,508

Basic net income per share	$0.12	$1.66	$0.39

Diluted:
Net income	$2,256	$37,089	$8,475

Weighted average shares outstanding	19,614	22,378	21,508
Effect of dilutive options and restricted stock	633	1,002	2,413

Weighted average shares assuming dilution	20,247	23,380	23,921

Diluted net income per share	$0.11	$1.59	$0.35

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income, the only other element of comprehensive income impacting the Company is the unrealized gains (losses) on its investments for all periods presented.

Stock-Based Compensation

On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

with the modified prospective transition method, the Company’s results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS No. 123R.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income and income before taxes were $8,711,000 lower, and basic and diluted earnings per share were $0.44 per share and $0.43 per share lower, respectively, for the year ended December 31, 2007 than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. There was no impact on the Company’s statement of cash flows. For the year ended December 31, 2006, the Company’s net income and income before taxes were $6,687,000 lower, and basic and diluted earnings per share were $0.30 per share and $0.29 per share lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The following table presents the effect on net income and earnings per share had stock-based compensation expense been recorded for the year ended December 31, 2005 based on the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation.

2005

Net income:
Net income as reported	$8,475
Add: Stock-based employee compensation expense included in reported net income	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(6,055)

Pro forma net income	$2,420

Net income per share:
Basic:
As reported	$0.39
Pro forma	$0.11
Diluted:
As reported	$0.35
Pro forma	$0.10

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

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements in interim and annual periods subsequent to initial recognition. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its results of operations, financial position or cash flow.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its results of operations, financial position or cash flow.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The scope of EITF Issue No. 07-3 this issue is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. EITF Issue No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. An entity may not apply it before that date. The Company does not believe that the adoption of EITF No. 07-3 will have a material impact on its results of operations, financial position or cash flow.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combination for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date. The Company does not believe that the adoption of SFAS No. 141R will have an immediate impact on its results of operations, financial position or cash flow, however, the adoption of SFAS No. 141R on January 1, 2009 could materially change the accounting for business combinations subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its results of operations, financial position or cash flow.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(3)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Year Ended December 31,
	2007	2006	2005

Net income	$2,256	$37,089	$8,475
Other comprehensive income:
Unrealized gain (loss) on marketable securities	180	83	(6)

Comprehensive income	$2,437	$37,172	$8,469

(4)	Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Cash and cash equivalents consist of the following:

	December 31,
	2007	2006

Cash	$19,828	$7,769
Commercial paper	—	1,995

	$19,828	$9,764

At December 31, 2007, the Company maintained approximately $1,004,000 of restricted cash as part of its revolving line of credit agreement with a commercial bank (see Note 17).

Available-for-sale marketable securities at December 31, 2007 and 2006 consist of the following:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2007 —
Corporate obligations	$40,157	$46	$(58)	$40,145
Commercial paper	45,714	192	—	45,906
Certificates of deposit	2,601	—	—	2,601

	$88,472	$238	$(58)	$88,652

December 31, 2006 —
Government-Sponsored Enterprises	$1,300	$—	$(3)	$1,297
Corporate obligations	20,596	1	(20)	20,577
Commercial paper	28,096	21	—	28,117
Certificates of deposit	2,704	—	—	2,704

	$52,696	$22	$(23)	$52,695

All available-for-sale marketable securities have contractual maturities of one to two years.

The aggregate fair value of investments with unrealized losses was approximately $21,299,000 and $16,416,000 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, 22 and 26 investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of fair value. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

of the original cost, how long the market value of the investment has been less than its original cost and the market in general.

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

(5)	Investment in Sales-Type Leases

The Company leases equipment to customers under sales-type leases. The components of the Company’s net investment in sales-type leases are as follows:

	December 31,
	2007	2006

Total minimum lease payments receivable	$5,655	$6,148
Less:
Unearned interest income	849	972
Allowance for lease payments	715	866

Net investment in sales-type leases	4,091	4,310
Less — current portion	1,473	1,493

	$2,618	$2,817

Future minimum lease payments due under non-cancelable leases as of December 31, 2007 are as follows:

Year Ending December 31,

2008	$1,884
2009	1,380
2010	981
2011	557
2012	138

$4,940

(6)	Inventory

Inventory consists of the following:

	December 31,
	2007	2006

Raw materials	$4,027	$3,607
Work-in-progress	52	156
Finished goods	3,034	2,738

	$7,113	$6,501

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

For the years ended December 31, 2006 and 2005, approximately $176,000 and $132,000, respectively, of raw material components of monitors were written down to zero cost and subsequently scrapped or used for repair and service. No raw material components of monitors were written down for the year ended December 31, 2007.

(7)	Property and Equipment

Property and equipment consist of the following:

	Useful Life	December 31,
	in Years	2007	2006

Construction in progress	—	$2,516	$2,454
Computer equipment	3	6,981	7,368
Demonstration, evaluation and rental
equipment	2	—	52
Machinery and equipment	3 to 5	8,097	7,868
Furniture and fixtures	3	2,450	2,660
Leasehold improvements	Shorter of the lease or useful life of the asset	1,304	2,668
Equipment under capital lease (see Note 13)	5	127	—

		21,475	23,070
Accumulated depreciation and amortization		(13,020)	(15,272)

		$8,455	$7,798

Depreciation expense for property and equipment, including equipment under capital lease, was approximately $2,297,000, $1,597,000 and $1,563,000 for the periods ended December 31, 2007, 2006 and 2005, respectively. In 2007, the Company wrote-off approximately $4,505,000 of fully-depreciated assets. These assets are primarily leasehold improvements related to the Company’s previous manufacturing location as well as older assets that have been disposed.

(8)	Income Taxes

The components of income (loss) before (benefit) provision for income taxes are as follows:

	December 31,
	2007	2006	2005

Domestic	$5,136	$8,786	$8,226
Foreign	517	412	339

Income before income taxes	$5,653	$9,198	$8,565

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

The provision (benefit) for income taxes consists of the following:

	December 31,
	2007	2006	2005

Current tax expense:
Federal	$163	$244	$—
State	187	—	—
Foreign	125	108	—

Total current expense	475	352	—
Deferred tax expense (benefit):
Federal	3,131	4,108	3,032
State	(209)	558	420
Foreign	—	—	—
Change in valuation allowance	—	(32,909)	(3,452)

Total deferred tax expense (benefit)	2,922	(28,243)	—

Total provision (benefit)	$3,397	$(27,891)	$—

The Company’s effective rate varies from the statutory rate as follows:

	December 31,
	2007	2006	2005

United States federal income tax rate	$1,923	$3,131	$2,882
State taxes, net of federal benefit	312	513	420
Stock-based compensation	1,280	1,199	—
Other permanent differences, net	202	375	150
United States federal and state tax credits	(627)	(552)	—
Other	307	352	—
Change in deferred tax valuation allowance	—	(32,909)	(3,452)

	$3,397	$(27,891)	$—

The components of the net deferred tax asset and the related valuation allowance are as follows:

	December 31,
	2007	2006	2005

Net operating loss carryforwards	$15,071	$17,525	$38,215
Tax credit carryforwards	3,910	3,702	3,151
Deferred revenue	49	2,122	2,773
Deferred compensation	3,051	1,148	—
Other	2,820	3,745	3,188

Deferred tax assets	24,901	28,242	47,327
Valuation allowance	—	—	(47,327)

Net deferred tax asset	$24,901	$28,242	$—

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

Through the third quarter of 2006, the Company maintained a full valuation allowance on its deferred tax assets. Upon achieving three-years of cumulative profitability, the Company began to weigh the positive and negative evidence included in SFAS No. 109 Accounting For Income Taxes, on a quarterly basis to determine if it believed that it was more likely than not that some or all of its deferred tax assets would be realized. In connection with this analysis, the Company reviewed its cumulative history of earnings before taxes over a three-year period and its projections of future taxable income. As of December 31, 2006, after finalizing the 2007 forecast, the Company concluded that the projections supported taxable income for the foreseeable future, and therefore, the Company reversed $28,200,000 of its valuation allowance. The projections of future taxable income include significant judgment and estimation. If the Company is not able to achieve sufficient taxable income in future periods, it might need to record additional valuation allowances on its deferred tax assets in future periods that could be material to the Company’s consolidated financial statements.

As of December 31, 2007, the Company had United States federal NOL carryforwards of approximately $44,028,000 and state NOL carryforwards of approximately $2,107,000, which expire at various dates through 2027. The Company has an additional $16,066,000 of federal and state net operating losses not reflected above, that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the consolidated balance sheet once they are “realized” in accordance with SFAS No. 123R. As of December 31, 2007, the Company has federal and state tax research and development credit carryforwards of $1,963,000 and $2,197,000, respectively, which expire at various dates through 2027. Additionally, the net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within the Company’s provision for income taxes did not change. The Company had not accrued interest expense related to these unrecognized tax benefits due to its historical carryforward loss position, as the uncertain benefits have not yet reduced taxes payable and accordingly, no interest expense has been accrued. The net adjustment to retained earnings upon adoption to FIN 48 on January 1, 2007 was $371,000.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Gross UTB at January 1, 2007	$626,000
Additions based on tax positions related to the current year	51,000
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(15,500)
Settlements	—
Reductions due to lapse of applicable statute of limitations	—

Gross UTB at December 31, 2007	$661,500

Net UTB impacting the effective tax rate at December 31, 2007	$35,500

As of December 31, 2007, the total amount of unrecognized tax benefits was $661,500 (net of the federal benefit on state tax issues), all of which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

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

The tax years 1993 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years.

The Company’s research and development credits expired on December 31, 2007. The credits provided a 5.3% and a 3% reduction in the 2007 and 2006 effective tax rates, respectively. Congress is currently considering bills that will extend the credit. If the research and development credit extension is not legislatively enacted there could be an unfavorable impact on the Company’s 2008 effective income tax rate.

(9)	Stockholders’ Equity

Common Stock

At December 31, 2007, the Company has reserved approximately 4,696,000 shares of common stock for issuance under the Company’s equity incentive plans and approximately 69,000 shares of common stock for issuance under the Company’s 1999 Employee Stock Purchase Plan.

(10)	Equity Incentive Plans

The Company has three stock-based employee compensation plans, one stock-based non-employee director compensation plan and an employee stock purchase plan. Stock options and restricted common stock generally vest over three to four years and provide, in certain instances, for the acceleration of vesting upon a change of control of the Company. Options under stock-based employee compensation plans terminate ten years from the date of grant. The Company’s stock-based employee compensation plans provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 11,410,000 shares of common stock to employees, directors, consultants and advisors. Option exercise prices are determined by the Board of Directors. At December 31, 2007, approximately 1,132,000 shares of common stock were available for future grant under the Company’s equity incentive plans.

1991 Amended and Restated Stock Option Plan

The Company’s 1991 Amended and Restated Stock Option Plan provides for the granting, at the discretion of the Board of Directors, of options for the purchase of up to 3,360,000 shares of common stock to employees, directors and advisors.

1998 Stock Incentive Plan

The 1998 Stock Incentive Plan (“the 1998 Incentive Plan”), provides for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 3,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors and advisors. Option exercise prices are determined by the Compensation Committee, but cannot be less than 100% of fair market value for incentive stock options.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

Amended and Restated 1998 Director Equity Incentive Plan

Under the Amended and Restated 1998 Director Equity Incentive Plan (the “Director Plan”), directors of the Company who are not employees of the Company are eligible to receive nonstatutory options to purchase common stock, restricted stock awards and other common stock-based awards. At December 31, 2007, a total of 350,000 shares of common stock were available for issue under the Director Plan. The Board of Directors administers the Director Plan, including the date on which awards will be issued, the type of award that will be issued and any vesting provisions for stock options and the terms under which restrictions on restricted stock awards will lapse. In certain circumstances, including a change of control (as defined in the Director Plan), the vesting of options and the restrictions applicable to restricted stock awards, will accelerate. No awards may be granted under the Director Plan after April 2015.

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows eligible employees the right to purchase shares of common stock at the lower of 95% of the closing price per share of common stock on the first or last day of an offering period. Each offering period is six months. An aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to the Purchase Plan. As of December 31, 2007, 230,977 shares of the Company’s common stock had been issued under the Purchase Plan.

2001 Stock Incentive Plan

The Company’s 2001 Stock Incentive Plan (the “2001 Incentive Plan”) provides for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 4,700,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors, consultants and advisors. Option exercise prices are determined by the Compensation Committee, but cannot be less than 100% of fair market value for incentive stock options.

Stock Option Activity:

A summary of stock option activity as of December 31, 2007 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value

Outstanding at December 31, 2006	4,160	$17.00
Granted	481	15.81
Exercised	(230)	6.15
Canceled	(145)	21.30

Outstanding at December 31, 2007	4,266	$17.31	5.83	$7,344

Vested or expected to vest at December 31, 2007	4,219	$17.27	5.80	$7,342

Exercisable at December 31, 2007	3,324	$16.18	5.15	$7,309

Cash received from stock option exercises under all stock-based compensation plans for the year ended December 31, 2007 was approximately $1,419,000. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $2,137,000, $4,915,000 and $28,960,000, respectively. The estimated fair value of options that vested during the years ended December 31, 2007, 2006 and 2005 was approximately $6,903,000, $6,329,000 and $6,055,000, respectively.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

A summary of nonvested restricted stock as of December 31, 2007 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Non-vested at December 31, 2006	45	$23.95
Granted	332	16.09
Vested	102	17.39

Non-vested at December 31, 2007	275	$16.90

As of December 31, 2007, total compensation cost related to non-vested restricted stock not yet recognized was $913,000 which is expected to be recognized in the statement of income over a weighted-average period of 33 months. The fair value of shares that vested during the years ended December 31, 2007 and 2006 was approximately $1,779,000 and $339,000, respectively.

Grant-date fair value:

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the years ended December 31, 2007, 2006 and 2005, the Company calculated the grant-date fair value using the following weighted average assumptions:

	December 31,	December 31,	December 31,
	2007	2006	2005

Options granted	481	671	918
Weighted average exercise price	$15.81	$26.78	$23.64
Weighted average grant date fair value	$7.42	$11.72	$11.12
Assumptions:
Risk-free interest rate	4.53%	4.71%	3.77%
Expected term	5.2 years	5 years	5 years
Expected volatility	46%	43%	51%
Expected dividend yield	—	—	—

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

Expected volatility:  In estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the year ended December 31, 2007. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.

Expected dividend yield:  This assumption is not applicable in the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

Expense:  The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the year ended December 31, 2007, the Company applied a forfeiture rate of approximately 5%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. As a result of the adoption of SFAS No. 123R, the Company’s results for the year ended December 31, 2007 include stock-based compensation expense of approximately $8,711,000, of which approximately $95,000 relates to tax on deferred compensation which is included in the consolidated statement of income within the applicable operating expense where the Company reports the option holders’ compensation cost.

As of December 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $9,193,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 2.1 years.

For the year ended December 31, 2007, the Company recorded stock-based compensation expense for non-employees of approximately $23,000 resulting from the grant of stock options to purchase 800 shares of common stock to one consultant and awards of 1,200 shares of common stock to another consultant.

For the year ended December 31, 2006, the Company recorded stock-based compensation expense for non-employees of approximately $36,000. The Company also granted a stock option to purchase 800 shares of common stock to a consultant which resulted in approximately $10,000 of stock-based compensation expense and awarded 1,200 shares of common stock to a consultant which resulted in approximately $26,000 of stock-based compensation expense.

For the year ended December 31, 2005, the Company recorded stock-based compensation expense for non-employees of approximately $263,000 and stock based compensation expense for employees of approximately $11,000. The non-employee stock based compensation expense related to the grant of stock options to purchase 12,000 shares of common stock to three consultants and stock awards to purchase 1,300 shares of common stock to two consultants. The employee stock-based compensation expense related to stock awards to purchase 350 shares of common stock.

(11)	Deferred Revenue

On August 7, 2002, the Company formed a strategic alliance with Boston Scientific Corporation (the “2002 agreement”). In connection with this strategic alliance, the Company recognized approximately $6,300,000 of deferred revenue which was to be recognized ratably over the term of the 2002 agreement. This represented the Company’s best estimate of its period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to the applicable newly developed technology. In June 2007, the Company entered into a Termination and Repurchase Agreement with Boston Scientific Corporation under which the Company terminated the 2002 agreement and recognized approximately $3,835,000 of deferred revenue (see Note 18). Approximately $0 and $3,934,000 related to the 2002 agreement was classified as deferred revenue as of December 31, 2007 and December 31, 2006, respectively.

Additionally, for the years ended December 31, 2007 and December 31, 2006, the Company had approximately $126,000 and $134,000, respectively, in deferred revenue related to revenue arrangements which is being

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

deferred until the revenue recognition criteria in SAB No. 104 and other authoritative accounting literature have been met.

(12)	401(k) Savings Plan

The Company has a 401(k) savings plan (“the Plan”), in which substantially all domestic employees can participate. Employer contributions are at the discretion of the Board of Directors and vest ratably over five years. The Company contributed approximately $687,000, $644,000, and $263,000 to the Plan in the years ended December 31, 2007, 2006, and 2005, respectively.

(13)	Lease Commitments

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

Effective January 1, 2007, the Company entered into an operating lease for the Company’s international organization for approximately 9,280 square feet of office space in De Meern, The Netherlands. This lease expires in December 2011.

Rent expense was approximately $1,717,000, $1,282,000 and $1,011,000 in 2007, 2006 and 2005, respectively.

In July 2007, the Company entered into an equipment lease with a term of 48 months. The lease contains a bargain purchase option and is classified as a capital lease. As of December 31, 2007, the Company recorded approximately $127,000 in gross assets under capital lease and related accumulated depreciation of approximately $11,000.

Future gross minimum lease commitments for all non-cancelable capital and operating leases as of December 31, 2007 are as follows:

Year Ending December 31,	Capital Lease	Operating Leases

2008	$40	$2,049
2009	40	2,229
2010	40	2,167
2011	25	2,073
2012	—	2,088
Thereafter	—	8,354

Total minimum lease payments	$145	$18,960

Less: Amount representing interest	(28)

Minimum future payments of principal	117
Less: Current portion	(28)

Long-term portion	$89

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(14)	Commitments and Contingencies

Legal Proceedings

On October 10, 2007, a purported holder of the Company’s common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of the Company’s 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain of the Company’s unnamed officers, directors, and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of its initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. None of its directors or officers serving in such capacities at the time of its initial public offering (many of whom still serve as officers or directors of the Company) are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended, or a new complaint or suit filed, naming such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Exchange Act. On February 25, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. The Company has waived service and is in the process of considering what, if any, action to take in response to this litigation. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

The underwriters of the Company’s initial public offering are named as defendants in several class action complaints which have been filed allegedly on behalf of certain persons who purchased shares of the Company’s common stock between January 28, 2000 and December 6, 2000. These complaints allege violations of the Securities Act and the Exchange Act. Primarily, the complaints allege that there was undisclosed compensation received by our underwriters in connection with the Company’s initial public offering. While the Company and its officers and directors have not been named as defendants in these suits, based on comparable lawsuits filed against other companies, there can be no assurance that the Company and its officers and directors will not be named in similar complaints in the future.

(15)	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006

Payroll and payroll-related	$6,179	$4,585
Professional services	597	427
Warranty	249	220
Deferred rent expense	107	—
Taxes payable	592	699
Interest payable	139	—
Unvouchered invoices	520	1,015
Other accrued liabilities	1,340	1,482

Total accrued liabilities	$9,723	$8,428

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

Revenue by geographic destination and as a percentage of total revenue is as follows:

	Year Ended December 31,
	2007	2006	2005

Geographic Area by Destination
Domestic	$73,107	$70,729	$58,430
International	24,217	20,605	18,565

Total	$97,324	$91,334	$76,995

	Year Ended December 31,
	2007	2006	2005

Geographic Area by Destination
Domestic	75%	77%	76%
International	25	23	24

Total	100%	100%	100%

The Company did not have sales in any individual country, other than the United States, or to any individual customer, that accounted for more than 10% of the Company’s total revenue or accounts receivable for the years ended December 31, 2007, 2006 and 2005.

The Company’s long-lived assets included the following:

	Year Ended December 31,
	2007	2006

Property and equipment
Domestic	$8,296	$7,664
International	159	134

Total	$8,455	$7,798

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(17)	Valuation and Qualifying Accounts

The following tables set forth activity in the Company’s valuation and qualifying accounts:

		Additions
	Balance at	Charges (Credits)	Charges		Balance at
	Beginning	to Expenses and	(Credits)		End of
	of Period	Costs of Revenue	to Revenue	Deductions	Period

Allowance for Doubtful Accounts
Year Ended —
December 31, 2005	$41	$131	$—	$56	$116
December 31, 2006	116	141	—	39	218
December 31, 2007	218	129	—	25	322
Reserve for Excess or Obsolete Inventory
Year Ended —
December 31, 2005	$212	$42	$—	$132	$122
December 31, 2006	122	267	—	176	213
December 31, 2007	213	32	—	—	245
Allowance for Lease Payments
Year Ended —
December 31, 2005	$955	$—	$(101)	$(77)	$777
December 31, 2006	777	—	110	(21)	866
December 31, 2007	866	—	80	(231)	715
Tax Valuation Allowance
Year Ended —
December 31, 2005	$41,918	$5,409	$—	$—	$47,327
December 31, 2006	47,327	(19,085)	(28,242)	—	—
December 31, 2007	—	—	—	—	—

(18)	Loan Agreements

In May 2006, the Company renewed its revolving line of credit agreement with a commercial bank. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2008. The line of credit may be extended on an annual basis at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR which was 4.46% at December 31, 2007, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At December 31, 2007, the Company had outstanding standby letters of credit with the commercial bank of approximately $985,000. At December 31, 2007, there was no outstanding balance under this revolving line of credit.

The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At December 31, 2007, the Company had $1,004,000 classified as restricted cash on the consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Norwood, Massachusetts and an international service provider. At December 31, 2007, the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(19)	Termination and Repurchase Agreement with Boston Scientific Corporation

On June 11, 2007, the Company entered into a Termination and Repurchase Agreement with Boston Scientific Corporation. Under the terms of the agreement, the Company and Boston Scientific Corporation agreed to terminate the following agreements:

•	the OEM Product Development Agreement dated as of August 7, 2002 (as amended January 31, 2005 and February 5, 2007, the “2002 Agreement”), pursuant to which the Company was to develop certain products that Boston Scientific Corporation would then commercialize in the area of monitoring patients under sedation in a range of less invasive medical specialties, and pursuant to which the Company granted Boston Scientific Corporation an exclusive option to become the distributor for a period of time of certain products;

•	the Product Development and Distribution Agreement dated as of May 23, 2005 (the “2005 Agreement”), pursuant to which the Company was to develop new applications of its brain-monitoring technology in the area of the diagnosis and treatment of neurological, psychiatric and pain disorders and Boston Scientific was appointed the exclusive distributor of such products; and

•	the Letter Agreement dated August 7, 2002, and Security Agreement dated August 7, 2002, pursuant to which Boston Scientific Corporation agreed to make revolving interest-bearing loans to Aspect from time to time at the request of Aspect, such revolving loans being evidenced by a promissory note in the original principal amount of $5,000,000 dated August 7, 2002.

In addition to the termination of the agreements referenced above, on June 13, 2007, the Company repurchased 2,000,000 shares of its common stock held by Boston Scientific Corporation at a price of approximately $15.91 per share, for an aggregate repurchase price of $31,816,000. The per share price represents the average of the closing prices of the Company’s common stock as reported on the NASDAQ Global Market for the 20 consecutive trading days up to and including the date of the Termination and Repurchase Agreement. These shares have been cancelled and retired. In accordance with the agreement, for a period of 180 days following the date of the agreement, the Company had the right to purchase any or all of the balance of its shares of common stock held by Boston Scientific Corporation at a price of $15.00 per share or the average of the closing prices for the Company’s common stock over the 10 trading days prior to the Company’s exercising its right to repurchase, whichever is higher. Additionally, Boston Scientific Corporation had agreed that for a period of 180 days after the effective date of the agreement that it would not sell, contract to sell, grant any option to purchase or dispose of any of the shares of the Company’s common stock held of record by Boston Scientific Corporation on the effective date. On July 10, 2007, the Company exercised its right under the Termination and Repurchase Agreement and repurchased an additional 2,500,000 shares of common stock from Boston Scientific Corporation for $37,655,000. The repurchased shares were cancelled and retired. On November 7, 2007, the Company agreed to waive the lock-up and the call option set forth in the Termination and Repurchase Agreement with respect to the remaining 1,513,239 shares of the Company’s common stock held by Boston Scientific Corporation because Boston Scientific Corporation and a third party reached an agreement pursuant to which that third party agreed to purchase all of such shares.

Additionally, in connection with the termination of the 2002 Agreement and the 2005 Agreement, the Company recognized approximately $3,550,000 of strategic alliance revenue in June 2007. Approximately $3,835,000 had been recorded previously as deferred revenue relating to the 2002 Agreement, which represented the unamortized portion of the purchase price of $7.00 per share in excess of the closing price of the Company’s common stock on August 7, 2002 of $2.59 per share. The $3,835,000 of deferred revenue was offset by approximately $285,000 for a receivable from Boston Scientific Corporation which had been recognized by the Company during the quarter ended March 31, 2007 relating to the 2005 Agreement with Boston Scientific Corporation. Upon the termination of the 2005 Agreement, the Company reversed the receivable against strategic alliance revenue where it was originally recorded in the income statement.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

(20)	Convertible Debt

In June 2007, the Company completed a private placement of $125,000,000 aggregate principal amount of 2.5% convertible notes due 2014 (the “notes”). The notes are senior unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and to all of the Company’s subordinated debt. Interest on the notes is payable semiannually in cash on June 15th and December 15th of each year with the first payment being made on December 15, 2007. The notes will mature on June 15, 2014. Net proceeds received from the issuance of the notes were approximately $121,000,000, which is net of the underwriter’s discount of approximately $4,000,000. In connection with the notes offering, the Company incurred total offering costs of approximately $4,559,000 which have been recorded as deferred financing fees in the consolidated balance sheet and are being amortized on a straight-line basis over the term of the notes. As of December 31, 2007, approximately $346,000 of the offering costs have been amortized to interest expense.

Holders may convert notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding March 15, 2014 only under the following circumstances:

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

The initial conversion rate for the notes is 52.4294 shares of common stock per $1,000 in principal amount of notes, which is equivalent to an initial conversion price of approximately $19.07 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “make-whole fundamental change” (as defined in the indenture dated as of June 20, 2007 between the Company and U.S. Bank National Association, (the “Indenture”)) occurs prior to the maturity date of the notes, the Company will in some cases increase the conversion rate for a holder that elects to convert its notes in connection with such “make-whole fundamental change”. No adjustment to the conversion rate will be made if the Company’s stock price is less than $15.57 per share or if the stock price exceeds $50.00 (in each case subject to adjustment).

Unless the Company obtains stockholder authorization to utilize the net share settlement feature of the notes and the Company irrevocably elects such settlement method at any time on or prior to the 45th scheduled trading day preceding the maturity date of the notes, upon conversion the Company will deliver a number of shares of its common stock equal to the conversion rate on the related conversion date for each $1,000 principal amount of notes. The Company will deliver cash in lieu of any fractional shares of its common stock based on the last reported sale price of its common stock on the related conversion date (or, if the conversion date is not a trading day, on the next succeeding trading day). If the Company obtains stockholder approval of the net share settlement feature in connection with the potential conversion of the notes, then upon conversion of the notes the Company would (1) pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and (2) issue shares of its common stock only to the extent that the daily conversion value of the notes exceeded one-

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period.

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

On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases under this plan in 2007. As of December 31, 2007, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of December 31, 2007, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.

(22)	Summarized Quarterly Financial Data (Unaudited)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2007 and December 31, 2006:

	For the Quarter Ended
	March 31,	June 30,	September 29,	December 31,
	2007	2007	2007	2007

Revenue	$24,119	$26,641	$22,632	$23,932
Gross profit	18,040	20,874	17,099	17,992
Operating expenses	17,929	18,409	17,145	17,879
Income tax provision	576	1,882	683	255
Net income (loss)	517	1,488	(156)	408
Net income (loss) per share
Basic	0.02	0.07	(0.01)	0.02
Diluted	0.02	0.07	(0.01)	0.02

	For the Quarter Ended
	April 1,	July 1,	September 30,	December 31,
	2006	2006	2006	2006

Revenue	$21,888	$22,631	$22,855	$23,961
Gross profit	16,542	17,220	17,538	17,863
Operating expenses	15,317	15,843	15,765	16,370
Income tax provision (benefit)	23	33	253	(28,200)
Net income	1,937	2,125	2,418	30,610
Net income per share
Basic	0.09	0.09	0.11	1.37
Diluted	0.08	0.09	0.10	1.32

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts)

Included in operating expenses for the quarter ended December 31, 2007 is a reversal of an accrual for the Company’s group purchasing commission expenses of approximately $471,000. Based upon review of one of the group purchasing organization contracts, the Company determined that the expenses it anticipated to incur in connection with this contract, which the Company had previously accrued for, would not be recognized and therefore the accrual was reversed in the quarter ended December 31, 2007.

EXHIBIT INDEX

Exhibit
No.		Exhibit

3(i)	.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
3(ii)	.1	Amended and Restated By-Laws are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 0-24663).
3(ii)	.2	Amendment to Amended and Restated By-Laws are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2007.
3.2		Certificate of Designations of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).
4.1		Specimen common stock certificate is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
4.2		See Exhibits 3(i).1, 3(ii).1 and 3(ii).2 for provisions of the Registrant’s certificate of incorporation and by-laws defining the rights of holders of common stock.
4.3		Rights Agreement, dated as of November 29, 2004, between Aspect Medical Systems, Inc. and EquiServe Trust Company, N.A., which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 29, 2004 (File No. 333-86295).
4.4		Amendment No. 1 to Rights Agreement by and between the Registrant and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2005.
4.5		Amendment No. 2 to Rights Agreement by and between the Registrant and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2007.
4.6		Indenture by and between Aspect Medical Systems, Inc. and U.S. Bank National Association dated as of June 20, 2007 is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2007.
4.7		Form of 2.50% Convertible Senior Note due 2014 is incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 (File No. 333-145779).
10	.1*	Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2005.
10	.2*	Nonstatutory Stock Option Agreement Granted Under 1998 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 25, 2005.
10	.3*	Form of Restricted Stock Agreement Granted Under Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 25, 2005.
10	.4*	Form of Restricted Stock Agreement Granted Under the Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 21, 2006.
10	.5*	2001 Stock Incentive Plan is incorporated herein by reference to the Registrant’s Proxy Statement on Schedule 14A as filed with the Commission on April 18, 2001.
10	.6*	Amendment to 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 25, 2005.
10	.7*	Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan is incorporated here in by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K dated March 15, 2005.
10	.8*	Form of Restricted Stock Agreement Granted Under 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2005.

Exhibit
No.		Exhibit

10	.9†	International Distribution Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.10†	International License Agreement, dated as of January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10.11		License Agreement, dated as of October 31, 1995, by and between the Registrant and Siemens Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.12†	Product Agreement, dated May 5, 1999, by and between the Registrant and Drager Medizintechnik GmbH is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.13†	Distribution and License Agreement, dated as of April 1, 1996, between SpaceLabs Medical, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10.14		Revolving Credit Facility, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Promissory Note, dated May 16, 2001, by and between the Registrant and Fleet National Bank and Pledge Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File No. 0-24663).
10.15		First Amendment, dated December 21, 2001, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24663).
10.16		Third Amendment, dated March 21, 2003, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-24663).
10.17		Fifth Amendment, dated May 14, 2004, to Loan Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank, together with Deposit Pledge Agreement, dated May 14, 2004, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-24663).
10.18		Sixth Amendment, dated October 8, 2004, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 2, 2004 (File No. 0-24663).
10.19		Advisory Board Agreement, dated as of January 23, 2002, by and between Stephen E. Coit and the Registrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (File No. 0-24663).]
10	.20†	OEM Product Development Agreement, dated as of August 7, 2002, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2002 (File No. 0-24663).
10.21		Amendment No. 1 to OEM Product Development Agreement by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2005.
10.22		Amendment No. 2 to the OEM Product Development Agreement by and between Aspect Medical Systems, Inc. and Boston Scientific Corporation dated as of February 5, 2007 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2007.
10	.23†	OEM Development and Purchase Agreement, dated February 13, 2002, by and between the Registrant and Dixtal Biomedica Ind E Com Ltda. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (File No. 0-24663).

Exhibit
No.		Exhibit

10	.24†	OEM Development and Purchase Agreement, dated July 24, 2003, by and between the Registrant and Datascope Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2003 (File No. 0-24663).
10	.25†	BISx Development, Purchase and License Agreement dated January 28, 2004, by and between the Registrant and Draeger Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).
10	.26†	BISx License, Development, and Supply Agreement by and between the Registrant and Spacelabs Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.
10	.27†	OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.28†	Letter Agreement, dated August 27, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-86295).
10	.29†	Addendum 2, effective January 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).
10	.30†	Addendum 3, Effective September 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 2006.
10.31		Stock Purchase Agreement, dated as of April 7, 2004, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2004 (File No. 0-24663) is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (File No. 0-24663).
10	.32†	Exclusive License Agreement, dated July 1, 2004, by and between the Registrant and The Regents of the University of California is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 2004 (File No. 0-24663).
10	.33†	Capital Equipment Supplier Agreement for Level of Consciousness between Novation, LLC and the Registrant dated January 27, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005 (File No. 0-24663).
10	.34†	Product Development and Distribution Agreement between Boston Scientific Corporation and the Registrant dated May 23, 2005 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2005 (File No. 0-24663).
10	.35†	Purchase Agreement by and between the Registrant and General Electric Company is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2005.
10.36		Net Lease by and between the Registrant and CFRI/CQ Norwood Upland, L.L.C. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 9, 2006.
10.37		Second Amendment to Net Lease dated February 3, 2006, by and between the Registrant and CFRI/CQ Norwood Upland, L.L.C. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 2006.
10.38		Termination and Repurchase Agreement by and between Aspect Medical Systems, Inc. and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2007.

Exhibit
No.	Exhibit

10.39	Registration Rights Agreement by and between Aspect Medical Systems, Inc. and Boston Scientific Corporation dated as of June 11, 2007 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 11, 2007.
10.40	Registration Rights Agreement by and between Aspect Medical Systems, Inc. and Goldman, Sachs & Co. dated June 20, 2007 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2007.
10.41	Letter dated November 7, 2007 by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2007.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.