Form 10-Q
period 2008-03-29
ASPECT MEDICAL SYSTEMS INC
filed 2008-05-08
CIK 886235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The Registrant had 17,208,212 shares of Common Stock, $0.01 par value per share, outstanding as of May 1, 2008.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)
(unaudited)

	March 29,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,806	$19,828
Short-term investments	83,580	82,134
Accounts receivable, net of allowance of $324 at March 29, 2008 and $322 at December 31, 2007	13,270	12,544
Current portion of investment in sales-type leases	1,369	1,473
Inventory	6,012	7,113
Deferred tax assets	4,729	4,729
Other current assets	3,266	2,677

Total current assets	124,032	130,498
Property and equipment, net	8,571	8,455
Long-term portion of restricted cash	1,007	1,004
Long-term investments	14,454	6,518
Long-term investment in sales-type leases	2,265	2,618
Deferred financing fees	4,050	4,213
Long-term deferred tax assets	19,958	20,171

Total assets	$174,337	$173,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,465	$1,836
Accrued liabilities	8,810	9,723
Current portion of obligation under capital lease	28	28
Deferred revenue	34	87

Total current liabilities	10,337	11,674
Long-term portion of obligation under capital lease	82	89
Long-term portion of deferred revenue	36	39
Long-term debt	125,000	125,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 17,190,974 and 17,118,037 shares issued and outstanding at March 29, 2008 and December 31, 2007, respectively	174	174
Treasury stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	181,055	178,837
Accumulated other comprehensive income	404	180
Accumulated deficit	(137,743)	(137,508)

Total stockholders’ equity	38,882	36,675

Total liabilities and stockholders’ equity	$174,337	$173,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007

Product revenue	$24,428	$22,435
Strategic alliance revenue	—	1,684

Total revenue	24,428	24,119

Costs of revenue (1)	6,486	6,079

Gross profit	17,942	18,040

Operating expenses: (1)
Research and development	3,939	4,221
Sales and marketing	10,202	10,045
General and administrative	3,942	3,663

Total operating expenses	18,083	17,929

(Loss) income from operations	(141)	111

Other income:
Interest income	1,278	982
Interest expense	(948)	—

Income before income taxes	189	1,093

Provision for income taxes	424	576

Net (loss) income	$(235)	$517

Net (loss) income per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average shares used in computing net (loss) income per share:
Basic	17,148	22,411
Diluted	17,148	23,027

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$119	$145
Research and development	469	524
Sales and marketing	676	808
General and administrative	678	740
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(235)	$517
Adjustments to reconcile net (loss) income to net cash provided by operating activities —
Depreciation and amortization	730	509
Provision for doubtful accounts	12	15
Stock-based compensation expense	1,916	2,193
Tax benefit for stock option exercises	16	—
Deferred taxes	213	—
Changes in assets and liabilities —
(Increase) decrease in accounts receivable	(738)	1,169
Decrease (increase) in inventory	1,101	(352)
Increase in other current assets	(589)	(741)
Decrease (increase) in investment in sales-type leases	457	(211)
Decrease in accounts payable	(371)	(248)
(Decrease) increase in accrued liabilities	(913)	173
Decrease in deferred revenue	(56)	(1,406)

Net cash provided by operating activities	1,543	1,618

Cash flows from investing activities:
(Increase) decrease in restricted cash	(3)	40
Acquisitions of property and equipment	(684)	(1,283)
Purchases of marketable securities	(33,683)	(22,598)
Proceeds from sales and maturities of marketable securities	24,525	21,550

Net cash used for investing activities	(9,845)	(2,291)

Cash flows from financing activities:
Proceeds from issuance of common stock	287	471
Repayment of capital lease	(7)	—

Net cash provided by financing activities	280	471

Net decrease in cash and cash equivalents	(8,022)	(202)
Cash and cash equivalents, beginning of period	19,828	9,724

Cash and cash equivalents, end of period	$11,806	$9,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Regulation S-X promulgated pursuant to the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.
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
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at March 29, 2008 and December 31, 2007. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Investments that have contractual maturity dates of more than twelve months from the balance sheet date are included in long-term investments in the accompanying condensed consolidated balance sheets.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
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
     As of March 29, 2008, the Company has determined that no sales-type lease agreement, against which an allowance for lease payments has been established, constitutes an impaired asset.
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
(tabular amounts in thousands, except percentages and per share amounts)
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Accrued warranty cost, included in accrued liabilities in the condensed consolidated balance sheet at March 29, 2008 and warranty expense, included in costs of revenue in the condensed consolidated statements of operations, for the three months ended March 29, 2008 and March 31, 2007, were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Beginning balance	$250	$220
Warranty expense	(11)	4
Deductions and other	(13)	(9)

Ending balance	$226	$215

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
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
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
     During the first quarter of 2008, the Company changed its depreciation period for its furniture and fixtures and business systems from 3 years to 5 years in order to better reflect the useful lives of these assets. This change in accounting estimate was applied prospectively from January 1, 2008 in accordance with SFAS No. 154, Accounting For Changes and Error Corrections. As a result of the change in estimated life of these assets, loss from operations was $42,000 less and net loss after tax was $9,000 less for the first quarter of 2008. No material effect on net loss per share, basic and diluted, resulted from this change.
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. See Note 6 for additional disclosure relating to income taxes and the adoption and application of the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Net (Loss) Income Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net (loss) income per share amounts for the three months ended March 29, 2008 and March 31, 2007, were computed by dividing net (loss) income by the weighted average number of common shares outstanding during those periods and diluted net (loss) income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and unvested restricted stock, during those periods.
     For the three months ended March 29, 2008 and March 31, 2007, approximately 4,113,000 and 2,172,000, respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.
Comprehensive (Loss) Income
     Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net (loss) income, the only other element of comprehensive (loss) income impacting the Company is the unrealized gains (losses) on its marketable securities for all periods presented.
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
     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment, using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 29, 2008 and March 31, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s results of operations and financial position for prior periods have not been restated to reflect the impact of SFAS No. 123R.
Stock Option Activity:
     A summary of stock option activity as of March 29, 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2007	4,266	$17.31
Granted	272	11.82
Exercised	(62)	4.64
Canceled	(23)	16.59

Outstanding at March 29, 2008	4,453	$17.16	5.88	$882

Vested or expected to vest at March 29, 2008	4,394	$17.14	5.85	$882

Exercisable at March 29, 2008	3,340	$16.54	5.02	$882

     Cash received from stock option exercises under all stock-based compensation plans for the three months ended March 29, 2008 and March 31, 2007 was approximately $287,000 and $471,000, respectively. The intrinsic value of options exercised during the three months ended March 29, 2008 and March 31, 2007 was approximately $389,000 and $681,000, respectively. The estimated fair value of options that vested during the three months ended March 29, 2008 and March 31, 2007 was approximately $1,425,000 and $1,783,000, respectively.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     A summary of unvested restricted stock activity as of March 29, 2008 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2007	275	$16.90
Granted	281	11.82
Vested and cancelled	(38)	16.25

Unvested at March 29, 2008	518	$14.19

     As of March 29, 2008, total compensation cost related to unvested restricted stock not yet recognized was $7,357,000, which is expected to be recognized in the statement of operations over a weighted-average period of 38 months. The fair value of shares that vested for the three months ended March 29, 2008 was approximately $517,000.
     Grant-date fair value:
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the three months ended March 29, 2008 and March 31, 2007, the Company calculated the grant-date fair value using the following assumptions:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Options granted	272	393
Weighted average exercise price	$11.82	$16.15
Weighted average grant date fair value	$5.54	$7.62

Assumptions:
Risk-free interest rate	2.96%	4.53%
Expected term	5.76 years	5.20 years
Expected volatility	46%	46%
Expected dividend yield	—	—
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
     Expected volatility: in estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the three months ended March 29, 2008. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Expected dividend yield: this assumption is not applicable in the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three months ended March 29, 2008, the Company applied a forfeiture rate of approximately 5.3%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. The Company’s results for the three months ended March 29, 2008 and March 31, 2007 include stock-based compensation expense of approximately $1,942,000 and $2,217,000, respectively, of which approximately $26,000 and $24,000, respectively, relates to tax on deferred compensation which is included in the condensed consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ and restricted stock holders’ compensation cost.
     As of March 29, 2008, total compensation cost related to unvested stock options not yet recognized was $9,130,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 26 months.
     For the three months ended March 29, 2008, the Company recorded stock-based compensation expense for non-employees of approximately $6,000 resulting from the grant of 500 shares of restricted stock to a consultant.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements in interim and annual periods subsequent to initial recognition. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements or condition. See Note 7 for additional disclosure relating to the adoption of SFAS No. 157.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The scope of EITF Issue No. 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. EITF Issue No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. An entity may not apply it before that date. The adoption of EITF No. 07-3 did not have a material impact on its results of operations, financial position or cash flow.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. The objective of SFAS No. 141R is to improve the representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date. The Company does not believe that the adoption of SFAS No. 141R will have an immediate impact on its results of operations, financial position or cash flow; however, the adoption of SFAS No. 141R on January 1, 2009 could materially change the accounting for business combinations subsequent to that date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its results of operations, financial position or cash flow.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on its results of operations, financial position or cash flow.
(3) Comprehensive (Loss) Income
     The Company’s total comprehensive (loss) income is as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net (loss) income	$(235)	$517

Other comprehensive income:
Unrealized gain (loss) on marketable securities	224	(4)

Comprehensive (loss) income	$(11)	$513

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(4) Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	March 29,	December 31,
	2008	2007

Total minimum lease payments receivable	$5,119	$5,655
Less:
Unearned interest income	744	849
Allowance for lease payments	741	715

Net investment in sales-type leases	3,634	4,091
Less — current portion	1,369	1,473

	$2,265	$2,618

(5) Inventory
     Inventory consists of the following:

	March 29,	December 31,
	2008	2007

Raw materials	$3,108	$4,027
Work-in-progress	—	52
Finished goods	2,904	3,034

	$6,012	$7,113

(6) Income Taxes
     The Company is subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three-month period ended March 29, 2008, the Company recorded a tax provision of $424,000 on income before tax of $189,000 resulting in an effective income tax rate of 224%. For the three months ended March 29, 2008, the difference between the effective tax rate of 224% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R. In addition, there was an increase in the valuation allowance on a portion of the Company’s federal research and development, or R&D, credits. For the three-month period ended March 31, 2007, the Company recorded a tax provision of $576,000 on income before tax of $1,093,000 resulting in an effective income tax rate of 53%.
     Through the third quarter of 2006, the Company maintained a full valuation allowance on its deferred tax assets. Upon achieving three years of cumulative profitability, the Company began to weigh the positive and negative evidence included in SFAS No. 109 “Accounting For Income Taxes,” on a quarterly basis to determine, whether, in its view, it was more likely than not that some or all of its deferred tax assets would be realized. In connection with this analysis, the Company reviewed its cumulative history of earnings before taxes over a three-year period and its projections of future taxable income. As of December 31, 2006, after finalizing the 2007 forecast, the Company concluded that these projections support taxable income for the foreseeable future, and therefore, the Company reversed $28.2 million of its valuation allowance. The projections of future taxable income include significant judgment and estimation. If the Company is not able to achieve sufficient taxable income in future periods, it might need to record additional valuation allowances on its deferred tax assets in future periods that could be material to the Company’s consolidated financial statements. As stated above, in the first quarter of 2008 the Company re-established a valuation allowance for a portion of its federal R&D credits since these credits are expected to expire unused based on current projections.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2008, the Company had gross unrecognized tax benefits of $661,500 (net of the federal benefit on state issues) which represents the amount of

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, the Company had not accrued interest expense related to these unrecognized tax benefits. When appropriate, the Company will recognize interest accrued and penalties incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the first quarter of 2008. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1992.
(7) Fair Value Measurements
     The Company adopted SFAS No. 157, Fair Value Measurements on January 1, 2008. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In accordance with SFAS No. 157, the Company has classified its financial assets and liabilities that are required to be measured at fair value as of March 29, 2008 as follows:

	Balance at
	March 29,	Fair Value Measurements at March 29, 2008
	2008	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	$12,813	$12,315	$498	$—
Available for sale securities	$98,034	$—	$98,034	$—
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
     Revenue by geographic region and as a percentage of total revenue by geographic region is as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Geographic area by region
Domestic	$17,063	$18,374
International	7,365	5,745

Total	$24,428	$24,119

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Geographic area by region
Domestic	70%	76%
International	30	24

Total	100%	100%

     The Company did not have sales in any individual country, other than the United States, or to any individual customer, that accounted for more than 10% of the Company’s total revenue or accounts receivable for the three months ended March 29, 2008 and March 31, 2007.
(9) Commitments and Contingencies
     Leases
     In February 2006, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 136,503 square feet of research and development, sales and marketing, production and general and administrative space in Norwood, Massachusetts. The lease expires in December 2016, and the Company has been granted the option to extend the term for three additional five-year periods. In connection with this lease, the Company provided a security deposit in the amount of $911,000 to the lessor in accordance with the terms of the lease agreement. This lease is classified as an operating lease. The lease contains a rent escalation clause that requires additional rental amounts in the later years of the term. Rent expense is being recognized on a straight-line basis over the minimum lease term.
     Effective January 1, 2007, the Company entered into an operating lease for the Company’s international organization for approximately 9,280 square feet of office space in De Meern, The Netherlands. This lease expires in December 2011.
     In July 2007, the Company entered into an equipment lease with a term of 48 months. The lease contains a bargain purchase option and is classified as a capital lease. As of March 29, 2008, gross assets under capital lease totaled approximately $127,000 and related accumulated depreciation was approximately $17,000.
     Legal Proceedings
     On October 10, 2007, a purported holder of the Company’s common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of the Company’s 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain of the Company’s unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of its initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. None of its directors or officers serving in such capacities at the time of its initial public offering (many of whom still serve as officers or directors of the Company) are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended, or a new complaint or suit filed, naming such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Exchange Act. On February 25, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. At the initial status conference on April 28, 2008, the Judge established a time line for submitting motions to dismiss, and responses in opposition and replies in support of such motions, and also stayed discovery pursuant to the Private Securities Litigation Reform Act (PSLRA) until the Judge rules on all motions to dismiss. If the motions to dismiss are denied, the Judge will then set a status hearing to discuss the scope of discovery. The Company anticipates filing a motion to dismiss pursuant to the Court’s briefing schedule. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     The underwriters of the Company’s initial public offering are named as defendants in several class action complaints which have been filed allegedly on behalf of certain persons who purchased shares of the Company’s common stock between January 28, 2000 and December 6, 2000. These complaints allege violations of the Securities Act and the Exchange Act. Primarily, the complaints allege that there was undisclosed compensation received by our underwriters in connection with the Company’s initial public offering. While the Company and its officers and directors have not been named as defendants in these suits, based on comparable lawsuits filed against other companies there can be no assurance that the Company and its officers and directors will not be named in similar complaints in the future.
(10) Loan Agreements
     In May 2007, the Company renewed its revolving line of credit agreement with a commercial bank. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2008 and is currently being renegotiated. The line of credit may be extended on an annual basis at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At March 29, 2008, the Company had outstanding standby letters of credit with the commercial bank of approximately $987,000. At March 29, 2008, there was no outstanding balance under this revolving line of credit.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying condensed consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At March 29, 2008, the Company had $1,007,000 classified as restricted cash on the condensed consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Norwood, Massachusetts and an international service provider. At March 29, 2008, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
(11) Termination and Repurchase Agreement with Boston Scientific Corporation
     On June 11, 2007, the Company entered into a Termination and Repurchase Agreement with Boston Scientific Corporation. Under the terms of the agreement, the Company and Boston Scientific Corporation agreed to terminate the following agreements:
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
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
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
     Additionally, in connection with the termination of the 2002 Agreement and the 2005 Agreement, the Company recognized approximately $3,550,000 of strategic alliance revenue in June 2007. Approximately $3,835,000 had been recorded previously as deferred revenue relating to the 2002 Agreement, which represented the unamortized portion of the purchase price of $7.00 per share in excess of the closing price of the Company’s common stock on August 7, 2002 of $2.59 per share. The $3,835,000 of deferred revenue was offset by approximately $285,000 for a receivable from Boston Scientific Corporation which had been recognized by the Company during the quarter ended March 31, 2007 relating to the 2005 Agreement with Boston Scientific Corporation. Upon the termination of the 2005 Agreement, the Company reversed the receivable against strategic alliance revenue where it was originally recorded in the statement of operations.
(12) Convertible Debt
     In June 2007, the Company completed a private placement of $125,000,000 aggregate principal amount of 2.5% convertible notes due 2014 (the “notes”). The notes are senior unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and to all of the Company’s subordinated debt. Interest on the notes is payable semiannually in cash on June 15th and December 15th of each year with the first payment being made on December 15, 2007. The notes will mature on June 15, 2014. Net proceeds received from the issuance of the notes were approximately $121,000,000, which is net of the underwriter’s discount of approximately $4,000,000. In connection with the notes offering, the Company incurred total offering costs of approximately $4,559,000 which have been recorded as deferred financing fees in the consolidated balance sheet and are being amortized on a straight-line basis over the term of the notes. During the three months ended March 29, 2008, approximately $163,000 of the offering costs have been amortized to interest expense.
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
     The initial conversion rate for the notes is 52.4294 shares of common stock per $1,000 in principal amount of notes, which is equivalent to an initial conversion price of approximately $19.07 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “make-

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
whole fundamental change” (as defined in the indenture dated as of June 20, 2007 between the Company and U.S. Bank National Association, (the “Indenture”)) occurs prior to the maturity date of the notes, the Company will in some cases increase the conversion rate for a holder that elects to convert its notes in connection with such “make-whole fundamental change”. No adjustment to the conversion rate will be made if the Company’s stock price is less than $15.57 per share or if the stock price exceeds $50.00 (in each case subject to adjustment).
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
(13) Stock Repurchase Program
     On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases under this plan in 2007 or the first quarter of 2008. As of March 29, 2008, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of March 29, 2008, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.

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
     The following chart summarizes our principal product offerings:

	Initial
	Commercial
Product	Shipment	Description

EQUIPMENT

BIS VIEW	2007	Basic-featured standalone monitor which has fewer optional user configurations compared with the BIS VISTA monitor.

BIS VISTA	2006	Monitor that offers an enhanced display and user interface as well as greater processing capability compared to our other monitors.

BISx system	2004	BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers.

BIS XP System	2001	BIS system offering enhanced performance capabilities and expanded benefits as compared to the previous version of the BIS system, designed to enable more precise measurement of brain activity to assess the level of consciousness.

BIS Module Kit — 4 Channel Support	2001	Same as standard BIS Module Kit plus 4 channel EEG monitoring capability.

A-2000 BIS Monitor	1998	Compact, lightweight, portable third-generation BIS monitor.

BIS Module Kit	1998	Components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers.

SENSORS

Semi-Reusable (SRS) Sensor	2005	Semi-reusable version of a BIS Sensor that uses the same algorithm and hardware as our disposable sensors. Currently available only in markets outside the United States, excluding Japan.

BIS Extend Sensor	2002	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that was designed for patients who are typically monitored for extended periods.

	Initial
	Commercial
Product	Shipment	Description

BIS Pediatric Sensor	2001	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is smaller and easier to apply to children.

BIS Quatro Sensor	2001	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is designed to offer enhanced performance in deep anesthetic states and enhanced resistance to interference from noise sources.

BIS Sensor Plus	2001	Second-generation disposable sensor for use with our BIS Monitors and BIS Module Kit.

BIS Standard Sensor	1997	Disposable sensor for use with our BIS Monitors and BIS Module Kit.
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

	Three Months Ended
	March 29,	March 31,
	2008	2007
Domestic revenue	$17,063	$18,374
Percentage of total revenue	70%	76%

International revenue	$7,365	$5,745
Percentage of total revenue	30%	24%

Total revenue	$24,428	$24,119

BIS Sensor revenue	$20,636	$17,554
Percentage of total revenue	84%	73%

Equipment revenue	$3,792	$4,881
Percentage of total revenue	16%	20%

Strategic alliance revenue	$—	$1,684
Percentage of total revenue	—	7%

Total revenue	$24,428	$24,119
     At March 29, 2008, we had cash, cash equivalents, restricted cash and investments of approximately $110.8 million and working capital of approximately $113.7 million.
     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.
     We believe our ability to grow our revenue is directly related to our ability to influence our customers after they purchase our Equipment to continue to purchase and use our BIS Sensors. We believe the primary reason for the growth in product revenue is a direct result of continuing to shift the focus of our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. Seeking to continue to achieve this growth, we plan to expand our sales force and to implement new sales and marketing programs, particularly in the area of clinical education programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.

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
     We have subsidiaries in The Netherlands, United Kingdom, Germany and France to facilitate the sale of our products into the international market. We are continuing to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships.
     We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers), our BIS XP system and, most recently in December 2007, our BISx and the BIS VISTA monitor. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 15% and 14%, respectively, of our international revenue in the three months ended March 29, 2008 and March 31, 2007.
     During the first quarter of 2006, we adopted the Financial Accounting Standards Board’s, or FASB, Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the three months ended March 29, 2008 and March 31, 2007, we recognized approximately $1.9 million and $2.2 million, respectively, of stock-based compensation expense in our condensed consolidated statements of operations. See Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results through the second quarter of 2008 and beyond. For example, a third party study recently published in the New England Journal of Medicine compared BIS monitoring with a protocol based on targeted end-tidal gas anesthetic levels in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring versus this alternative approach was demonstrated. The study results were consistent with earlier studies that showed a low incidence of awareness using BIS. However, we believe some of the conclusions drawn by the authors were not supported by their data and that there were several flaws in the design and execution of the trial. In the weeks since the publication of the New England Journal of Medicine article, sensor sales growth has been within the range that existed prior to the publication. Nonetheless, it is possible that the publication of this study may have an adverse effect on the rate at which existing or potential new customers purchase and use our products and we cannot provide any assurance that sensor sales growth will continue after the date of this quarterly report on
Form 10-Q within the range of sensor growth that existed before the New England Journal of Medicine publication. Additionally, we are currently finalizing plans to expand our sales force and expect that such expansion would increase our operating expenses in future periods. We also are continuing to shift the focus of our sales and marketing efforts from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to decrease. Finally, we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists. We also face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies.

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
Expected volatility: in estimating expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility for the three months ended March 29, 2008. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 5.3% in our calculation at March 29, 2008. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
     As of March 29, 2008, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $9.1 million and $7.4 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 26 months and 38 months, respectively.
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
     Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board Interpretation No., or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. We did not accrue interest expense related to these unrecognized tax benefits due to our historical carryforward loss position, the uncertain benefits have not yet reduced taxes payable and, accordingly, no interest expense has been accrued. The net adjustment to retained earnings upon adoption to FIN 48 on January 1, 2007 was $371,000.
Results of Operations
     The following tables present, for the periods indicated, financial information expressed as a percentage of revenue and a summary of our total revenue. This information has been derived from our condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended
	March 29,	March 31,
	2008	2007
Revenue	100%	100%
Costs of revenue	26	25

Gross profit	74	75

Operating expenses:
Research and development	16	18
Sales and marketing	42	42
General and administrative	16	15

Total operating expenses	74	75

(Loss) income from operations	—	—
Other income, net	1	4

Income before income taxes	1	4
Provision for income taxes	2	2

Net (loss) income	(1)%	2%

Three Months Ended March 29, 2008 Compared with the Three Months Ended March 31, 2007

	Three Months Ended
			Percentage
	March 29,	March 31,	Increase
	2008	2007	(Decrease)
	(in thousands, except
	unit amounts)
Revenue — Worldwide
BIS Sensor	$20,636	$17,554	18%
BIS monitor	2,097	2,895	(28)%
Original equipment manufacturer products	981	1,117	(12)%
Other equipment and accessories	714	869	(18)%

Total equipment	3,792	4,881	(22)%

Total product revenue	24,428	22,435	9%
Strategic alliance	—	1,684	(100)%

Total revenue	$24,428	$24,119	1%

Unit Analysis — Worldwide
BIS Sensors	1,486,000	1,237,000	20%
BIS monitors	718	958	(25)%
Original equipment manufacturer
BIS products	1,560	1,474	6%
Installed base	49,295	41,515	19%
     Revenue. Revenue from the sale of BIS Sensors increased approximately 18% in the three months ended March 29, 2008 compared with the three months ended March 31, 2007. The increase in revenue from the sale of BIS Sensors during this period was primarily attributable to the continued shift of the focus of our sales and marketing efforts from expanding our customer base to seeking to develop our existing customers and increasing their sensor utilization and procedure penetration. During this period, we experienced an increase of approximately 20% in the number of BIS Sensors sold which we believe was a result of the change in the focus of our sales and marketing strategy and growth in the installed base of BIS monitors. The number of domestic sensors sold was approximately 851,000 during the first quarter of 2007 and increased to approximately 961,000 during the first quarter of 2008, an increase of approximately 13%, while the number of international sensors sold increased approximately 36% from approximately 386,000 during the first quarter of 2007 to approximately 525,000 during the first quarter of 2008. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 19% to 49,295 units at March 29, 2008 compared with 41,515 units at March 31, 2007.
     During the three months ended March 29, 2008 compared with the three months ended March 31, 2007, total Equipment revenue decreased by approximately 22%. The decrease in Equipment revenue during this period was a result of a decrease of approximately 28% in BIS monitor revenue, a decrease of approximately 18% in other equipment revenue and a decrease of approximately 12% in original equipment manufacturer product revenue. We believe this decrease in Equipment revenue reflects the shift in our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. The decrease in monitor revenue was a result of a decrease of approximately 25% in the number of monitors sold combined with a decrease in the average selling price of approximately 3%. In the first quarter of 2008, we sold 718 monitors compared with 958 sold in the first quarter of 2007. Domestically, we sold 180 monitors in the first quarter of 2008 compared with 528 monitors sold in the first quarter of 2007. The decrease in original equipment manufacturer product revenue was a result of a decrease in the average selling price of approximately 17% offset by an increase of approximately 6% in the number of products sold to our original equipment manufacturers.
     In the three months ended March 29, 2008, we recorded no strategic alliance revenue compared with strategic alliance revenue of approximately $1.7 million in the three months ended March 31, 2007. The strategic alliance revenue is primarily attributable to the revenue we recognize from our agreements with Boston Scientific Corporation. In June 2007, we entered into a termination and repurchase agreement with Boston Scientific Corporation pursuant to which all agreements with Boston Scientific Corporation, including the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement were terminated.
     Our gross margin was approximately 73.4% of revenue in the first quarter of 2008 compared with a gross margin of approximately 74.8% of revenue in the first quarter of 2007. The decrease in the gross profit margin in the first quarter of 2008 compared with the same quarter in the prior year is primarily the result of three factors. First, in the first quarter of 2007, we recognized approximately $1.7 million in strategic alliance revenue compared with no strategic alliance revenue recognized in the first quarter of 2008. Second, in the first quarter of 2008, we experienced increased sales of monitors on the international side of the business. International monitors have a higher average cost of sales per unit. Finally, during the quarter we shipped approximately 200 no charge units that we provided to two of our OEM partners.
Expense Overview

	Three Months Ended
			Percentage
	March 29,	March 31,	Increase
	2008	2007	(Decrease)
	(in thousands)
Expenses
Research and development	$3,939	$4,221	(7)%
Sales and marketing	$10,202	$10,045	2%
General and administrative	$3,942	$3,663	8%
     Research and Development. The decrease in research and development expenses in the three months ended March 29, 2008 compared with the three months ended March 31, 2007 was primarily attributable to a decrease in clinical study expenses resulting from our completion of enrollment for the BRITE study in March 2007. We expect research and development expenses in the second quarter of 2008 to increase compared to the level of research and development expenses in the first quarter of 2008 as we continue to invest in spending for our ongoing clinical trials and initiate new trials.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended March 29, 2008 compared with the three months ended March 31, 2007 was primarily attributable to an increase of approximately $355,000 in operating expenses associated with our international subsidiaries offset by a decrease of approximately $198,000 in domestic operating expenses. The $355,000 increase in operating expenses for our international subsidiaries relates primarily to an increase in consultant fees of approximately $132,000, an increase in travel and entertainment expenses of approximately $103,000, an increase in salaries and benefits of approximately $63,000, and an increase in meeting expenses of approximately $47,000. The $198,000 decrease in domestic operating expenses relates primarily to a decrease in group purchasing commission expenses of approximately $122,000 and a decrease in print collateral expense of approximately $74,000. We expect sales and marketing expenses in the second quarter of 2008 to increase compared to the level of sales and marketing expenses in the first quarter of 2008 principally as a result of a retention program instituted for our sales force.
     General and Administrative. The increase in general and administrative expenses in the three months ended March 29, 2008 compared with the three months ended March 31, 2007 was primarily attributable to an increase of approximately $134,000 in professional services, including legal services and accounting and tax related services, and an increase in compensation and benefits to general and administrative personnel of approximately $129,000. The $129,000 increase in compensation and benefits was primarily the result of approximately $103,000 in salaries and wages primarily as a result of annual salary increases. We expect general and administrative expenses in the second quarter of 2008 will decrease compared to the level of general and administrative expenses in the first quarter of 2008.
     Interest Income. Interest income increased to approximately $1,278,000 in the three months ended March 29, 2008 from approximately $982,000 in the three months ended March 31, 2007, an increase of approximately 30%. The increase in interest income in the three months ended March 29, 2008 compared with the three months ended March 31, 2007 was primarily attributable to a higher cash and investment balance resulting from the proceeds received in connection with the sale of $125.0 million aggregate principal amount of our 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest income in the second quarter of 2008 to decrease compared to interest income in the first quarter of 2008.
     Interest Expense. Interest expense increased to approximately $948,000 in the three months ended March 29, 2008 compared with no interest expense in the three months ended March 31, 2007. The increase in interest expense in the three months ended March 29, 2008 was the result of the 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest expense in the second quarter of 2008 to be comparable with the level of interest expense in the first quarter of 2008.

     Income Taxes. We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three-month period ended March 29, 2008, we recorded a tax provision of $424,000 on income before tax of $189,000 resulting in an effective income tax rate of 224%. For the three months ended March 29, 2008, the difference between our effective tax rate of 224% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes and the disallowance for tax purposes of certain stock-based compensation deductions in accordance with by SFAS No. 123R. In addition, there was an increase in the valuation allowance on a portion of our federal research and development, or R&D, credits. For the three-month period ended March 31, 2007, we recorded a tax provision of $576,000 on income before tax of $1,093,000 resulting in an effective income tax rate of 53%.
     Through the third quarter of 2006, we maintained a full valuation allowance on our deferred tax assets. Upon achieving three-year cumulative profitability, we began to weigh the positive and negative evidence included in SFAS No. 109 “Accounting For Income Taxes,” on a quarterly basis to determine whether, in our view, it was more likely than not that some or all of our deferred tax assets would be realized. In connection with this analysis, we reviewed our cumulative history of earnings before taxes over a three-year period and our projections of future taxable income. As of December 31, 2006, after finalizing our 2007 forecast, we concluded that our projections support future taxable income for the foreseeable future, and therefore, we reversed $28.2 million of our valuation allowance. Our projections of future taxable income include significant judgment and estimation. If we are not able to achieve sufficient taxable income in future periods, we might need to record additional valuation allowances on our deferred tax assets in future periods that could be material to the consolidated financial statements. As stated above, in the first quarter of 2008 we re-established a valuation allowance for a portion of our Federal R&D credits since these credits are expected to expire unused based on current projections.
     We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2008, we had gross unrecognized tax benefits of $661,500 (net of the federal benefit on state issues) which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, we had not accrued interest expense related to these unrecognized tax benefits. When appropriate, we will recognize interest accrued and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the first quarter of 2008. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through March 29, 2008, we have raised approximately $212.2 million from equity and debt financings, including the following:
•	net proceeds of approximately $54.6 million from our initial public offering of an aggregate of 4,025,000 shares of common stock in February 2000;

•	approximately $3.4 million in equipment financing;

•	approximately $5.1 million related to our investment in sales-type leases;

•	proceeds of approximately $10.0 million related to our 2002 OEM product development and distribution agreement with Boston Scientific Corporation;

•	proceeds of approximately $8.1 million from the sale of our common stock to Boston Scientific Corporation in 2004;

•	$10.0 million in installment payments from Boston Scientific Corporation received in May 2005 and May 2006 pursuant to the 2005 product development and distribution agreement with Boston Scientific Corporation; and

•	net proceeds of $121.0 million received from the issuance of our 2.5% convertible senior notes in June 2007.
     In May 2001, we entered into an agreement with Bank of America for a $5.0 million revolving line of credit, which expires in May 2008 and is currently being renegotiated. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At March 29, 2008, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At March 29, 2008, the interest rate on the line of credit was 5.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facility and an international service provider in the amount of approximately $1.0 million which is shown on our consolidated balance sheet as restricted cash.

     In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes were $121.0 million, which is net of the underwriters discount of $4.0 million. As of March 29, 2008, we have used approximately $85.0 million of these proceeds to repurchase 5.5 million shares of our common stock, of which 4.5 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of March 29, 2008, we had repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at March 29, 2008 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations and capital expenditures for at least the next 12 months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program, to meet market demand for our products and to repay our convertible notes.
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
     Currently, our 2.5% convertible senior notes due 2014 are convertible, under certain circumstance, solely into shares of our common stock. However, under the terms of the Indenture and such notes, we have the option to settle potential conversions of these notes with cash and, if applicable, shares of our common stock, commonly referred to as “net share settlement”, if we first obtain stockholder approval of this net share settlement feature, and we irrevocably elect to use such settlement method. If we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of such notes and we irrevocably elect to use such settlement method, then upon conversion of such notes we would (1) pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and (2) issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period. In order to fund the cash payments due upon conversion, we may be required to use a significant portion or all of our existing cash or raise the cash for such payments through the sale of shares of our common stock or additional debt securities or through one or more other financing transactions. We may not have sufficient cash on hand or be able to acquire the necessary funds via financing on terms favorable to us or our stockholders, or at all, which would result in an event of default under the notes. Moreover, the use of a substantial portion of our existing cash may adversely affect our liquidity and cash available to fund the growth of our business.
     Working capital at March 29, 2008 was approximately $113.7 million compared with approximately $118.8 million at December 31, 2007.
     Cash provided by operations. We received approximately $1.5 million of cash from operations in the three months ended March 29, 2008 compared with cash received from operations of approximately $1.6 million in the three months ended March 31, 2007. The cash received in the three months ended March 29, 2008 was primarily attributable to $1.9 million of non-cash stock-based compensation expense and a decrease of approximately $1.1 million in inventory. These were offset by a decrease in accrued liabilities of approximately $939,000 and an increase in accounts receivable of $738,000.
     Cash used for investing activities. We used approximately $9.8 million of cash in investing activities in the three months ended March 29, 2008 compared with the use of cash of approximately $2.3 million in the three months ended March 31, 2007. The cash used in the three months ended March 29, 2008 was primarily the result of net purchases of marketable securities of approximately $9.2 million. We anticipate the level of capital expenditures in the second quarter of 2008 will increase compared with the level of capital expenditures in the first quarter of 2008.
     Cash provided by financing activities. We received approximately $280,000 of cash from financing activities in the three months ended March 29, 2008 compared with receiving approximately $471,000 in the three months ended March 31, 2007 as a result of proceeds from the issuance of our common stock upon the exercise of stock options granted under our stock option plans.

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements in interim and annual periods subsequent to initial recognition. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS No. 157 did not have a material impact on our financial statements or condition. See Note 7 of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 157.
     In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The scope of EITF Issue No. 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and develop0ment activities pursuant to an executory contractual arrangement. EITF Issue No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. An entity may not apply it before that date. The adoption of EITF No. 07-3 did not have a material impact on our results of operations, financial position or cash flow.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. The objective of SFAS No. 141R is to improve the representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combination for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date. We do not believe that the adoption of SFAS No. 141R will have an immediate impact on our results of operations, financial position or cash flow, however, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations subsequent to that date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No.51. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statement. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply it before that date. We do not believe that the adoption of SFAS No. 160 will have a material impact on our results of operations, financial position or cash flow.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We do not believe that the adoption of SFAS No. 161 will have a material impact on our results of operations, financial position or cash flow.

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending June 28, 2008 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II — Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.
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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating our business. Failure to adequately overcome or address any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. The following risk factors supersede the risk factors previously disclosed in Item 1A. of our 2007 Annual Report on Form 10-K.
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
     Moreover, additional clinical research we or third parties undertake may fail to support the benefit of our products, including failing to provide further support evidence of a link between the use of BIS monitoring and a reduction in the incidence of awareness. For example, a third-party study recently published in the New England Journal of Medicine compared BIS monitoring with a protocol based on targeted end-tidal gas anesthetic levels in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring versus this alternative approach was demonstrated. If the patient safety benefits of BIS monitoring are not persuasive enough to lead to a wider adoption of our BIS technology, our business, financial condition and results of operations could be adversely affected.
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
Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2008 and beyond.
     Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2008 and beyond. Among these factors are the following:
•	a third party study recently published in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. The publication of this study may have an adverse effect on the rate at which existing or potential new customers purchase and use our products, which could adversely affect our operating results;

•	we are currently finalizing plans to expand our sales force and expect that such expansion would increase our operating expenses in future periods and may adversely affect our operating results in such periods;

•	we continue to shift the focus of our sales and marketing efforts from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to decrease. As such, if we do not increase revenue from sales of our BIS Sensors as quickly as we plan, or at all, our operating results could be adversely affected;

•	we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists.; and

•	we face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies.
     If these or any other adverse factors cause a decline in our operating results, or if the market perceives that any such adverse factors could cause a decline in our operating results, in the second quarter of 2008 or beyond, then the trading price of our common stock may decline and your investment may loose value.
Fluctuations in our quarterly operating results could cause our stock price to decrease.
     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:
•	the timing and volume of customer orders for our BIS system;

•	market acceptance of our BIS VISTA monitor;

•	use of and demand for our BIS Sensors;

•	transition of sales focus from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration;

•	customer cancellations;

•	introduction of competitive products;

•	regulatory approvals;

•	changes in management;

•	turnover in our direct sales force;

•	we are currently finalizing plans to expand our sales force and expect that such expansion would increase our operating expenses in future periods and may adversely affect our operating results in such periods;

•	effectiveness of new marketing and sales programs;

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business, including publications of the results of clinical studies;

•	trading in our convertible debt instruments;

•	repurchases of shares of our common stock;

•	the amount of our outstanding indebtedness and interest payments under debt obligations;

•	reductions in orders by our distributors and original equipment manufacturers; and

•	the timing and amount of our expenses.
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
          In order for us to sell our products, anesthesia professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of consciousness monitoring and the products of our competitors, and on training healthcare professionals in the proper application of our products. For example, the recent publication of a study in the New England Journal of Medicine that concluded that no benefit of BIS monitoring was demonstrated when compared to an alternative protocol for consciousness monitoring could adversely affect market perceptions of the benefits of our BIS monitoring products and, accordingly, the degree to which anesthesia professionals and other healthcare providers endorse those products. If we are not successful in obtaining and maintaining the recommendations or endorsements of anesthesiologists and other healthcare professionals for our products, our sales may decline or we may be unable to increase our sales and profits.
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
     We cannot predict whether we will encounter problems with respect to any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. Moreover, the final results of our clinical trials may not support or confirm any preliminary or interim results and we may not successfully reach the endpoints in these trials. Even if we successfully complete our clinical trials the FDA or other regulatory agencies may not accept the results.

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
     In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. Also, we need to continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. We are currently shifting the focus of our sales and marketing emphasis from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:
•	provide or assure that distributors and original equipment manufacturers provide the technical and educational support customers need to use the BIS system successfully;

•	promote frequent use of the BIS system so that sales of our disposable BIS Sensors increase;

•	establish and implement successful sales and marketing and education programs that encourage our customers to purchase our products or the products that are made by original equipment manufacturers incorporating our technology;

•	manage geographically dispersed operations; and

•	modify our products and marketing and sales programs for foreign markets.
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
     We are increasingly subject to a number of challenges which specifically relate to our international business activities. These challenges include:
•	failure of local laws to provide adequate protection against infringement of our intellectual property;

•	protectionist laws and business practices that favor local competitors, which could slow or prohibit our growth in international markets;

•	difficulties in terminating or modifying distributor arrangements because of restrictions in markets outside the United States;

•	less acceptance by foreign anesthesia providers of the use of disposable products, such as BIS Sensors;

•	delays in regulatory approval of our products;

•	currency conversion issues arising from sales denominated in currencies other than the United States dollar;

•	foreign currency exchange rate fluctuations;

•	longer sales cycles to sell products like the BIS system to hospitals and outpatient surgical centers, which could slow our revenue growth from international sales; and

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable.
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
     We may be subject to litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

•	redesign our products, which may be costly, time-consuming and may not be successful.
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
     On June 11, 2007, we and Boston Scientific Corporation entered into a termination and repurchase agreement under which we jointly agreed to terminate the following agreements between the parties:
•	the original equipment manufacturer product development agreement dated as of August 7, 2002, pursuant to which we were seeking to develop certain products that Boston Scientific Corporation would then commercialize in the area of monitoring patients under sedation in a range of less invasive medical specialties, and pursuant to which we granted Boston Scientific Corporation an exclusive option to become the distributor for a period of time of certain of our products.

•	the product development and distribution agreement dated as of May 23, 2005, pursuant to which we were seeking to develop new applications of its brain-monitoring technology in the area of the diagnosis and treatment of neurological, psychiatric and pain disorders and Boston Scientific Corporation was appointed the exclusive distributor of such products. Under this agreement, which we refer to as the neuroscience alliance, Boston Scientific Corporation had agreed to provide $25.0 million of funding over a five year period. We received $10.0 million under this agreement.

•	the letter agreement dated August 7, 2002, and the security agreement dated August 7, 2002, pursuant to which Boston Scientific Corporation agreed to make revolving interest-bearing loans to us from time to time at our request, such revolving loans being evidenced by a promissory note in the original principal amount of $5,000,000 dated August 7, 2002 made by us in favor of Boston Scientific Corporation.
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
     We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:
•	untitled letters, warning letters, fines, injunctions and civil penalties;

•	administrative detention, which is the detention by the FDA of medical devices believed to be adulterated or misbranded;

•	customer notification, or orders for repair, replacement or refund;

•	voluntary or mandatory recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to review pre-market notification or pre-market approval submissions;

•	rescission of a substantial equivalence order or suspension or withdrawal of a pre-market approval; and

•	criminal prosecution.
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
The market price of our stock is highly volatile, and this volatility could cause your investment in our stock to suffer a decline in value and cause us to incur significant costs from class action litigation.
     The market price of our stock is highly volatile. For example, from January 1, 2008 through May 1, 2008, the price of our common stock has ranged from a high of $14.25 to a low of $4.87. As a result of this volatility, your investment in our stock could rapidly lose its value. Our stock price could fluctuate for many reasons, including without limitation:
•	variations in our quarterly operating results or those of companies that are perceived to be similar to us;

•	third-party sales of large blocks of our common stock;

•	rumors relating to us or our competitors;

•	changes to our research and development plans and/or announcements regarding new technologies by us or our competitors;

•	adverse results in clinical trials of our BIS monitoring system products and products under development;

•	lawsuits involving us;

•	sales by us of equity or debt to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions or lawsuits concerning the safety of our products; and

•	market conditions, both in the medical device sector and generally.
     In addition, the stock markets in general have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of the companies whose stock is trading. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our shares.
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
     Various provisions of our certificate of incorporation and by-laws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:
•	preferred stock that could be issued by our board of directors to make it more difficult for a third party to acquire, or to discourage a third party from acquiring, a majority of our outstanding voting stock;

•	classification of our directors into three classes with respect to the time for which they hold office;

•	non-cumulative voting for directors;

•	control by our board of directors of the size of our board of directors;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	inability of our stockholders to take any action by written consent; and

•	advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

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
     The notes bear interest semi-annually at a rate of 2.5% per annum. In addition, we may in certain circumstances be obligated to pay additional interest. If at any time on or prior to the 45th scheduled trading day preceding the maturity date of the notes we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of the notes, and if we irrevocably elect to use such feature, then upon conversion of the notes we would:
•	pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted and,;

•	issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period.
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
     As of March 29, 2008, we had outstanding options to purchase 4,453,259 shares of our common stock at a weighted average exercise price of $17.16 per share (1,113,118 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.
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
     The notes will be our senior unsecured obligations and rank equally with any senior debt and senior to any subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of March 29, 2008, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.
The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.
     The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of March 29, 2008, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $1,280,000. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.
Item 6. Exhibits.
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: May 8, 2008	By:	/s/ Michael Falvey
Michael Falvey
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1†	BISx International License Agreement by and between Aspect Medical Systems, Inc. and Nihon Kohden Corporation dated as of March 21, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.