Form 10-Q
period 2008-06-28
ASPECT MEDICAL SYSTEMS INC
filed 2008-08-07
CIK 886235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 17,315,461 shares of Common Stock, $0.01 par value per share, outstanding as of August 1, 2008.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)
(unaudited)

	June 28,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,137	$19,828
Short-term investments	81,270	82,134
Accounts receivable, net of allowance of $325 at June 28, 2008 and $322 at December 31, 2007	13,027	12,544
Current portion of investment in sales-type leases	1,257	1,473
Inventory	6,687	7,113
Deferred tax assets	4,729	4,729
Other current assets	3,258	2,677

Total current assets	119,365	130,498
Property and equipment, net	8,226	8,455
Long-term restricted cash	1,009	1,004
Long-term investments	15,654	6,518
Long-term investment in sales-type leases	1,983	2,618
Deferred financing fees	3,576	4,213
Long-term deferred tax assets	18,683	20,171

Total assets	$168,496	$173,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,670	$1,836
Accrued liabilities	8,941	9,723
Current portion of obligation under capital lease	67	28
Deferred revenue	46	87

Total current liabilities	10,724	11,674
Long-term portion of obligation under capital lease	111	89
Long-term portion of deferred revenue	98	39
Long-term debt	115,000	125,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 17,266,771 and 17,118,037 shares issued and outstanding at June 28, 2008 and December 31, 2007, respectively	175	174
Treasury stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	183,284	178,837
Accumulated other comprehensive (loss) income	(44)	180
Accumulated deficit	(135,844)	(137,508)

Total stockholders’ equity	42,563	36,675

Total liabilities and stockholders’ equity	$168,496	$173,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Product revenue	$25,185	$23,079	$49,613	$45,514
Strategic alliance revenue	—	3,562	—	5,246

Total revenue	25,185	26,641	49,613	50,760

Costs of revenue (1)	6,353	5,767	12,839	11,846

Gross profit	18,832	20,874	36,774	38,914

Operating expenses: (1)
Research and development	3,934	4,194	7,873	8,414
Sales and marketing	11,672	10,199	21,874	20,244
General and administrative	4,172	4,016	8,114	7,680

Total operating expenses	19,778	18,409	37,861	36,338

(Loss) income from operations	(946)	2,465	(1,087)	2,576

Other income (expense):
Interest income	1,103	1,020	2,381	2,001
Interest expense	(928)	(115)	(1,876)	(115)
Gain on repurchase of debt	3,940	—	3,940	—

Income before income taxes	3,169	3,370	3,358	4,462

Provision for income taxes	1,270	1,882	1,694	2,458

Net income	$1,899	$1,488	$1,664	$2,004

Net income per share:
Basic	$0.11	$0.07	$0.10	$0.09
Diluted	$0.10	$0.07	$0.10	$0.09

Weighted average shares used in computing net income per share:
Basic	17,217	21,836	17,183	22,122
Diluted	23,754	23,275	17,409	23,076

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$124	$141	$243	$286
Research and development	487	490	956	1,014
Sales and marketing	669	789	1,345	1,597
General and administrative	650	717	1,328	1,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,664	$2,004
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	1,500	1,080
Gain on repurchase of debt	(3,940)	—
Provision for doubtful accounts	13	56
Stock-based compensation expense	3,821	4,306
Tax benefit for stock option exercises	17	—
Deferred taxes	1,489	2,371
Changes in assets and liabilities —
(Increase) decrease in accounts receivable	(497)	602
Decrease (increase) in inventory	426	(375)
Increase in other current assets	(581)	(321)
Decrease (increase) in investment in sales-type leases	851	(282)
Increase in other long-term assets	—	(371)
Decrease in accounts payable	(166)	(409)
(Decrease) increase in accrued liabilities	(782)	1,156
Increase (decrease) in deferred revenue	18	(5,242)

Net cash provided by operating activities	3,833	4,575

Cash flows from investing activities:
(Increase) decrease in restricted cash	(5)	40
Acquisitions of property and equipment	(836)	(1,894)
Purchases of marketable securities	(65,121)	(76,154)
Proceeds from sales and maturities of marketable securities	56,625	69,947

Net cash used for investing activities	(9,337)	(8,061)

Cash flows from financing activities:
Repurchases of common stock	—	(47,386)
Payment on deferred financing fees	—	(4,471)
Proceeds from issuance of common stock	611	906
Proceeds from long-term debt	—	125,000
Repayment of long-term debt	(5,746)	—
Repayment of capital lease	(52)	—

Net cash (used for) provided by financing activities	(5,187)	74,049

Net (decrease) increase in cash and cash equivalents	(10,691)	70,563
Cash and cash equivalents, beginning of period	19,828	9,724

Cash and cash equivalents, end of period	$9,137	$80,287

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
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at June 28, 2008 and December 31, 2007. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Investments that have contractual maturity dates of more than twelve months from the balance sheet date are included in long-term investments in the accompanying condensed consolidated balance sheets.

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
     As of June 28, 2008, the Company has determined that no sales-type lease agreement, against which an allowance for lease payments has been established, constitutes an impaired asset.
     Under the Company’s EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that may include a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any binding minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to the Company. Under the EP program, no equipment revenue is recognized as the equipment remains the Company’s property and title does not pass to the customer, and the criteria for sales-type leases under SFAS No. 13 are not met. The BIS monitors under the EP program are depreciated over two years and the depreciation is charged to costs of revenue. BIS Sensor revenue is recognized either at shipment or delivery of the BIS Sensors in accordance with the agreed upon contract terms.
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the condensed consolidated statements of income, for the three and six months ended June 28, 2008 and June 30, 2007, and accrued warranty cost, included in accrued liabilities in the condensed consolidated balance sheet at June 28, 2008, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Beginning balance	$226	$215	$250	$220
Warranty expense	41	15	30	19
Deductions and other	(13)	(7)	(26)	(16)

Ending balance	$254	$223	$254	$223

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
     During the first quarter of 2008, the Company changed its depreciation period for its furniture and fixtures and business systems from 3 years to 5 years in order to better reflect the useful lives of these assets. This change in accounting estimate was applied prospectively from January 1, 2008 in accordance with SFAS No. 154, Accounting For Changes and Error Corrections. As a result of the change in estimated life of these assets, income from operations for the six months ended June 28, 2008 was $84,000 higher and net income after tax for six months ended June 28, 2008 was $34,000 higher. No material effect on net income per share, basic and diluted, resulted from this change.
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
Net Income Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net income per share amounts for the three and six months ended June 28, 2008 and June 30, 2007, were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and unvested restricted stock, and convertible debt during those periods.
     For the three and six months ended June 28, 2008 and June 30, 2007, approximately 932,000 and 2,522,000, respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     Basic and diluted net income per share amounts for the three and six months ended June 28, 2008 and June 30, 2007 were determined as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Basic:
Net income	$1,899	$1,488	$1,664	$2,004

Weighted average shares outstanding	17,217	21,836	17,183	22,122

Basic net income per share	$0.11	$0.07	$0.10	$0.09

Diluted:
Net income	$1,899	$1,488	$1,664	$2,004
Interest expense on convertible debt, net	558	115	—	115

Net income as adjusted	$2,457	$1,603	$1,664	$2,119

Weighted average shares outstanding	17,217	21,836	17,183	22,122
Effect of dilutive stock options and restricted stock	111	638	226	553
Conversion of convertible notes	6,426	801	—	401

Weighted average shares assuming dilution	23,754	23,275	17,409	23,076

Diluted net income per share	$0.10	$0.07	$0.10	$0.09

Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income, the only other element of comprehensive income impacting the Company is the unrealized gains (losses) on its marketable securities for all periods presented.
Stock-Based Compensation
     The Company has three stock-based employee compensation plans, one stock-based non-employee director compensation plan and an employee stock purchase plan. Stock options and restricted common stock generally vest over three to four years and provide, in certain instances, for the acceleration of vesting upon a change of control of the Company. Options under these plans terminate ten years from the date of grant. The Company’s stock option plans provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 12,110,000 shares of common stock to employees, directors, consultants and advisors.
     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment, using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended June 28, 2008 and June 30, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Stock Option Activity:
     A summary of stock option activity for the six months ended June 28, 2008 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2007	4,266	$17.31
Granted	298	11.28
Exercised	(120)	4.36
Canceled	(63)	20.35

Outstanding at June 28, 2008	4,381	$17.21	5.68	$818

Vested or expected to vest at June 28, 2008	4,329	$17.20	5.65	$816

Exercisable at June 28, 2008	3,399	$16.93	4.94	$793

     Cash received from stock option exercises under all stock-based compensation plans for the three and six months ended June 28, 2008 was approximately $323,000 and $611,000, respectively, and was approximately $434,000 and $906,000 for the three and six months ended June 30, 2007, respectively. The intrinsic value of options exercised during the three and six months ended June 28, 2008 was approximately $105,000 and $494,000, respectively, and was approximately $300,000 and $981,000 for the three and six months ended June 30, 2007, respectively. The estimated fair value of options that vested during the three and six months ended June 28, 2008 was approximately $1,303,000 and $2,728,000, respectively, and was approximately $1,687,000 and $3,470,000 for the three and six months ended June 30, 2007, respectively.
     A summary of unvested restricted stock activity for the six months ended June 28, 2008 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Unvested at December 31, 2007	275	$16.90
Granted	297	11.47
Vested and cancelled	(106)	15.46

Unvested at June 28, 2008	466	$13.78

     As of June 28, 2008, total compensation cost related to unvested restricted stock not yet recognized was $6,418,000, which is expected to be recognized in the statement of operations over a weighted-average period of 35 months. The fair value of shares that vested for the three and six months ended June 28, 2008 was approximately $626,000 and $1,137,000, respectively, and was approximately $439,000 and $871,000, respectively, for the three and six months ended June 30, 2007.
     Grant-date fair value:
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the three and six months ended June 28, 2008 and June 30, 2007, the Company calculated the grant-date fair value using the following assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Options granted	26	33	298	426
Weighted average exercise price	$5.60	$16.03	$11.28	$16.14
Weighted average grant date fair value	$3.06	$7.50	$5.32	$7.61

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Assumptions:
Risk-free interest rate	3.37%	4.72%	3.00%	4.54%
Expected term	5.76 years	5 years	5.76 years	5 years
Expected volatility	56%	45%	47%	46%
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
     Expected volatility: in estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the three and six months ended June 28, 2008. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Expected dividend yield: this assumption is not applicable in the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.
     Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three and six months ended June 28, 2008, the Company applied a forfeiture rate of approximately 5.3%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. The Company’s results for the three and six months ended June 28, 2008 include stock-based compensation expense of approximately $1,930,000 and $3,872,000, respectively, and approximately $2,137,000 and $4,354,000 in the three and six months ended June 30, 2007, respectively. For the three and six months ended June 28, 2008, approximately $25,000 and $51,000, respectively, of the stock-based compensation expense relates to tax on deferred compensation which is included in the condensed consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ and restricted stock holders’ compensation cost. For the three and six months ended June 30, 2007, approximately $24,000 and $48,000, respectively, of the stock-based compensation expense relates to tax on deferred compensation.
     As of June 28, 2008, total compensation cost related to unvested stock options not yet recognized was $7,726,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 25 months.
     For the three and six months ended June 28, 2008, the Company recorded stock-based compensation expense for non-employees of approximately $6,000 resulting from the grant of 500 shares of restricted common stock to a consultant.
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
Reclassifications
     Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year presentation.
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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The current hierarchy under Generally Accepted Accounting Principles in the United States (“GAAP”), as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS No. 162 will have a material impact on its results of operations, financial position or cash flow.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(3) Comprehensive Income
     The Company’s total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income	$1,899	$1,488	$1,664	$2,004
Other comprehensive income:
Unrealized (loss) gain on marketable securities	(447)	42	(224)	37

Comprehensive income	$1,452	$1,530	$1,440	$2,041

(4) Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	June 28,	December 31,
	2008	2007

Total minimum lease payments receivable	$4,741	$5,655
Less:
Unearned interest income	672	849
Allowance for lease payments	829	715

Net investment in sales-type leases	3,240	4,091
Less — current portion	1,257	1,473

	$1,983	$2,618

(5) Inventory
     Inventory consists of the following:

	June 28,	December 31,
	2008	2007
Raw materials	$3,992	$4,027
Work-in-progress	71	52
Finished goods	2,624	3,034

	$6,687	$7,113

(6) Income Taxes
     The Company is subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and six months ended June 28, 2008, the Company recorded a tax provision of $1,270,000 and $1,694,000, respectively. Income before income taxes for the three and six months ended June 28, 2008 was $3,169,000 and $3,358,000, respectively. The provision for income taxes was the result of applying an effective income tax rate of 40% and 50% to income before tax for the three and six months ended June 28, 2008, respectively. For the three and six months ended June 28, 2008, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R, and a taxable gain on the repurchase of the Company’s convertible debt. In addition, there was an increase in the valuation

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
allowance on a portion of the Company’s federal research and development, (“R&D”) credits. For the three and six months ended June 30, 2007, the Company recorded a tax provision of $1,882,000 and $2,458,000, respectively.
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2008, the Company had gross unrecognized tax benefits of $661,500 (net of the federal benefit on state issues) which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, the Company had not accrued interest expense related to these unrecognized tax benefits. When appropriate, the Company will recognize interest accrued and penalties incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the second quarter of 2008. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1992.
(7) Fair Value Measurements
     The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In accordance with SFAS No. 157, the Company has classified its financial assets and liabilities that are required to be measured at fair value as of June 28, 2008 as follows:

	Balance at	Fair Value Measurements at June 28, 2008
	June 28, 2008	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	$10,146	$10,146	$—	$—
Available for sale securities	$96,924	$—	$96,924	$—

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
     Revenue by geographic region and as a percentage of total revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Geographic Area by Region
Domestic	$17,347	$20,708	$34,410	$39,082
International	7,838	5,933	15,203	11,678

Total	$25,185	$26,641	$49,613	$50,760

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Geographic Area by Region
Domestic	69%	78%	69%	77%
International	31	22	31	23

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, or to any individual customer, that accounted for more than 10% of the Company’s total revenue or accounts receivable for the three and six months ended June 28, 2008 and June 30, 2007.
(9) Commitments and Contingencies
     Leases
     In February 2006, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 137,000 square feet of research and development, sales and marketing, production and general and administrative space in Norwood, Massachusetts. The lease expires in December 2016, and the Company has been granted the option to extend the term for three additional five-year periods. In connection with this lease, the Company provided a security deposit in the amount of $911,000 to the lessor in accordance with the terms of the lease agreement. This lease is classified as an operating lease. The lease contains a rent escalation clause that requires additional rental amounts in the later years of the term. Rent expense is being recognized on a straight-line basis over the minimum lease term.
     Effective January 1, 2007, the Company entered into an operating lease for the Company’s international organization for approximately 9,000 square feet of office space in De Meern, The Netherlands. This lease expires in December 2011.
     In July 2007, the Company entered into an equipment lease with a term of 48 months. The lease contains a bargain purchase option and is classified as a capital lease. In April 2008, the Company entered into a software lease agreement with a term of 36 months. The lease results in ownership at the end of the lease term and is classified as a capital lease. As of June 28, 2008, gross assets under capital lease totaled approximately $240,000 and related accumulated depreciation was approximately $33,000.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     Legal Proceedings
     On October 10, 2007, a purported holder of the Company’s common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of the Company’s 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain of the Company’s unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of its initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. None of its directors or officers serving in such capacities at the time of its initial public offering (many of whom still serve as officers or directors of the Company) are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended, or a new complaint or suit filed, naming such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Exchange Act. On February 27, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, we joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.
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
(10) Loan Agreements
     In May 2008, the Company renewed its revolving line of credit agreement with a commercial bank. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2009. The line of credit may be extended on an annual basis at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At June 28, 2008, the Company had outstanding standby letters of credit with the commercial bank of approximately $989,000. At June 28, 2008, there was no outstanding balance under this revolving line of credit.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying condensed consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At June 28, 2008, the Company had $1,009,000 classified as restricted cash on the condensed consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Norwood, Massachusetts and an international service provider. At June 28, 2008, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
During the three and six months ended June 28, 2008, approximately $160,000 and $323,000, respectively, of the offering costs have been amortized to interest expense.
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
     In June 2008, the Company repurchased $10,000,000 of its 2.5% convertible notes for a total consideration of $5,700,000, plus accrued interest of $120,000 to the date of repurchase. As a result of this transaction, the Company recorded a gain on debt repurchase of $3,940,000 in the second quarter of 2008, which is net of the write-off of the ratable portion of unamortized deferred financing fees.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(13) Stock Repurchase Program
     On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases under this plan in 2007 or during the six months ended June 28, 2008. As of June 28, 2008, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of June 28, 2008, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
     We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to assess and manage a patient’s level of consciousness in the operating room and intensive care and procedural sedation settings and is intended to assist the clinician in better determining the amount of anesthesia or sedation needed by each patient. Our proprietary BIS system includes our BIS monitor, BIS Module Kit or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our group of sensor products, which we collectively refer to as BIS Sensors.
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
     We derive our revenue primarily from sales of BIS Sensors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS monitors. We have also historically derived a portion of our revenue from our strategic alliances, primarily our alliance with Boston Scientific Corporation, which we terminated in June 2007. To assist management in assessing and managing our business, we segregate our revenue by sales by region, sales by products and revenue derived from our strategic alliance, as shown in the following table:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
		(dollars in thousands)
Domestic revenue	$17,347	$20,708	$34,410	$39,082
Percent of total revenue	69%	78%	69%	77%

International revenue	$7,838	$5,933	$15,203	$11,678
Percent of total revenue	31%	22%	31%	23%

Total revenue	$25,185	$26,641	$49,613	$50,760

BIS Sensor revenue	$21,395	$18,563	$42,031	$36,117
Percent of total revenue	85%	70%	85%	71%

Equipment revenue	$3,790	$4,516	$7,582	$9,397
Percent of total revenue	15%	17%	15%	19%

Strategic alliance revenue	$—	$3,562	$—	$5,246
Percent of total revenue	—	13%	—	10%

Total revenue	$25,185	$26,641	$49,613	$50,760
     At June 28, 2008, we had cash, cash equivalents, restricted cash and investments of approximately $107.1 million and working capital of approximately $108.6 million.
     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.
     We believe our ability to grow our revenue is directly related to our customers continuing to purchase and use our BIS Sensors after they purchase our Equipment. We believe the primary reason for the growth in product revenue is a direct result of continuing to shift our sales and marketing emphasis from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As we seek to continue to achieve this growth, we are expanding our sales forces and implementing new sales and marketing programs, particularly in the area of clinical education programs. We expect that as we grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.
     In order to sustain profitability, we believe that we need to continue to maintain our gross margin and control the growth of our operating expenses. To maintain our gross profit margin, we believe we must continue to focus on maintaining our average unit sales prices of our BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross margin than Equipment, and continuing to reduce the costs of manufacturing our products.
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
     Under certain limited circumstances, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that may include a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any binding minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us.
     We have subsidiaries in The Netherlands, United Kingdom, Germany and France to facilitate the sale of our products into the international market. We are continuing to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships.
     We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers), our BIS XP system and, most recently in December 2007, our BISx and the BIS VISTA monitor. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 15% of international revenue in both the three and six months ended June 28, 2008 and approximately 13% of international revenue in both the three and six months ended June 30, 2007.
     During the first quarter of 2006, we adopted the Financial Accounting Standards Board’s, or FASB’s, Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the three and six months ended June 28, 2008, we recognized approximately $1.9 million and $3.9 million, respectively, of stock-based compensation expense in our condensed consolidated statements of operations and in the three and six months ended June 30, 2007, we recognized approximately $2.1 million and $4.4 million, respectively, of stock-based compensation expense. See Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results through the third quarter of 2008 and beyond. For example, a third party study recently published in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. While the study results were consistent with earlier studies that showed a low incidence of awareness using BIS, we believe the conclusions drawn by the authors are not supported by their data and that there were several flaws in the design and execution of the trial. It is possible that the publication of this study may have an adverse effect on the rate at which existing or potential new customers purchase and use our products.

We are also currently expanding our sales force and expect that such expansion would increase our operating expenses in future periods and that the resulting increase in operating expenses would not be offset at least initially by an increase in revenue. We also are continuing to shift the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to decrease. Additionally, we have recently repurchased a portion of our 2.5% notes, and may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the notes, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made. Finally, we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists. We also face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies.
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
Expected volatility: in estimating expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility for the three and six months ended June 28, 2008. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 5.3% in our calculation at June 28, 2008. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
     As of June 28, 2008, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $7.7 million and $6.4 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 25 months and 35 months, respectively.
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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Revenue	100%	100%	100%	100%
Costs of revenue	25	22	26	23

Gross margin	75	78	74	77

Operating expenses:
Research and development	16	16	16	17
Sales and marketing	46	38	44	40
General and administrative	17	15	16	15

Total operating expenses	79	69	76	72

(Loss) income from operations	(4)	9	(2)	5
Interest income, net	1	4	1	4
Gain on repurchase of debt	16	—	8	—

Income before income taxes	13	13	7	9
Provision for incomes taxes	5	7	4	5

Net income	8%	6%	3%	4%

Three and Six Months Ended June 28, 2008 Compared with the Three and Six Months Ended June 30, 2007

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	June 28,	June 30,	Increase	June 28,	June 30,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in thousands, except			(in thousands, except unit
	unit amounts)			amounts)
Revenue — Worldwide
BIS Sensor	$21,395	$18,563	15%	$42,031	$36,117	16%

BIS monitor	1,944	2,984	(35)%	4,041	5,879	(31)%
Original equipment manufacturer products	986	856	15%	1,967	1,973	—
Other equipment and accessories	860	676	27%	1,574	1,545	2%

Total Equipment	3,790	4,516	(16)%	7,582	9,397	(19)%

Total product revenue	25,185	23,079	9%	49,613	45,514	9%
Strategic alliance	—	3,562	(100)%	—	5,246	(100)%

Total revenue	$25,185	$26,641	(5)%	$49,613	$50,760	(2)%

Unit Analysis — Worldwide
BIS Sensors	1,575,000	1,331,000	18%	3,061,000	2,568,000	19%
BIS monitors	669	849	(21)%	1,387	1,807	(23)%
Original equipment manufacturer BIS products	1,224	1,056	16%	2,784	2,530	10%
Installed base	51,273	43,366	18%	51,273	43,366	18%
     Revenue. Revenue from the sale of BIS Sensors increased approximately 15% in the three months ended June 28, 2008 compared with the three months ended June 30, 2007. We believe the increase in revenue from the sale of BIS Sensors during this period was primarily attributable to the continued shift of the focus of our sales and marketing efforts from expanding our customer base to seeking to deepen our relationships with our existing customers and increasing their sensor utilization and procedure penetration. During this period, we experienced an increase of approximately 18% in the number of BIS Sensors sold which we believe was a result of the change in the focus of our sales and marketing strategy and growth in the installed base of BIS monitors. The number of domestic sensors sold was approximately 890,000 during the second quarter of 2007 and increased to approximately 979,000 during the second quarter of 2008, an increase of approximately 10%, while the number of international sensors sold increased approximately 35% from approximately 441,000 during the second quarter of 2007 to approximately 596,000 during the second quarter of 2008. Additionally, the average domestic selling price of our BIS Sensors remained relatively stable with only a slight decrease of approximately $.05. The average selling price internationally was slightly higher than the same period in the prior year. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 18% to 51,000 units at June 28, 2008 compared with 43,000 units at June 30, 2007.
     In the six months ended June 28, 2008, revenue from the sale of BIS Sensors increased approximately 16% compared with the six months ended June 30, 2007. The increase in revenue from the sale of BIS Sensors was primarily attributable to an increase in the number of BIS Sensors sold, from approximately 2.6 million BIS Sensors sold during the six months ended June 30, 2007 to approximately 3.1 million sold during the six months ended June 28, 2008. BIS Sensor sales domestically increased 11%, from approximately 1.7 million BIS Sensors sold in the six months ended June 30, 2007 to approximately 1.9 million sold in the six months ended June 28, 2008. The number of BIS Sensors sold internationally increased approximately 36%, from approximately 827,000 BIS Sensors sold during the six months ended June 30, 2007 to approximately 1,121,000 sold during the six months ended June 28, 2008. Average selling prices did not fluctuate significantly either domestically or internationally during this period.
     During the three months ended June 28, 2008 compared with the three months ended June 30, 2007, total Equipment revenue decreased by approximately 16%. The decrease in Equipment revenue during this period was a result of a decrease of approximately 35% in BIS monitor revenue offset by an increase of approximately 15% in original equipment manufacturer product revenue and an increase of approximately 27% in other equipment revenue. We believe the decrease in total Equipment revenue reflects the shift in our sales and marketing emphasis from expanding our customer base to seeking to deepen our relationships with our existing customers and increasing their sensor utilization and procedure penetration. The decrease in monitor revenue was a result of a decrease of approximately 21% in the number of monitors sold combined with a decrease in the average selling price of approximately 17%. In the second quarter of 2008, we sold 669 monitors compared with 849 sold in the second quarter of 2007. Domestically, we sold 155 monitors in the second quarter of 2008 compared with 498 monitors sold in the second quarter of 2007. The increase in original equipment manufacturer product revenue was a result of an increase of approximately 16% in the number of products sold to our original equipment manufacturers.
     In the six months ended June 28, 2008, total Equipment revenue decreased approximately 19% compared with the six months ended June 30, 2007. The decrease in Equipment revenue during the 2008 period was primarily driven by a decrease in BIS monitor revenue of approximately 31%. The decrease in BIS monitor revenue was the result of a decrease of approximately 23% in the number of monitors sold combined with a decrease in the average selling price of approximately 10%. In the first six months of 2008, we sold 1,387 monitors compared with 1,807 monitors sold in the first six months of 2007.
     In the three and six months ended June 28, 2008, we recorded no strategic alliance revenue compared with strategic alliance revenue of approximately $3.6 million and $5.2 million in the three and six months ended June 30, 2007, respectively. The strategic alliance revenue in the prior year is primarily attributable to the revenue we recognized from our agreements with Boston Scientific Corporation. In June 2007, we entered into a termination and repurchase agreement with Boston Scientific Corporation pursuant to which all agreements with Boston Scientific Corporation, including the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement were terminated.
     Our gross margin was approximately 74.8% and 74.1% of revenue in the three and six months ended June 28, 2008, respectively, compared with a gross margin of approximately 78.4% and 76.7% of revenue in the three and six months ended June 30, 2007, respectively. The decrease in the gross margin in the three and six months ended June 28, 2008 compared with the same periods in the prior year is primarily the result of two factors. First, we recognized $3.6 million and $5.2 million of strategic alliance revenue in the three and six months ended June 30, 2007, respectively, compared with no strategic alliance revenue recognized in 2008. Second, growth in sales of our high margin sensors was offset by growth in the sales of low margin OEM modules.

Expense Overview

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 28,	June 30,	Increase	June 28,	June 30,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in thousands)			(in thousands)
Expenses
Research and development	$3,934	$4,194	(6)%	$7,873	$8,414	(6)%
Sales and marketing	$11,672	$10,199	14%	$21,874	$20,244	8%
General and administrative	$4,172	$4,016	4%	$8,114	$7,680	6%
     Research and Development. The decrease in research and development expenses in the three months ended June 28, 2008 compared with the three months ended June 30, 2007 was primarily attributable to a decrease of approximately $117,000 in clinical trial expenses relating to our BRITE trial for which we completed enrollment in March 2007. Additionally, there was a decrease of approximately $103,000 in compensation and benefits to research and development personnel as a result of open positions not filled in the quarter.
     For the six months ended June 28, 2008 compared with the six months ended June 30, 2007, the decrease in research and development expenses was due primarily to a decrease of approximately $473,000 in clinical study expenses relating to our BRITE trial for which we completed enrollment in March 2007. Additionally, there was a decrease of approximately $93,000 in compensation and benefits to research and development personnel as a result of open positions that were not filled. We expect research and development expenses in the third quarter of 2008 to increase compared to the level of research and development expenses in the second quarter of 2008 as we continue to invest in spending for our ongoing clinical trials and initiate new trials.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended June 28, 2008 compared with the three months ended June 30, 2007 was primarily attributable to an increase of approximately $912,000 in compensation and benefits to domestic sales and marketing personnel and an increase of approximately $669,000 in the operating expenses associated with our international subsidiaries. The increase in compensation and benefits is principally a result of a sales retention program implemented in April 2008 and the sales force expansion program which we initiated during the quarter. The increase in operating expenses of our international subsidiaries relates primarily to an increase in travel and entertainment expenses, meeting and trade show expenses and temporary help.
     For the six months ended June 28, 2008 compared with the six months ended June 30, 2007, the increase in sales and marketing expenses was driven by an increase of approximately $1.0 million in operating expenses associated with our international subsidiaries and an increase of approximately $904,000 in compensation and benefits to domestic sales and marketing personnel. The increase in compensation and benefits is principally the result of a sales retention program implemented in April 2008 and the sales force expansion which we initiated during the second quarter. The increase in operating expenses of our international subsidiaries was driven by an increase of approximately $220,000 in travel and entertainment expenses, an increase of approximately $128,000 in meeting expenses, an increase of approximately $120,000 in temporary help and an increase of approximately $112,000 in consulting expenses. We expect the level of sales and marketing expenses in the third quarter of 2008 to increase compared to the level of sales and marketing expenses in the second quarter of 2008 primarily as a result of the sales force expansion program.
     General and Administrative. The increase in general and administrative expenses in the three months ended June 28, 2008 compared with the three months ended June 30, 2007 was primarily attributable to an increase of approximately $74,000 in compensation and benefits to general and administrative personnel and an increase of approximately $64,000 in maintenance contracts, primarily related to our information systems.
     For the six months ended June 28, 2008 compared with the six months ended June 30, 2007, the increase in general and administrative expenses was driven by an increase of approximately $202,000 in compensation and benefits to general and administrative personnel, an increase in consulting expenses of approximately $91,000, an increase in accounting and tax services of approximately $85,000 and an increase in maintenance contracts, primarily related to our information systems, of approximately $67,000. We expect the level of general and administrative expenses in the third quarter of 2008 will increase compared with the level of general and administrative expenses in the second quarter of 2008.

     Interest Income. Interest income increased to approximately $1.1 million in the three months ended June 28, 2008 from approximately $1.0 million in the three months ended June 30, 2007, an increase of approximately 8%. For the six months ended June 28, 2008 compared with the six months ended June 30, 2007, interest income increased approximately 19% from approximately $2.0 million to approximately $2.4 million. The increase in interest income in the three and six months ended June 28, 2008 compared with the three months ended June 30, 2007 was primarily attributable to a higher cash and investment balance resulting from the proceeds received in connection with the sale of $125.0 million aggregate principal amount of our 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest income in the third quarter of 2008 to decrease compared to interest income in the second quarter of 2008.
     Interest Expense. Interest expense increased to approximately $928,000 in the three months ended June 28, 2008 compared with $115,000 in the three months ended June 30, 2007. For the six months ended June 28, 2008 compared with the six months ended June 30, 2007, interest expense increased from approximately $115,000 to approximately $1.9 million. The increase in interest expense in the three and six months ended June 28, 2008 was the result of the 2.5% convertible senior notes due 2014 that we issued in June 2007. We expect interest expense in the third quarter of 2008 to be below the level of interest expense in the second quarter of 2008 because in June 2008 we repurchased $10.0 million of our 2.5% convertible senior notes due 2014.
     Income Taxes. We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and six months ended June 28, 2008, we recorded a tax provision of $1.3 million and $1.7 million, respectively. Income before income taxes for the three and six months ended June 28, 2008 was $3.2 million and $3.4 million, respectively. The provision for income taxes was the result of applying an effective income tax rate of 40% and 50% to income before tax for the three and six months ended June 28, 2008, respectively. For the three and six months ended June 28, 2008, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R, and a taxable gain on the repurchase of the Company’s convertible debt. In addition, there was an increase in the valuation allowance on a portion of the Company’s federal research and development, or R&D, credits. For the three and six months ended June 30, 2007, we recorded a tax provision of $1.9 million and $2.5 million, respectively.
     Our projections of future taxable income include significant judgment and estimation. If we are not able to achieve sufficient taxable income in future periods, we might need to record additional valuation allowances on our deferred tax assets in future periods that could be material to the consolidated financial statements. As stated above, in the first quarter of 2008 we re-established a valuation allowance for a portion of our Federal research and development credits since these credits are expected to expire unused based on current projections.
     We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2008, we had gross unrecognized tax benefits of $661,500 (net of the federal benefit on state issues) which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, we had not accrued interest expense related to these unrecognized tax benefits. When appropriate, we will recognize interest accrued and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the second quarter of 2008. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through June 28, 2008, we have raised approximately $212.2 million from equity and debt financings and strategic alliances, including the following:
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
     In May 2001, we entered into an agreement with Bank of America for a $5.0 million revolving line of credit which was renewed in May 2008 and as a result of such renewal it currently expires in May 2009. The line of credit may be extended on an annual basis at the discretion of the bank and contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At June 28, 2008, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At June 28, 2008, the interest rate on the line of credit was 5.0%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facility and an international service provider in the amount of approximately $1.0 million which is shown on our consolidated balance sheet as restricted cash.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of June 28, 2008, we had repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan.
     In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes were $121.0 million, which is net of the initial purchasers’ discount of $4.0 million. As of June 28, 2008, we have used approximately $85.0 million of these proceeds to repurchase 5.5 million shares of our common stock, of which 4.5 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.
     In June 2008, we repurchased $10.0 million of our 2.5% convertible notes for total consideration of $5.7 million, plus accrued interest of $120,000 to the date of repurchase. As a result of this transaction, we recorded a gain on debt repurchase of $3.9 million in the second quarter of 2008, which is net of the write-off of the ratable portion of unamortized deferred financing fees.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at June 28, 2008 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations and capital expenditures for at least the next 12 months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program, to meet market demand for our products and to repay our convertible notes.
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

We may, from time to time, depending on market conditions, including without limitation whether our 2.5% notes are then trading at discounts to their respective face amounts, repurchase additional outstanding convertible debt for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt, or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material.
     Working capital at June 28, 2008 was approximately $108.6 million compared with approximately $118.8 million at December 31, 2007.
     Cash provided by operations. We received approximately $3.8 million of cash from operations in the six months ended June 28, 2008 compared with cash received from operations of approximately $4.6 million in the six months ended June 30, 2007. The cash received in the six months ended June 28, 2008 was primarily attributable to our net income, approximately $3.8 million of non-cash stock-based compensation expense, approximately $1.5 million of depreciation and amortization expense and approximately $1.5 million of deferred taxes. These were offset by a non-cash gain of approximately $3.9 million resulting from the repurchase of $10.0 million of our 2.5% convertible notes. The cash received in the six months ended June 30, 2007 was primarily attributable to our net income of approximately $2.0 million, approximately $4.3 million of non-cash stock-based compensation expense, approximately $2.4 million of deferred taxes and an increase of approximately $1.2 million in accrued liabilities. These were offset by a decrease in deferred revenue of approximately $5.2 million primarily related to the termination of the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement with Boston Scientific Corporation
     Cash used for investing activities. We used approximately $9.3 million of cash in investing activities in the six months ended June 28, 2008 compared with the use of cash of approximately $8.1 million in the six months ended June 30, 2007. The cash used in the six months ended June 28, 2008 was primarily the result of net purchases of marketable securities of approximately $8.5 million and approximately $835,000 in capital expenditures. The cash used in the six months ended June 30, 2007 was primarily the result of net purchases of marketable securities of approximately $6.2 million and approximately $1.9 million in capital expenditures primarily due to spending related to our new facility and the purchase of components for our new automated sensor manufacturing lines. We anticipate the level of capital expenditures in the third quarter of 2008 will increase compared with the level of capital expenditures in the second quarter of 2008.
     Cash provided by financing activities. We used approximately $5.2 million of cash from financing activities in the six months ended June 28, 2008 compared with receiving approximately $74.0 million of cash in the six months ended June 30, 2007. The cash used in the six months ended June 28, 2008 was primarily the result of the repurchase of $10.0 million of our 2.5% convertible notes for approximately $5.7 million. The cash received in the six month ended June 30, 2007 was primarily the result of proceeds from the issuance of $125.0 million of 2.5% convertible senior notes due 2014 in June 2007 offset by the purchase of approximately $47.4 million of our common stock.
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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The current hierarchy under Generally Accepted Accounting Principles in the United States (“GAAP”), as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that the adoption of SFAS No. 162 will have a material impact on our results of operations, financial position or cash flow.

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending September 27, 2008 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II — Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.
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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 10, 2007, a purported holder of our common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of our 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain of our unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. We were named as a nominal defendant in the action, but have no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering (many of whom still serve as our officers or directors) are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended, or a new complaint or suit filed, naming such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Exchange Act. On February 27, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, we joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. We currently believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.
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
Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2008 and beyond.
     Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2008 and beyond. Among these factors are the following:
•	a third party study recently published in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. The publication of this study may have an adverse effect on the rate at which existing or potential new customers purchase and use our products, which could adversely affect our operating results;

•	we are expanding our sales force and expect that such expansion will increase our operating expenses in future periods and that such an increase would not be offset at least initially by an increase in revenue; as a result our operating results in such periods could be adversely affected;

•	we continue to shift the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to decrease. As such, if we do not increase revenue from sales of our BIS Sensors as quickly as we plan, or at all, our operating results could be adversely affected;

•	we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists.; and

•	we have recently repurchased a portion of our 2.5% convertible senior notes due 2014, referred to as our notes, and we may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the note, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made.

•	we face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies including without limitation the effects of domestic inflation and the global rise in energy costs.

     If these or any other adverse factors cause a decline in our operating results, or if the market perceives that any such adverse factors could cause a decline in our operating results, in the third quarter of 2008 or beyond, then the trading price of our common stock may decline and your investment may loose value.
Fluctuations in our quarterly operating results could cause our stock price to decrease.
     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:
•	the timing and volume of customer orders for our BIS system;

•	market acceptance of our BIS VISTA monitor;

•	use of and demand for our BIS Sensors;

•	transition of sales focus from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration;

•	customer cancellations;

•	introduction of competitive products;

•	regulatory approvals;

•	changes in management;

•	turnover in our direct sales force;

•	we are expanding our sales force and expect that such expansion will increase our operating expenses in future periods and that such an increase would not be offset at least initially by an increase in revenue;

•	effectiveness of new marketing and sales programs;

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business, including publications of the results of clinical studies;

•	trading in our convertible debt instruments;

•	repurchases of shares of our common stock or our 2.5% notes;

•	the amount of our outstanding indebtedness and interest payments under debt obligations;

•	reductions in orders by our distributors and original equipment manufacturers; and

•	the timing and amount of our expenses.
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
     We believe that the financial resources available to us, including our current working capital and available revolving line of credit, will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months. If we are unable to increase our revenue and continue to maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:
•	the research and development costs of our products or technology currently under development, including costs to fund our neuroscience program following termination in June 2007 of our alliance with Boston Scientific Corporation, increase beyond current estimates;

•	we decide to expand faster than currently planned;

•	we develop new or enhanced services or products ahead of schedule;

•	we decide to undertake new sales and/or marketing initiatives;

•	we are required to defend or enforce our intellectual property rights, or respond to other legal challenges with respect to our products, including product liability claims;

•	sales of our products do not meet our expectations domestically or internationally, including sales of our BIS Sensors;

•	we are required or elect to pay the principal under our 2.5% notes in cash at or prior to maturity or we determine to repurchase any portion of our 2.5% notes;

•	we experience unexpected losses in our cash investments or are otherwise unable to liquidate these investments due to unfavorable conditions in the capital markets;

•	we need to respond to competitive pressures; or

•	we decide to acquire complementary products, businesses or technologies.
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
     In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. Also, we need to continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. We are currently shifting the focus of our sales and marketing emphasis from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. We are also currently seeking to expand our sales force. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:
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
     Our products are based on complex signal-processing technology. Accordingly, we require skilled personnel to develop, manufacture, sell and support our products. Our future success will depend largely on our ability to continue to hire, train, retain and motivate additional skilled personnel, particularly sales representatives who are responsible for customer education and training and post-installation customer support. In order to hire and train skilled personnel, we believe that we will need to provide compensation arrangements including incentive-based programs, that are competitive with programs offered by comparable medical device companies. Factors may prevent us from implementing or maintaining such programs, including business and general market conditions and fluctuations in our stock price. If we are not able to attract and retain skilled personnel, we will not be able to manage and expand our business.
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
     The market price of our stock is highly volatile. For example, from January 1, 2008 through August 1, 2008, the price of our common stock has ranged from a high of $14.25 to a low of $4.87. As a result of this volatility, your investment in our stock could rapidly lose its value. Our stock price could fluctuate for many reasons, including without limitation:
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
If we repurchase any portion of the notes, such repurchases could adversely affect the holders of the notes and our common stock and could also adversely affect our financial condition and operating results.
     In June 2008, we repurchased $10,000,000 of the notes for a total consideration of $5,700,000, plus accrued interest of $120,000 to the date of repurchase. As a result of this transaction, we recorded a net gain on debt repurchase of $3,940,000 in the second quarter of 2008. We may, from time to time, depending on market conditions, including without limitation whether our notes are then trading at discounts to their respective face amounts, repurchase additional outstanding notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt, or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material. In addition, if we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, such exchanges could result in material dilution to holders of our common stock. Moreover, any such repurchase could result in a tax liability if made at a discount to the face amount of the notes, and/or could otherwise adversely affect our financial condition or results of operations. Repurchases of the notes could also adversely affect the trading market for such notes if, for example, the public float on such notes is materially reduced. There can be no assurance that we will repurchase or exchange any additional outstanding notes and even if, in the future, we elect to repurchase a portion of the outstanding notes, any such repurchase may not be successfully completed or, if completed, may not be on terms that are favorable to us or that result in expected benefits for us.
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
     As of June 28, 2008, we had outstanding options to purchase 4,381,001 shares of our common stock at a weighted average exercise price of $17.21 per share (981,411 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.
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
     The notes will be our senior unsecured obligations and rank equally with any senior debt and senior to any subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of June 28, 2008, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.
The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.
     The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of June 28, 2008, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $1,493,000. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.

Item 4.	Submission of Matters to a Vote of Security Holders.
     On May 21, 2008, we held our 2008 annual meeting of stockholders. At the meeting, Boudewijn L.P.M. Bollen, J. Breckenridge Eagle and Edwin M. Kania were elected as Class II Directors of Aspect, to serve until our 2011 annual meeting of stockholders or until their successors are duly elected and qualified. The results of the voting were as follows: a total of 15,049,810 shares of common stock were voted in favor of the election of Mr. Bollen and 80,884 shares of common stock were withheld; a total of 15,061,254 shares of common stock were voted in favor of the election of Mr. Eagle and 69,440 shares of common stock were withheld; a total of 14,749,847 shares of common stock were voted in favor of the election of Mr. Kania and 380,847 shares of common stock were withheld. There were no broker non-votes.
     The terms of office of the following directors, who were not up for re-election at our 2008 annual meeting of stockholders, continued after our 2008 annual meeting of stockholders: Nassib G. Chamoun, Michael A. Esposito, David W. Feigal, Jr., James J. Mahoney, Jr., John J. O’Connor and Donald R. Stanski.
     Stockholders approved an amendment to our 2001 Stock Incentive Plan to increase the number of shares of the Company’s stock authorized for issuance from 11,410,000 shares to 12,110,000 shares by a vote of 8,076,370 in favor, 4,890,457 against, 4,251 abstaining and 2,159,616 broker non-votes.

     Stockholders also ratified the selection of Ernst & Young LLP by the audit committee of our board of directors as our independent registered public accounting firm for the fiscal year ending December 31, 2008 by a vote of 15,059,586 in favor, 7,195 against and 63,913 abstaining.
Item 6. Exhibits.
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: August 7, 2008	By:	/s/ Michael Falvey
Michael Falvey
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1	2001 Stock Incentive Plan, as amended is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2008.

10.2	Amendment No. 3 to Rights Agreement by and between the Registrant and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.