Form 10-Q
period 2008-09-27
ASPECT MEDICAL SYSTEMS INC
filed 2008-11-06
CIK 886235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 17,328,884 shares of Common Stock, $0.01 par value per share, outstanding as of November 1, 2008.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)
(unaudited)

	September 27,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$36,065	$19,828
Short-term investments	49,220	82,134
Accounts receivable, net of allowance of $210 at September 27, 2008 and $322 at December 31, 2007	13,252	12,544
Current portion of investment in sales-type leases	1,169	1,473
Inventory	7,529	7,113
Deferred tax assets	4,729	4,729
Other current assets	3,231	2,677

Total current assets	115,195	130,498
Property and equipment, net	8,121	8,455
Long-term restricted cash	849	1,004
Long-term investments	13,405	6,518
Long-term investment in sales-type leases	1,703	2,618
Deferred financing fees	2,979	4,213
Long-term deferred tax assets	17,049	20,171

Total assets	$159,301	$173,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,820	$1,836
Accrued liabilities	12,137	9,723
Current portion of obligation under capital lease	68	28
Deferred revenue	115	87

Total current liabilities	14,140	11,674
Long-term portion of obligation under capital lease	104	89
Long-term portion of deferred revenue	89	39
Long-term debt	100,000	125,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 17,326,968 and 17,118,037 shares issued and outstanding at September 27, 2008 and December 31, 2007, respectively	175	174
Treasury stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	185,459	178,837
Accumulated other comprehensive (loss) income	(854)	180
Accumulated deficit	(134,804)	(137,508)

Total stockholders’ equity	44,968	36,675

Total liabilities and stockholders’ equity	$159,301	$173,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Product revenue	$24,758	$22,632	$74,371	$68,146
Strategic alliance revenue	—	—	—	5,246

Total revenue	24,758	22,632	74,371	73,392

Costs of revenue (1)	6,104	5,533	18,943	17,379

Gross profit	18,654	17,099	55,428	56,013

Operating expenses: (1)
Research and development	4,183	3,820	12,056	12,234
Sales and marketing	12,687	9,669	34,561	29,913
General and administrative	3,920	3,656	12,034	11,336

Total operating expenses	20,790	17,145	58,651	53,483

(Loss) income from operations	(2,136)	(46)	(3,223)	2,530

Other income (expense):
Interest income	867	1,517	3,248	3,519
Interest expense	(849)	(944)	(2,725)	(1,059)
Other-than-temporary impairment of investments	(840)	—	(840)	—
Gain on repurchase of debt	5,881	—	9,821	—

Income before income taxes	2,923	527	6,281	4,990

Provision for income taxes	1,883	683	3,577	3,142 3,142

Net income (loss)	$1,040	$(156)	$2,704	$1,848

Net income (loss) per share:
Basic	$0.06	$(0.01)	$0.16	$0.09
Diluted	$0.06	$(0.01)	$0.16	$0.09

Weighted average shares used in computing net income (loss) per share:
Basic	17,317	17,230	17,228	20,485
Diluted	23,254	17,230	17,373	21,137

(1) Stock-based compensation included in costs and operating expenses:
Costs of revenue	$127	$145	$370	$430
Research and development	489	502	1,445	1,516
Sales and marketing	627	805	1,972	2,402
General and administrative	647	727	1,975	2,184
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net income	$ 2,704	$ 1,848
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	2,251	1,856
Gain on repurchase of debt	(9,821)	—
Loss on other-than-temporary impairment of investments	840	—
Provision for doubtful accounts	(102)	91
Stock-based compensation expense	5,688	6,461
Tax benefit for stock option exercises	90	—
Deferred taxes	3,122	3,152
Changes in assets and liabilities –
(Increase) decrease in accounts receivable	(606)	1,238
Increase in inventory	(416)	(1,042)
Increase in other current assets	(554)	(476)
Decrease (increase) in investment in sales-type leases	1,219	(54)
Increase in other long-term assets	—	(371)
Decrease in accounts payable	(16)	(318)
Increase in accrued liabilities	2,414	2,105
Increase (decrease) in deferred revenue	78	(5,215)

Net cash provided by operating activities	6,891	9,275

Cash flows from investing activities:
Decrease in restricted cash	155	40
Acquisitions of property and equipment	(1,336)	(2,400)
Purchases of investments	(66,072)	(115,102)
Proceeds from sales and maturities of investments	90,275	80,131

Net cash provided by (used for) investing activities	23,022	(37,331)

Cash flows from financing activities:
Repurchases of common stock	—	(85,041)
Payment on deferred financing fees	—	(4,556)
Proceeds from issuance of common stock	846	1,042
Proceeds from long-term debt	—	125,000
Repayment of long-term debt	(14,413)	—
Repayment of capital lease	(59)	—

Net cash (used for) provided by financing activities	(13,626)	36,445

Effect of exchange rate changes on cash	(50)	—

Net increase in cash and cash equivalents	16,237	8,389
Cash and cash equivalents, beginning of period	19,828	9,724

Cash and cash equivalents, end of period	$ 36,065	$ 18,113

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
Foreign Currency
     During the quarter ended September 27, 2008, the Company determined that the functional currency of its international subsidiaries had changed from the U.S. dollar to the local currency of the international subsidiaries. Translation adjustments have been included as part of accumulated other comprehensive income and are not material.
Cash, Cash Equivalents and Investments
     The Company invests its excess cash in money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at September 27, 2008 and December 31, 2007. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Investments that have contractual maturity dates of more than twelve months from the balance sheet date are included in long-term investments in the accompanying condensed consolidated balance sheets.
     At September 27, 2008, the Company evaluated its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. Based upon

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
this evaluation, the Company determined that one of its investments was deemed to be other-than-temporarily impaired, resulting in a write down to fair value of this investment. As a result, for the three months ended September 27, 2008, the Company recorded an impairment loss on investments of approximately $840,000.
     Additionally, subsequent to September 27, 2008, the Company decided to dispose of the investment that was impaired as of September 27, 2008 and four additional commercial paper securities that had significant unrealized losses but which were not determined to be other-than-temporarily impaired at September 27, 2008. The Company will record a loss related to the disposition of these securities of approximately $488,000 in the fourth quarter of 2008, which is the period in which the decision to dispose of these securities was made.
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
     As of September 27, 2008, the Company has determined that no sales-type lease agreement, against which an allowance for lease payments has been established, constitutes an impaired asset.

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
     The Company’s obligations under warranty are limited to repair or replacement of any product that the Company reasonably determines to be covered by the warranty. The Company records an estimate for its total warranty obligation in accordance with SFAS No. 5, Accounting for Contingencies, as discussed below.
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the condensed consolidated statements of operations for the three and nine months ended September 27, 2008 and September 29, 2007, and accrued warranty cost, included in accrued liabilities in the condensed consolidated balance sheet at September 27, 2008, were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Beginning balance	$254	$223	$250	$220
Warranty expense	12	14	42	33
Deductions and other	(11)	(10)	(37)	(26)

Ending balance	$255	$227	$255	$227

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
     During the first quarter of 2008, the Company changed its depreciation period for its furniture and fixtures and business systems from 3 years to 5 years in order to better reflect the useful lives of these assets. This change in accounting estimate was applied prospectively from January 1, 2008 in accordance with SFAS No. 154, Accounting For Changes and Error Corrections. As a result of the change in estimated life of these assets, income from operations for the nine months ended September 27, 2008 was $126,000 higher and net income after tax for the nine months ended September 27, 2008 was $49,000 higher. No material effect on net income per share, basic and diluted, resulted from this change.
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. See Note 6 for additional disclosure relating to income taxes and the adoption and application of the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.
Concentration of Credit Risk
     Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments, accounts receivable and investment in sales-type lease receivables. The Company does not require collateral or other security to support financial instruments subject to credit risk. To minimize the financial statement risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded the reserves established by management. The Company maintains cash, cash equivalents and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of its investments and the Company’s policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.

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
Net Income (Loss) Per Share
     In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share amounts for the three and nine months ended September 27, 2008 and September 29, 2007, were computed by dividing net income (loss) by the weighted average number of common shares outstanding during those periods and diluted net income (loss) per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options and unvested restricted stock, and convertible debt during those periods.
     For the three and nine months ended September 27, 2008, approximately 4,602,000 and 10,757,000, respectively, of potentially dilutive instruments, consisting of common stock options, unvested restricted stock and convertible debt have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.
     Basic and diluted net income (loss) per share amounts for the three and nine months ended September 27, 2008 and September 29, 2007 were determined as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Basic:
Net income (loss)	$1,040	$(156)	$2,704	$1,848

Weighted average shares outstanding	17,317	17,230	17,228	20,485

Basic net income (loss) per share	$0.06	$(0.01)	$0.16	$0.09

Diluted:
Net income (loss)	$1,040	$(156)	$2,704	$1,848
Interest expense on convertible debt, net	306	—	—	—

Net income (loss) as adjusted	$1,346	$(156)	$2,704	$1,848

Weighted average shares outstanding	17,317	17,230	17,228	20,485
Effect of dilutive stock options and restricted stock	36	—	145	652
Conversion of convertible notes	5,901	—	—	—

Weighted average shares assuming dilution	23,254	17,230	17,373	21,137

Diluted net income (loss) per share	$0.06	$(0.01	$0.16	$0.09

Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income (loss),

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
the only other elements of comprehensive income (loss) impacting the Company are the unrealized gains (losses) on its investments for all periods presented and cumulative currency translation adjustments.
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
     Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share Based Payment, or SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 27, 2008 and September 29, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Option Activity:
     A summary of stock option activity for the nine months ended September 27, 2008 is as follows:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2007	4,266	$17.31
Granted	455	9.18
Exercised	(176)	4.30
Canceled	(171)	16.96

Outstanding at September 27, 2008	4,374	$17.00	5.69	$298

Vested or expected to vest at September 27, 2008	4,322	$17.02	5.66	$298

Exercisable at September 27, 2008	3,391	$17.33	4.92	$284

     Cash received from stock option exercises under all stock-based compensation plans for the three and nine months ended September 27, 2008 was approximately $235,000 and $846,000, respectively, and was approximately $136,000 and $1,042,000 for the three and nine months ended September 29, 2007, respectively. The intrinsic value of options exercised during the three and nine months ended September 27, 2008 was approximately $86,000 and $580,000, respectively, and was approximately $616,000 and $1,597,000 for the three and nine months ended September 29, 2007, respectively. The estimated fair value of options that vested during the three and nine months ended September 27, 2008 was approximately $1,264,000 and $3,998,000, respectively, and was approximately $1,726,000 and $5,196,000 for the three and nine months ended September 29, 2007, respectively.
     A summary of unvested restricted stock activity for the nine months ended September 27, 2008 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Unvested at December 31, 2007	275	$16.90
Granted	306	11.30
Vested and cancelled	(151)	15.20

Unvested at September 27, 2008	430	$13.51

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
          As of September 27, 2008, total compensation cost related to unvested restricted stock not yet recognized was $5,800,000, which is expected to be recognized in the statement of operations over a weighted-average period of 32 months. The fair value of shares that vested for the three and nine months ended September 27, 2008 was approximately $626,000 and $1,763,000, respectively, and was approximately $449,000 and $1,323,000, respectively, for the three and nine months ended September 29, 2007.
          Grant-date fair value:
          The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the three and nine months ended September 27, 2008 and September 29, 2007, the Company calculated the grant-date fair value using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Options granted	157	153,387	455	3,393,949
Weighted average exercise price	$5.20	$13.29	$9.18	$15.98
Weighted average grant date fair value	$2.93	$5.93	$4.49	$7.51

Assumptions:
Risk-free interest rate	3.64%	4.69%	3.22%	4.55%
Expected term	5.76 years	5.2 years	5.76 years	5.2 years
Expected volatility	58%	42%	51%	46%
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
     Expected volatility: in estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the three and nine months ended September 27, 2008. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Expected dividend yield: this assumption is not applicable in the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.
     Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three and nine months ended September 27, 2008, the Company applied a forfeiture rate of approximately 5.3%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. The Company’s results for the three and nine months ended September 27, 2008 include stock-based compensation expense of approximately $1,890,000 and $5,762,000, respectively, and approximately $2,179,000 and $6,532,000 in the three and nine months ended September 29, 2007, respectively. For the three and nine months ended September 27, 2008, approximately $23,000 and $74,000, respectively, of the stock-based compensation expense relates to tax on deferred compensation which is included in the condensed consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ and restricted stock holders’ compensation cost. For the three and nine months ended September 29, 2007, approximately $23,000 and $71,000, respectively, of the stock-based compensation expense relates to tax on deferred compensation.
     As of September 27, 2008, total compensation cost related to unvested stock options not yet recognized was $6,810,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 25 months.
     For the three and nine months ended September 27, 2008, the Company recorded stock-based compensation expense for non-employees of approximately $1,000 and $7,000, respectively, resulting from the grant of 500 shares of restricted common stock and 500 stock options to a consultant.
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
(3) Comprehensive Income (Loss)
     The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income (loss)	$1,040	$(156)	$2,704	$1,848
Other comprehensive income (loss):
Foreign currency translation adjustments	(50)	—	(50)	—
Unrealized (loss) gain on investments, net of reclassification adjustment for unrealized loss on marketable security recognized during the period	(760)	127	(984)	164

Comprehensive income (loss)	$230	$(29)	$1,670	$2,012

(4) Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	September 27,	December 31,
	2008	2007
Total minimum lease payments receivable	$4,263	$5,655
Less:
Unearned interest income	589	849
Allowance for lease payments	802	715

Net investment in sales-type leases	2,872	4,091
Less: current portion	1,169	1,473

	$1,703	$2,618

(5) Inventory
     Inventory consists of the following:

	September 27,	December 31,
	2008	2007
Raw materials	$4,421	$4,027
Work-in-progress	7	52
Finished goods	3,101	3,034

	$7,529	$7,113

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(6) Income Taxes
     The Company is subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and nine months ended September 27, 2008, the Company recorded a tax provision of $1,883,000 and $3,577,000, respectively. Income before income taxes for the three and nine months ended September 27, 2008 was $2,923,000 and $6,281,000, respectively. The provision for income taxes was the result of applying an effective income tax rate of 64% and 57% to income before tax for the three and nine months ended September 27, 2008, respectively. For the three and nine months ended September 27, 2008, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R, and a taxable gain on the repurchase of the Company’s convertible debt. In addition, there was an increase in the valuation allowance on a portion of the Company’s federal research and development credits and on a capital loss on its commercial paper investments. The federal research and development credit was reenacted on October 3, 2008 as part of “The Emergency Economic Stabilization Act of 2008.” The impact of this law change will be accounted for in the fourth quarter of 2008. This act extends the federal research and development credit until December 31, 2009 (tax years 2008 and 2009). The Company anticipates that the credit will provide an 8% reduction to its 2008 effective tax rate. Because SFAS No. 109 requires companies to recognize tax law changes in the period in which new legislation is enacted, a reinstatement of the research credit in a later period, even retroactively, requires the Company to wait until that time before factoring the credit into its effective tax rate calculations. Therefore, the impact of the reinstated R&D credit is not included in the Company’s operating results for the three and nine months ended September 27, 2008, but will be included in the calculation of the Company’s annual 2008 tax provision. For the three and nine months ended September 29, 2007, the Company recorded a tax provision of $683,000 and $3,142,000, respectively.
     Through the third quarter of 2006, the Company maintained a full valuation allowance on its deferred tax assets. Upon achieving three years of cumulative profitability, the Company began to weigh the positive and negative evidence included in SFAS No. 109, Accounting for Income Taxes, on a quarterly basis to determine, whether, in its view, it was more likely than not that some or all of its deferred tax assets would be realized. In connection with this analysis, the Company reviewed its cumulative history of earnings before taxes over a three-year period and its projections of future taxable income. As of December 31, 2006, after finalizing the 2007 forecast, the Company concluded that these projections support taxable income for the foreseeable future, and therefore, the Company reversed $28.2 million of its valuation allowance. The projections of future taxable income include significant judgment and estimation. If the Company is not able to achieve sufficient taxable income in future periods, it might need to record additional valuation allowances on its deferred tax assets in future periods that could be material to the Company’s consolidated financial statements. In the first and third quarters of 2008, the Company re-established a valuation allowance for a portion of its federal research and development credits since these credits are expected to expire unused based on current projections. In addition, in the third quarter of 2008, the Company recorded a valuation allowance on a capital loss related to its commercial paper investments since it does not anticipate that it will be able to benefit this loss in the near future.
     The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, on January 1, 2007. As of January 1, 2008, the Company had gross unrecognized tax benefits of $661,500 (net of the federal benefit on state issues) which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, the Company had not accrued interest expense related to these unrecognized tax benefits. When appropriate, the Company will recognize interest accrued and penalties incurred related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the third quarter of 2008. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
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
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In accordance with SFAS No. 157, the Company has classified its financial assets and liabilities that are required to be measured at fair value as of September 27, 2008 as follows:

	Balance at
	September	Fair Value Measurements at September 27, 2008
	27, 2008	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	$36,914	$36,914	$—	$—
Available for sale securities	$62,625	$—	$62,625	$—
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
     Revenue by geographic region and as a percentage of total revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Geographic Area by Region
Domestic	$17,337	$16,655	$51,747	$55,737
International	7,421	5,977	22,624	17,655

Total	$24,758	$22,632	$74,371	$73,392

	Three Months Ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Geographic Area by Region
Domestic	70%	74%	70%	76%
International	30	26	30	24

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, or to any individual customer, that accounted for more than 10% of the Company’s total revenue or accounts receivable for the three and nine months ended September 27, 2008 and September 29, 2007.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(9) Commitments and Contingencies
     Leases
     In February 2006, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 137,000 square feet of research and development, sales and marketing, production and general and administrative space in Norwood, Massachusetts. The lease expires in December 2016, and the Company has been granted the option to extend the term for three additional five-year periods. In connection with this lease, the Company provided a security deposit in the amount of $911,000 to the lessor in accordance with the terms of the lease agreement. During the third quarter of 2008, this amount was reduced to approximately $759,000 due to an amendment to the agreement. This lease is classified as an operating lease. The lease contains a rent escalation clause that requires additional rental amounts in the later years of the lease term. Rent expense is being recognized on a straight-line basis over the minimum lease term.
     Effective January 1, 2007, the Company entered into an operating lease of approximately 9,000 square feet of office space in De Meern, The Netherlands for the Company’s international organization. This lease expires in December 2011.
     In July 2007, the Company entered into an equipment lease with a term of 48 months. The lease contains a bargain purchase option and is classified as a capital lease. In April 2008, the Company entered into a software lease agreement with a term of 36 months. The lease results in ownership at the end of the lease term and is classified as a capital lease. As of September 27, 2008, gross assets under capital lease totaled approximately $240,000 and related accumulated depreciation was approximately $49,000.
     Legal Proceedings
     On October 10, 2007, a purported holder of the Company’s common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of the Company’s 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain of the Company’s unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of its initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. None of its directors or officers serving in such capacities at the time of its initial public offering (many of whom still serve as officers or directors of the Company) are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended, or a new complaint or suit filed, naming such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Exchange Act. On February 27, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. The plaintiff filed her opposition on September 8, 2008, and the Company and the other Issuer Defendants filed their Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. Oral argument on the Joint Motion to Dismiss is set for January 16, 2009. The Judge has stayed discovery until he rules on all motions to dismiss. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.
     The underwriters of the Company’s initial public offering are named as defendants in several class action complaints which have been filed allegedly on behalf of certain persons who purchased shares of the Company’s common stock between January 28, 2000 and December 6, 2000. These complaints allege violations of the Securities Act and the Exchange Act. Primarily, the complaints allege that there was undisclosed compensation received by the Company’s underwriters in connection with the Company’s initial public offering. While the Company and its officers and directors have not been named as defendants in these suits, based on comparable lawsuits filed against other companies there can be no assurance that the Company and its officers and directors will not be named in similar complaints in the future.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(10) Loan Agreements
     In May 2008, the Company renewed its revolving line of credit agreement with a commercial bank. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2009. The line of credit may be extended on an annual basis at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At September 27, 2008, the Company had outstanding standby letters of credit with the commercial bank of approximately $832,000. At September 27, 2008, there was no outstanding balance under this revolving line of credit.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying condensed consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At September 27, 2008, the Company had $849,000 classified as restricted cash on the condensed consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Norwood, Massachusetts and an international service provider. At September 27, 2008, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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
(12) Convertible Debt
     In June 2007, the Company completed a private placement of $125,000,000 aggregate principal amount of 2.5% convertible notes due 2014 (the “notes”). The notes are senior unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and to all of the Company’s subordinated debt. Interest on the notes is payable semiannually in cash on June 15th and December 15th of each year with the first payment being made on December 15, 2007. The notes will mature on June 15, 2014. Net proceeds received from the issuance of the notes were approximately $121,000,000, which is net of the underwriter’s discount of approximately $4,000,000. In connection with the notes offering, the Company incurred total offering costs of approximately $4,559,000 which have been recorded as deferred financing fees in the consolidated balance sheet and are being amortized on a straight-line basis over the term of the notes. During the three and nine months ended September 27, 2008, approximately $146,000 and $469,000, respectively, of the offering costs have been amortized to interest expense.
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
     In September 2008, the Company repurchased $15,000,000 of its 2.5% convertible notes for a total consideration of $8,550,000, plus accrued interest of approximately $91,000 to the date of repurchase. As a result of this transaction, the Company recorded a gain on debt repurchase of $5,881,000 in the third quarter of 2008, which is net of the write-off of the ratable portion of unamortized deferred financing fees.
(13) Stock Repurchase Program
     On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases under this plan in 2007 or during the nine months ended September 27, 2008. As of September 27, 2008, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of September 27, 2008, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.

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
     The following chart summarizes our principal product offerings:

	Initial
	Commercial
Product	Shipment	Description

EQUIPMENT

BIS VIEW	2007	Basic-featured standalone monitor which has fewer optional user configurations compared with the BIS VISTA monitor.

BIS VISTA	2006	Monitor that offers an enhanced display and user interface as well as greater processing capability compared to our other monitors.

BISx system	2004	BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system is designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers.

BIS XP System	2001	BIS system offering enhanced performance capabilities and expanded benefits as compared to the previous version of the BIS system, designed to enable more precise measurement of brain activity to assess the level of consciousness.

BIS Module Kit	2001	Same as standard BIS Module Kit plus 4 channel EEG monitoring capability.
— 4 Channel
Support

A-2000 BIS Monitor	1998	Compact, lightweight, portable third-generation BIS monitor.

BIS Module Kit	1998	Components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers.

SENSORS

Semi-Reusable (SRS) Sensor	2005	Semi-reusable version of a BIS Sensor that uses the same algorithm and hardware as our disposable sensors. Currently available only in markets outside the United States, excluding Japan.

BIS Extend Sensor	2002	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that was designed for patients who are typically monitored for extended periods.

	Initial
	Commercial
Product	Shipment	Description

BIS Pediatric Sensor	2001	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is smaller and easier to apply to children.

BIS Quatro Sensor	2001	Disposable sensor with electronic memory device for use with our BIS Monitors, BIS Module Kit and BISx System that is designed to offer enhanced performance in deep anesthetic states and enhanced resistance to interference from noise sources.

BIS Sensor Plus	2001	Second-generation disposable sensor for use with our BIS Monitors and BIS Module Kit.

BIS Standard Sensor	1997	Disposable sensor for use with our BIS Monitors and BIS Module Kit.
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

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(dollars in thousands)
Domestic revenue	$17,337	$16,655	$51,747	$55,737
Percent of total revenue	70%	74%	70%	76%

International revenue	$7,421	$5,977	$22,624	$17,655
Percent of total revenue	30%	26%	30%	24%

Total revenue	$24,758	$22,632	$74,371	$73,392

BIS Sensor revenue	$20,788	$19,031	$62,819	$55,148
Percent of total revenue	84%	84%	84%	75%

Equipment revenue	$3,970	$3,601	$11,552	$12,998
Percent of total revenue	16%	16%	16%	18%

Strategic alliance revenue	$—	$—	$—	$5,246
Percent of total revenue	—	—	—	7%

Total revenue	$24,758	$22,632	$74,371	$73,392
     At September 27, 2008, we had cash, cash equivalents, restricted cash and investments of approximately $99.5 million and working capital of approximately $101.1 million.
     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.
     We believe our ability to grow our revenue is directly related to whether our customers continue to purchase and use our BIS Sensors after they purchase our Equipment. We believe the primary reason for the growth in product revenue is a direct result of continuing to shift our sales and marketing emphasis from expanding our customer base to seeking to deepen our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As we seek to continue to achieve this growth, we are expanding our sales forces and implementing new sales and marketing programs. We expect that as we seek to grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.

     In order to sustain profitability, we believe that we need to continue to maintain our gross profit and control the growth of our operating expenses. To maintain our gross profit, we believe we must continue to focus on maintaining our average unit sales prices of our BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross margin than Equipment, and continuing to reduce the costs of manufacturing our products.
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
     We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare to market in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers), our BIS XP system and, most recently in December 2007, our BISx and the BIS VISTA monitor. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 15% of international revenue in both the three and nine months ended September 27, 2008 and approximately 14% of international revenue in both the three and nine months ended September 29, 2007.
     During the first quarter of 2006, we adopted the Financial Accounting Standards Board’s, or FASB’s, Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation expense for employee stock options. For the three and nine months ended September 27, 2008, we recognized approximately $1.9 million and $5.8 million, respectively, of stock-based compensation expense in our condensed consolidated statements of operations and in the three and nine months ended September 29, 2007, we recognized approximately $2.2 million and $6.5 million, respectively, of stock-based compensation expense. See Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results through the fourth quarter of 2008 and beyond. For example, a third party study that was published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. While the study results were consistent with earlier studies that showed a low incidence of awareness using BIS, we believe the conclusions drawn by the authors are not supported by their data and that there were several flaws in the design and execution of the trial. However, we believe that the publication of this study has had, and may continue to have an adverse effect on the rate at which existing or potential new customers purchase and use our products. We are also currently expanding our sales force and expect that such expansion will increase our operating expenses in future periods and that the resulting increase in operating expenses would not be offset at least initially by an increase in revenue. We also are continuing to shift the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to decrease. Additionally, we have recently repurchased a portion of our 2.5% notes, and may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the notes, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made. Finally, we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists. We also face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies.
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
Expected volatility: in estimating expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility for the three and nine months ended September 27, 2008. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 5.3% in our calculation at September 27, 2008. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
     As of September 27, 2008, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $6.8 million and $5.8 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 25 months and 32 months, respectively.
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

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Costs of revenue	25	24	25	24

Gross margin	75	76	75	76

Operating expenses:
Research and development	17	17	16	17
Sales and marketing	51	43	46	41
General and administrative	16	16	16	15

Total operating expenses	84	76	78	73

(Loss) income from operations	(9)	—	(3)	3
Interest income, net	—	2	—	3
Impairment loss on investments	(3)	—	(1)	—
Gain on repurchase of debt	24	—	13	—

Income before income taxes	12	2	9	6
Provision for incomes taxes	8	3	5	4

Net income (loss)	4%	(1)%	4%	2%

Three and Nine Months Ended September 27, 2008 Compared with the Three and Nine Months Ended September 29, 2007

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	September 27,	September 29,	Increase	September 27,	September 29,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in thousands, except			(in thousands, except
	unit amounts)			unit amounts)
Revenue — Worldwide
BIS Sensors	$20,788	$19,031	9%	$62,819	$55,148	14%

BIS monitors	1,847	2,090	(12)%	5,888	7,969	(26)%
Original equipment manufacturer products	1,227	833	47%	3,194	2,806	14%
Other equipment and accessories	896	678	32%	2,470	2,223	11%

Total Equipment	3,970	3,601	10%	11,552	12,998	(11)%

Total product revenue	24,758	22,632	9%	74,371	68,146	9%
Strategic alliance	—	—	—%	—	5,246	(100)%

Total revenue	$24,758	$22,632	9%	$74,371	$73,392	1%

Unit Analysis — Worldwide
BIS Sensors	1,514,000	1,377,000	10%	4,575,000	3,945,000	16%
BIS monitors	599	741	(19)%	1,986	2,548	(22)%
Original equipment manufacturer BIS products	1,510	1,017	48%	4,294	3,547	21%
Installed base	53,630	45,344	18%	53,630	45,344	18%
     Revenue. Revenue from the sale of BIS Sensors increased approximately 9% in the three months ended September 27, 2008 compared with the three months ended September 29, 2007. We believe the increase in revenue from the sale of BIS Sensors during this period was primarily attributable to the continued shift of the focus of our sales and marketing efforts from expanding our customer base to seeking to deepen our relationships with our existing customers and increasing their sensor utilization and procedure penetration. During this period, we experienced an increase of approximately 10% in the number of BIS Sensors sold, which we believe was a result of the change in the focus of our sales and marketing strategy and growth in the installed base of BIS monitors. The number of domestic sensors sold was approximately 903,000 during the third quarter of 2007 and increased to approximately 945,000 during the third quarter of 2008, an increase of approximately 5%, while the number of international sensors sold increased approximately 20%, from approximately 474,000 during the third quarter of 2007 to approximately 569,000 during the third quarter of 2008. Additionally, the average domestic and international selling price of our BIS Sensors was slightly higher than the same period in the prior year. Our installed base of BIS monitors and original equipment manufacturer products increased 18% to approximately 53,000 units at September 27, 2008 compared with approximately 45,000 units at September 29, 2007.
     In the nine months ended September 27, 2008, revenue from the sale of BIS Sensors increased approximately 14% compared with the nine months ended September 29, 2007. The increase in revenue from the sale of BIS Sensors was primarily attributable to an increase in the number of BIS Sensors sold, from approximately 3.9 million BIS Sensors sold during the nine months ended September 29, 2007 to approximately 4.6 million sold during the nine months ended September 27, 2008. BIS Sensor sales domestically increased 9%, from approximately 2.6 million BIS Sensors sold in the nine months ended September 29, 2007 to approximately 2.9 million sold in the nine months ended September 27, 2008. Average selling prices remained relatively stable with a slight increase in international selling prices during this period. We believe the slower rate of growth in domestic sensor revenue, particularly over the last four weeks of the third quarter, is partly due to the impact of an unfavorable study of BIS monitoring that was published in the New England Journal of Medicine in the first quarter of 2008 and partly due to the impact of the deteriorating economic climate on hospital finances. The number of BIS Sensors sold internationally increased approximately 30%, from approximately 1.3 million BIS Sensors sold during the nine months ended September 29, 2007 to approximately 1.7 million sold during the nine months ended September 27, 2008. International pricing increased slightly in the current period which reflects small changes in the regional mix.
     During the three months ended September 27, 2008 compared with the three months ended September 29, 2007, total Equipment revenue increased by approximately 10%. The increase in Equipment revenue during this period was a result of an increase of approximately 47% in original equipment manufacturer product revenue and an increase of approximately 32% in other equipment revenue offset by a decrease of approximately 12% in BIS monitor revenue. The decrease in monitor revenue was a result of a decrease of approximately 19% in the number of monitors sold offset by an increase in the average selling price of approximately 9%. In the third quarter of 2008, we sold 599 monitors compared with 741 sold in the third quarter of 2007. Domestically, we sold 204 monitors in the third quarter of 2008 compared with 345 monitors sold in the third quarter of 2007. The increase in original equipment manufacturer product revenue was a result of an increase of approximately 48% in the number of products sold to our original equipment manufacturers.
     In the nine months ended September 27, 2008, total Equipment revenue decreased approximately 11% compared with the nine months ended September 29, 2007. The decrease in Equipment revenue during the 2008 period was primarily driven by a decrease in BIS monitor revenue of approximately 26% offset by an increase in original equipment manufacturer product revenue of approximately 14%. The decrease in BIS monitor revenue was the result of a decrease of approximately 22% in the number of monitors sold combined with a decrease in the average selling price of approximately 5%. In the first nine months of 2008, we sold 1,986 monitors compared with 2,548 monitors sold in the first nine months of 2007. The increase in original equipment manufacturer product revenue was a result of an increase of approximately 21% in the number of products sold to our original equipment manufacturers.
     In the three and nine months ended September 27, 2008, we recorded no strategic alliance revenue compared with strategic alliance revenue of approximately $5.2 million in the nine months ended September 29, 2007. The strategic alliance revenue in the prior year is primarily attributable to the revenue we recognized from our agreements with Boston Scientific Corporation. In June 2007, we entered into a termination and repurchase agreement with Boston Scientific Corporation pursuant to which all agreements with Boston Scientific Corporation, including the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement were terminated.
     Our gross profit was approximately 75.3% and 74.5% of revenue in the three and nine months ended September 27, 2008, respectively, compared with a gross profit of approximately 75.6% and 76.3% of revenue in the three and nine months ended September 29, 2007, respectively. The decrease in the gross profit in the three and nine months ended September 27, 2008 compared with the same periods in the prior year is primarily the result of two factors. First, we recognized $5.2 million of strategic alliance revenue in the nine months ended September 29, 2007, compared with no strategic alliance revenue recognized in 2008. Second, growth in sales of our high margin sensors was offset by growth in the sales of low margin OEM products.

Expense Overview

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 27,	September 29,	Increase	September 27,	September 29,	Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in thousands)			(in thousands)
Expenses
Research and development	$4,183	$3,820	10%	$12,056	$12,234	(1)%
Sales and marketing	$12,687	$9,669	31%	$34,561	$29,913	16%
General and administrative	$3,920	$3,656	7%	$12,034	$11,336	6%
     Research and Development. The increase in research and development expenses in the three months ended September 27, 2008 compared with the three months ended September 29, 2007 was primarily attributable to an increase of approximately $211,000 in compensation and benefits which is primarily related to open positions that were filled during the third quarter, and an increase of approximately $126,000 in clinical trial expenses related to trials which began during 2008.
     For the nine months ended September 27, 2008 compared with the nine months ended September 29, 2007, the decrease in research and development expenses was due primarily to a decrease of approximately $367,000 in clinical study expenses, offset by an increase in compensation and benefits of approximately $118,000, and an increase in temporary help expense of approximately $127,000. The decrease in clinical study expenses is primarily related to our BRITE trial for which we completed enrollment in March 2007. We expect research and development expenses in the fourth quarter of 2008 to increase compared to the level of research and development expenses in the third quarter of 2008 as we continue to invest in spending for our ongoing clinical trials.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended September 27, 2008 compared with the three months ended September 29, 2007 was primarily attributable to an increase of approximately $1.5 million in compensation and benefits, an increase of approximately $385,000 in recruiting expenses, an increase of approximately $311,000 in travel expenses, an increase of approximately $265,000 in realized and unrealized foreign exchange losses due to changes in foreign exchange rates, an increase of approximately $193,000 in market research expenses and an increase of approximately $87,000 in training expenses. The increase in expenses was primarily the result of a sales retention program implemented in April 2008 and the sales force expansion which we initiated during the second quarter of 2008.
     For the nine months ended September 27, 2008 compared with the nine months ended September 29, 2007, the increase in sales and marketing expenses was driven by an increase of approximately $2.5 million in compensation and benefits, approximately $522,000 in travel expenses and an increase of approximately $1.6 million in other operating expenses. The overall increase in sales and marketing expenses is principally the result of a sales retention program implemented in April 2008 and the sales force expansion which we initiated during the second quarter of 2008. The increase in other operating expenses was driven by an increase of approximately $396,000 in recruiting expenses, an increase of approximately $293,000 in temporary help expenses, an increase of approximately $250,000 in market research, an increase of approximately $377,000 in meeting and honorarium expenses, an increase of approximately $235,000 in unrealized and realized losses on exchange and an increase of approximately $159,000 in training expenses. We expect the level of sales and marketing expenses in the fourth quarter of 2008 to increase compared to the level of sales and marketing expenses in the third quarter of 2008 primarily as a result of the ongoing sales force expansion program.
     General and Administrative. The increase in general and administrative expenses in the three months ended September 27, 2008 compared with the three months ended September 29, 2007 was primarily attributable to an increase of approximately $178,000 in compensation and benefits to general and administrative personnel, an increase of approximately $55,000 in accounting and tax service and an increase of approximately $45,000 in meeting expenses. The increase in compensation and benefits is primarily due to an increase in head count.
     For the nine months ended September 27, 2008 compared with the nine months ended September 29, 2007, the increase in general and administrative expenses was driven by an increase of approximately $380,000 in compensation and benefits to general and administrative personnel, an increase in accounting and tax services of approximately $140,000 and an increase in consulting expenses of approximately $133,000. We expect the level of general and administrative expenses in the fourth quarter of 2008 will increase compared with the level of general and administrative expenses in the third quarter of 2008.

     Interest Income. Interest income decreased to approximately $867,000 in the three months ended September 27, 2008 from approximately $1.5 million in the three months ended September 29, 2007, a decrease of approximately 43%. Interest income decreased to approximately $3.2 million in the nine months ended September 27, 2008 from approximately $3.5 million in the nine months ended September 29, 2007, a decrease of approximately 8%. The decrease in interest income in the three and nine months ended September 27, 2008 compared with the three and nine months ended September 29, 2007 was primarily attributable to a lower cash and investment balance resulting from the repurchase of a portion of our convertible debt combined with a decrease in investment return rates. We expect interest income in the fourth quarter of 2008 to decrease compared to interest income in the third quarter of 2008.
     Interest Expense. Interest expense decreased to approximately $849,000 in the three months ended September 27, 2008 compared with $944,000 in the three months ended September 29, 2007, a decrease of approximately 10%. The decrease in interest expense is primarily due to the repurchase of a portion of our convertible debt during the third quarter of 2008. Interest expense increased to approximately $2.7 million in the nine months ended September 27, 2008 from approximately $1.1 million in the nine months ended September 29, 2007, an increase of approximately 157%. The increase in interest expense in the nine months ended September 27, 2008 was the result of our issuance in June 2007 of 2.5% convertible senior notes due 2014. We expect interest expense in the fourth quarter of 2008 to be below the level of interest expense in the third quarter of 2008 due to the repurchase of $15.0 million of our 2.5% convertible senior notes due 2014 during the third quarter of 2008.
     Other Income (expense). Other income (expense), excluding interest income and interest expense, was approximately $5.0 million and $9.0 million in the three and nine months ended September 27, 2008, respectively, compared with no other income (expense) in the three and nine months ended September 29, 2007. The increase in other income is primarily due to aggregate gains of approximately $9.8 million resulting from repurchases of portions of our convertible debt in June and September 2008. This increase is offset by an other-than-temporary impairment loss on investment of approximately $840,000 during the third quarter of 2008. We expect other income in the fourth quarter of 2008 to be below the level of other income in the third quarter of 2008.
     Income Taxes. We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and nine months ended September 27, 2008, we recorded a tax provision of $1,883,000 and $3,577,000, respectively. Income before income taxes for the three and nine months ended September 27, 2008 was $2,923,000 and $6,281,000, respectively. The provision for income taxes was the result of applying an effective income tax rate of 64% and 57% to income before tax for the three and nine months ended September 27, 2008, respectively. For the three and nine months ended September 27, 2008, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R, and a taxable gain on the repurchase of our convertible debt. In addition, there was an increase in the valuation allowance on a portion of our federal research and development credits and on a capital loss on our commercial paper investments. The federal research and development credit was reenacted on October 3, 2008 as part of “The Emergency Economic Stabilization Act of 2008.” The impact of this law change will be accounted for in the fourth quarter of 2008. This act extends the federal research and development credit until December 31, 2009 (tax years 2008 and 2009). We anticipate that the credit will provide an 8% reduction to our 2008 effective tax rate. Because SFAS No. 109 requires companies to recognize tax law changes in the period in which new legislation is enacted, a reinstatement of the research credit in a later period, even retroactively, requires us to wait until that time before factoring the credit into our effective tax rate calculations. Therefore, the impact of the reinstated R&D credit is not included in our operating results for the three and nine months ended September 27, 2008, but will be included in the calculation of our annual 2008 tax provision. For the three and nine months ended September 29, 2007, we recorded a tax provision of $683,000 and $3,142,000, respectively.
     Through the third quarter of 2006, we maintained a full valuation allowance on our deferred tax assets. Upon achieving three-year cumulative profitability, we began to weigh the positive and negative evidence included in SFAS No. 109, Accounting for Income Taxes, on a quarterly basis to determine whether, in our view, it was more likely than not that some or all of our deferred tax assets would be realized. In connection with this analysis, we reviewed our cumulative history of earnings before taxes over a three-year period and our projections of future taxable income. As of December 31, 2006, after finalizing our 2007 forecast, we concluded that our projections support future taxable income for the foreseeable future, and therefore, we reversed $28.2 million of our valuation allowance. Our projections of future taxable income include significant judgment and estimation. If we are not able to achieve sufficient taxable income in future periods, we might need to record additional valuation allowances on our deferred tax assets in future periods that could be material to the consolidated financial statements. In the first and third quarters of 2008, we re-established a valuation allowance for a portion of our federal research and development credits since these credits are expected to expire unused based on current projections. In addition, in the third quarter of 2008, we recorded a valuation allowance on a capital loss related to our commercial paper investments since we do not anticipate that it will be able to benefit from this loss in the near future.

     We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2008, we had gross unrecognized tax benefits of $661,500 (net of the federal benefit on state issues) which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Also as of the adoption date, we had not accrued interest expense related to these unrecognized tax benefits. When appropriate, we will recognize interest accrued and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the third quarter of 2008. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
Liquidity and Capital Resources
     Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through September 27, 2008, we have raised approximately $212.2 million from equity and debt financings and strategic alliances, including the following:
•	net proceeds of approximately $54.6 million from our initial public offering of common stock in February 2000;

•	approximately $3.4 million in equipment financing;

•	approximately $5.1 million related to our investment in sales-type leases;

•	proceeds of approximately $10.0 million related to our 2002 OEM product development and distribution agreement with Boston Scientific Corporation;

•	proceeds of approximately $8.1 million from the sale of our common stock to Boston Scientific Corporation in 2004;

•	$10.0 million in installment payments from Boston Scientific Corporation received in May 2005 and May 2006 pursuant to the 2005 product development and distribution agreement with Boston Scientific Corporation; and

•	net proceeds of $121.0 million received from the issuance of our 2.5% convertible senior notes in June 2007.
     In May 2001, we entered into an agreement with Bank of America for a $5.0 million revolving line of credit which was renewed in May 2008 and as a result of such renewal it currently expires in May 2009. The line of credit may be extended on an annual basis at the discretion of the bank and contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At September 27, 2008, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At September 27, 2008, the interest rate on the line of credit was 5.0%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facility and an international service provider in the amount of approximately $1.0 million which is shown on our consolidated balance sheet as restricted cash.
     In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes were $121.0 million, which is net of the initial purchasers’ discount of $4.0 million. As of September 27, 2008, we have used approximately $85.0 million of these proceeds to repurchase 5.5 million shares of our common stock, of which 4.5 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of September 27, 2008, we had repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at September 27, 2008 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations and capital expenditures for at least the next 12 months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program, to meet market demand for our products and to repay our convertible notes.

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
     In June 2008, we repurchased $10.0 million of our 2.5% convertible notes for total consideration of $5.7 million, plus accrued interest of $120,000 to the date of repurchase. As a result of this transaction, we recorded a gain on debt repurchase of $3.9 million in the second quarter of 2008, which is net of the write-off of the ratable portion of unamortized deferred financing fees. In September 2008, we repurchased $15.0 million of our 2.5% convertible notes for a total consideration of $8.6 million, plus accrued interest of approximately $91,000 to the date of repurchase. As a result of this transaction, we recorded a gain on debt repurchase of $5.9 million in the third quarter of 2008, which is net of the write-off of the ratable portion of unamortized deferred financing fees. We may, from time to time, depending on market conditions, including without limitation whether our 2.5% notes are then trading at discounts to their respective face amounts, repurchase additional outstanding convertible debt for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt, or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material.
     Working capital at September 27, 2008 was approximately $100.9 million compared with approximately $118.8 million at December 31, 2007.
     Cash provided by operations. We received approximately $6.9 million of cash from operations in the nine months ended September 27, 2008 compared with cash received from operations of approximately $9.3 million in the nine months ended September 29, 2007. The cash received in the nine months ended September 27, 2008 was primarily attributable to our net income of approximately $2.7 million, non-cash stock-based compensation expense of approximately $5.7 million, deferred taxes of approximately $3.1 million, an increase in accrued liabilities of approximately $2.4 million and depreciation and amortization of approximately $2.3 million. These were offset by non-cash gains of approximately $9.8 million resulting from the repurchase of an aggregate of $25.0 million of our 2.5% convertible notes during the period. The cash received in the nine months ended September 29, 2007 was primarily attributable to our net income of approximately $1.8 million, approximately $6.5 million of non-cash stock-based compensation expense, approximately $3.2 million of deferred taxes and an increase of approximately $2.1 million in accrued liabilities. These were offset by a decrease in deferred revenue of approximately $5.2 million primarily related to the termination of the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement with Boston Scientific Corporation.
     Cash used for investing activities. We received approximately $23.0 million of cash in investing activities in the nine months ended September 27, 2008 compared with the use of cash of approximately $37.3 million in the nine months ended September 29, 2007. The cash received in the nine months ended September 27, 2008 was primarily the result of net proceeds from sales and maturities of investments of approximately $24.2 million offset by approximately $1.3 million in capital expenditures. The cash used in the nine months ended September 29, 2007 was primarily the result of net purchases of investments of approximately $35.0 million and approximately $2.4 million in capital expenditures primarily due to spending related to our new facility and the purchase of components for our automated sensor manufacturing lines. We anticipate the level of capital expenditures in the fourth quarter of 2008 will increase compared with the level of capital expenditures in the third quarter of 2008.

     Cash provided by financing activities. We used approximately $13.6 million of cash from financing activities in the nine months ended September 27, 2008 compared with receiving approximately $36.4 million of cash in the nine months ended September 29, 2007. The cash used in the nine months ended September 27, 2008 was primarily the result of the repurchase of an aggregate of $25.0 million of our 2.5% convertible notes during the period for approximately $14.4 million. The cash received in the nine months ended September 29, 2007 was primarily the result of proceeds from the issuance of $125.0 million of 2.5% convertible senior notes due 2014 in June 2007 offset by our repurchase of approximately $85.0 million of our common stock.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Effects of Inflation
     We believe that inflation and changing prices over the past three years have not had a significant impact on our net sales and revenue or on our income from continuing operations.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending December 31, 2008 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II – Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.

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
     During the third quarter of 2008, we recorded an impairment charge of $840,000 million due to an other-than-temporary decline in the value of our investment portfolio resulting from the bankruptcy of an investment banking institution whose securities were held in our investment portfolio. We do not expect the loss related to these securities to have a material impact on our financial condition or results of operations during 2008.
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
     Foreign Currency Exposure
     Most of our revenue, expenses and capital spending are transacted in U.S. dollars. The expenses and capital spending of our two international subsidiaries are transacted in the respective country’s local currency and subject to foreign currency exchange rate risk. Our foreign currency transactions are translated into U.S. dollars at prevailing currency rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred and translation adjustments have been included as part of accumulated other comprehensive income. Currently, all material transactions are denominated in U.S. dollars, and we have not entered into any material transactions that are denominated in foreign currencies.
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 10, 2007, a purported holder of our common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of our 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain of our unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. We were named as a nominal defendant in the action, but have no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering (many of whom still serve as our officers or directors) are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended, or a new complaint or suit filed, naming such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Exchange Act. On February 27, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, we joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. The plaintiff filed her opposition on September 8, 2008, and we and the other Issuer Defendants filed our Reply in support of Their Joint Motion to Dismiss on October 23, 2008. Oral argument on the Joint Motion to Dismiss is set for January 16, 2009. The Judge has stayed discovery until he rules on all motions to dismiss. We currently believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.
Item 1A. Risk Factors
     You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating our business. Failure to adequately overcome or address any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. The following risk factors amend and supersede the risk factors previously disclosed in Item 1A. of our 2007 Annual Report on Form 10-K.
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
     Moreover, additional clinical research we or third parties undertake may fail to support the benefit of our products, including failing to support evidence of a link between the use of BIS monitoring and a reduction in the incidence of awareness. For example, a third-party study recently published in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. We believe that the rate of growth of our domestic sensor revenue was, in part, adversely affected in the third quarter of 2008, and may be adversely affected in future periods as a result of this publication. If the patient safety benefits of BIS monitoring are not persuasive enough to lead to a wider adoption of our BIS technology, our business, financial condition and results of operations could be adversely affected.
     The success of our business depends in a large part on continued use of the BIS system by our customers and, accordingly, sales by us of BIS Sensors. We expect that over time, sales of BIS Sensors will increase as a percentage of our revenue as compared to sales of Equipment as we build our installed base of monitors and modules. If use of our BIS system, and accordingly, sales of our BIS Sensors, do not increase, our ability to grow our revenue and maintain profitability could be adversely affected.
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
Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2008 and beyond.
     Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2008 and beyond. Among these factors are the following:
•	a third party study published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. We believe that the publication of this study has had, and may continue to have an adverse effect on the rate at which existing or potential new customers purchase and use our products, which could adversely affect our operating results;

•	we are expanding our sales force and expect that such expansion will continue to increase our operating expenses in future periods and that such an increase would not be offset at least initially by an increase in revenue; as a result our operating results in such periods could be adversely affected;

•	we continue to shift the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to continue to decrease. As such, if we do not increase revenue from sales of our BIS Sensors as quickly as we plan, or at all, our operating results could be adversely affected;

•	we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists;

•	we have recently repurchased a portion of our 2.5% convertible senior notes due 2014, referred to as our notes, and we may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the note, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made; and

•	we face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies including without limitation the effects of domestic inflation, declines in the value of our investments and the global rise in energy costs.
     If these or any other adverse factors cause a decline in our operating results, or if the market perceives that any such adverse factors could cause a decline in our operating results, in the fourth quarter of 2008 or beyond, then the trading price of our common stock may decline and your investment may loose value.
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
     In order for us to sell our products, anesthesia professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of consciousness monitoring and the products of our competitors, and on training healthcare professionals in the proper application of our products. For example, we believe that the publication in March 2008 of a study in the New England Journal of Medicine that concluded that no benefit of BIS monitoring was demonstrated when compared to an alternative protocol for consciousness monitoring has, and could continue to adversely affect market perceptions of the benefits of our BIS monitoring products and, accordingly, the degree to which anesthesia professionals and other healthcare providers endorse those products. If we are not successful in obtaining and maintaining the recommendations or endorsements of anesthesiologists and other healthcare professionals for our products, our sales may decline or we may be unable to increase our sales and profits.
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

We may not be able to meet the unique operational, legal and financial challenges that we encounter in our international operations, which may limit the growth of our business.
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
     On June 11, 2007, we and Boston Scientific Corporation entered into a termination and repurchase agreement under which we jointly agreed to terminate the following agreements between the parties:
•	the original equipment manufacturer product development agreement dated as of August 7, 2002, pursuant to which we were seeking to develop certain products that Boston Scientific Corporation would then commercialize in the area of monitoring patients under sedation in a range of less invasive medical specialties, and pursuant to which we granted Boston Scientific Corporation an exclusive option to become the distributor for a period of time of certain of our products;

•	the product development and distribution agreement dated as of May 23, 2005, pursuant to which we were seeking to develop new applications of its brain-monitoring technology in the area of the diagnosis and treatment of neurological, psychiatric and pain disorders and Boston Scientific Corporation was appointed the exclusive distributor of such products. Under this agreement, which we refer to as the neuroscience alliance, Boston Scientific Corporation had agreed to provide $25.0 million of funding over a five year period. We received $10.0 million under this agreement; and

•	the letter agreement dated August 7, 2002, and the security agreement dated August 7, 2002, pursuant to which Boston Scientific Corporation agreed to make revolving interest-bearing loans to us from time to time at our request, such revolving loans being evidenced by a promissory note in the original principal amount of $5.0 million dated August 7, 2002 made by us in favor of Boston Scientific Corporation.
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

       In addition, during the course of our operations, our directors, executives and employees may have access to material, non-public information regarding our business, our results of operations or potential transactions we are considering. Despite our adoption of an Insider Trading Policy, we may not be able to prevent a director or employee from trading in our common stock on the basis of, or while in possession of, material, non-public information. If a director or employee was to be investigated, or an action was to be brought against a director or employee, for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.
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

     The market price of our stock is highly volatile. For example, from January 1, 2008 through November 1, 2008, the price of our common stock has ranged from a high of $14.25 to a low of $3.01. As a result of this volatility, your investment in our stock could rapidly lose its value. Our stock price could fluctuate for many reasons, including without limitation:
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
     The notes bear interest semi-annually at a rate of 2.5% per annum. In addition, we may in certain circumstances be obligated to pay additional interest. If at any time on or prior to the 45th scheduled trading day preceding the maturity date of the notes we obtain stockholder approval of the net share settlement feature in connection with the potential conversion of the notes, and if we irrevocably elect to use such feature, then upon conversion of the notes we would:
•	pay cash in an amount equal to the lesser of one-fortieth of the principal amount of the notes being converted and the daily conversion value (the product of the conversion rate and the current trading price) of the notes being converted; and

•	issue shares of our common stock only to the extent that the daily conversion value of the notes exceeded one-fortieth of the principal amount of the notes being converted for each trading day of the relevant 40 trading day observation period.
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
     In June 2008, we repurchased $10.0 million of the notes for a total consideration of $5.7 million, plus accrued interest of $120,000 to the date of repurchase. In September 2008, we repurchased $15.0 million of the notes for total consideration of $8.6 million plus accrued interest of $90,000. As a result of these transactions, for the nine months ended September 27, 2008, we have recorded a net gain on debt repurchases of $9.8 million. We may, from time to time, depending on market conditions, including without limitation whether our notes are then trading at discounts to their respective face amounts, repurchase additional outstanding notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt, or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material. In addition, if we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, such exchanges could result in material dilution to holders of our common stock. Moreover, any such repurchase could result in a tax liability if made at a discount to the face amount of the notes, and/or could otherwise adversely affect our financial condition or results of operations. Repurchases of the notes could also adversely affect the trading market for such notes if, for example, the public float on such notes is materially reduced. There can be no assurance that we will repurchase or exchange any additional outstanding notes and even if, in the future, we elect to repurchase a portion of the outstanding notes, any such repurchase may not be successfully completed or, if completed, may not be on terms that are favorable to us or that result in expected benefits for us.
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
     As of September 27, 2008, we had outstanding options to purchase 4,372,772 shares of our common stock at a weighted average exercise price of $17.00 per share (980,629 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.
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
     The notes will be our senior unsecured obligations and rank equally with any senior debt and senior to any subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of September 27, 2008, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.
The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.
     The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of September 27, 2008, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $1.4 million. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.
Item 6. Exhibits.
                  The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: November 6, 2008	By:	/s/ Michael Falvey
Michael Falvey
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1	Key Employee Change in Control Severance Benefits Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.