Form 10-K
period 2008-12-31
ASPECT MEDICAL SYSTEMS INC
filed 2009-03-06
CIK 886235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2008 was $29,430,631. Such aggregate market value was computed by reference to the closing price as quoted on the Nasdaq Global Market on June 27, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter). The registrant had 17,354,538 shares of Common Stock, $0.01 par value per share, outstanding as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS Sensors, BIS monitors and original equipment manufacturer products, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending April 4, 2009 and thereafter. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify our forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those described in “Item 1A — Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report. The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future, except as specifically required by law or the rules of the Securities and Exchange Commission. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

PART I

Item 1.	Business.

OVERVIEW

Aspect Medical Systems, Inc. was incorporated as a Delaware corporation in 1987. We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index®, which we refer to as the BIS index. The BIS system provides information that allows clinicians to assess and manage a patient’s level of consciousness in the operating room, intensive care and procedural sedation settings and is intended to assist the clinician in better determining the amount of anesthesia or sedation needed by each patient. We developed the BIS system over 10 years, and it is the subject of 23 issued United States patents and ten pending United States patent applications. Our proprietary BIS system includes our BIS monitor, BIS Module Kit or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our group of sensor products, which we collectively refer to as BIS Sensors.

As of December 31, 2008, the worldwide installed base of BIS monitors and original equipment manufacturer products was approximately 56,300 units. We estimate that BIS technology is installed in approximately 71% of all domestic operating rooms and that more than 31 million patients worldwide have been monitored using the BIS index during surgery.

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

We derive our revenue primarily from sales of our BIS Sensors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of our BIS monitors. We have also historically derived a portion of our revenue from strategic alliances, primarily our alliance with Boston Scientific Corporation, which we terminated in June 2007. In fiscal years 2008, 2007 and 2006, revenue from the sale of BIS Sensors represented approximately 85%, 78% and 71%, respectively, of our revenue and revenue from the sale of Equipment represented approximately 15%, 17% and 22%, respectively, of our revenue. In fiscal years 2008, 2007 and 2006, strategic alliance revenue represented approximately 0%, 5% and 7%, respectively, of our revenue.

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

2008 DEVELOPMENTS

Repurchases of 2.5% Convertible Senior Notes Due 2014

During 2008, we repurchased approximately $60.0 million of our 2.5% convertible notes for total consideration of $30.4 million, plus accrued interest of approximately $617,000. As a result of these transactions, we recorded a gain on debt repurchase of $27.8 million for the year ended December 31, 2008, which is net of the write-off of the ratable portion of unamortized deferred financing fees.

In February 2009, we repurchased an additional $7.0 million of our 2.5% convertible notes for total consideration of approximately $3.8 million, including accrued interest of approximately $28,000. As a result of this transaction, we recorded a gain on debt repurchase of approximately $3.0 million, which is net of the write-off of the ratable portion of unamortized deferred financing fees.

THE ASPECT SOLUTION: PATIENT MONITORING WITH THE BIS SYSTEM

We have developed the BIS monitoring system that is based on our proprietary BIS index. Our BIS system comprises our BIS monitor, BIS Module Kit or BISx system and our BIS Sensors. The BIS Sensors are applied to a patient’s forehead to acquire the electroencephalogram, or EEG, a measure of the electrical activity of the brain. The EEG is then analyzed by the BIS monitor, BIS Module Kit or BISx system to produce the BIS index. The BIS index is a numerical index that correlates with levels of consciousness and is displayed as a number ranging between 100, indicating that the patient is awake, and zero, indicating an absence of brain activity. In October 1996, the United States Food and Drug Administration, or FDA, cleared the BIS index for marketing for use as a direct measure of the effects of anesthetics and sedatives on the brain. In October 2003, the FDA cleared a new indication for use specifying that use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults during general anesthesia and sedation.

Products

Our principal product offerings consist of the following:

EQUIPMENT

BIS VISTA Bilateral

The BIS VISTA Bilateral monitoring system, when used in conjunction with the BIS Bilateral Sensor, provides the capability to detect hemispheric differences in the brain which may prove useful for advanced monitoring applications. Advanced Bilateral features include 4 channel EEG monitoring, Asymmetry Indicator (ASYM) and Density Spectral Array (DSA). The initial commercial shipment of the BIS VISTA Bilateral took place in 2008.

BIS VIEW

The BIS VIEW is our basic featured standalone monitor, which has fewer optional configurations compared with the BIS VISTA monitor. The BIS VIEW monitor runs on the BISx platform. The initial commercial shipment of the BIS VIEW took place in 2007.

BIS VISTA

The BIS VISTA is our stand alone monitor which offers enhanced display and user interface as well as greater processing capability as compared with the BIS View and the A-2000 BIS Monitor, including the ability to support advanced monitoring features. The BIS VISTA monitor runs on the BISx platform. The initial commercial shipment of the BIS VISTA took place in 2006.

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

A-2000 BIS Monitor

The A-2000 BIS Monitor is a compact, lightweight, portable monitor designed to accommodate the space limitations and positioning requirements of surgical settings. The A-2000 BIS Monitor displays the BIS index and supporting information and includes our proprietary digital signal converter. This converter is a palm-sized module that serves as the interface between the BIS monitor and the BIS Sensors. The digital signal converter acquires the EEG signal, which is the electrical signal generated in the brain, from the BIS Sensors and converts the EEG signal to digital format. The EEG signal is then processed and the BIS index is displayed on the A-2000 BIS Monitor. The initial commercial shipment of the A-2000 BIS Monitor took place in 1998.

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

BIS Sensors

BIS Bilateral Sensor

The BIS Bilateral Sensor was designed for symmetrical placement to capture bi-hemispheric data. The Bilateral Sensor is designed for use with the BIS VISTA Monitoring System. The initial commercial shipment of the BIS Bilateral Sensor took place in 2008.

Semi-Reusable Sensor (SRS)

The SRS is a semi-reusable version of a BIS Sensor that uses the same algorithm and hardware as our disposable sensors. Currently, the SRS is primarily only available in markets outside of the United States where we sell our products, excluding Japan. The initial commercial shipment of the SRS took place in 2005.

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

BIS Standard Sensor

The BIS Standard Sensor is a single-use, disposable product for use with the A-2000 BIS Monitor and the BIS Module Kit. The BIS Standard Sensor is not compatible with the BIS XP system because it does not contain the easy connection feature and electronic memory device of our other BIS Sensors. The BIS Standard Sensor is designed to provide a reliable and simple means of acquiring the EEG signal needed to generate the BIS index. The one-piece design allows quick and accurate placement on the patient’s forehead. The BIS Standard Sensor connects to the monitor by a single-point proprietary connector. The BIS Standard Sensor was introduced commercially in 1997.

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

Research and Development

Our research and development team is comprised of our clinical, regulatory and quality assurance group and our engineering group. During the fiscal years ended December 31, 2008, 2007 and 2006, we incurred expenses of approximately $16.7 million, $16.1 million and $15.3 million, respectively, in connection with our research and development efforts.

Clinical, Regulatory and Quality Assurance

Our clinical, regulatory and quality assurance group is responsible for:

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

In October 2003, the FDA cleared a new indication for use specifying that use of BIS monitoring to help guide anesthetic administration may be associated with the reduction of the incidence of awareness with recall in adults during general anesthesia and sedation. This clearance was based on data that was collected in several multi-center, multinational studies to assess the incidence of awareness with recall and the impact of BIS monitoring. More than 30,000 patients were enrolled in these studies, which we conducted over a period of 18 months. Results from these studies demonstrated that awareness with recall occurs in approximately one to two cases per 1,000 patients during general anesthesia. Although our clinical research and practice experience suggests that awareness with recall is more likely to occur when BIS values are high, we do not believe that our experience demonstrates conclusively that patient monitoring with the BIS system will identify or prevent all cases of awareness with recall.

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

Anesthesiology 2003, Annual Meeting A-1361). We believe that these preliminary findings need to be further confirmed in additional trials. We were not the direct sponsors in any of these studies.

Recent Clinical Studies

In March 2007, we announced the initiation of two studies being conducted with the Cleveland Clinic to investigate the impact of anesthetic management techniques on patient outcomes. The first is a vascular study which seeks to determine if avoidance of deep anesthesia, administration of steroids and control of blood sugar levels improves outcomes in patients undergoing major vascular surgery. The study is expected to evaluate up to 900 patients scheduled for elective major surgeries at Cleveland Clinic hospitals. Patients will be randomized to a surgical care protocol that includes administration of a steroid or placebo, intensive or conventional glucose management and lighter or deeper anesthetic management. Researchers will assess multiple outcome measures during and after surgery, including the incidence of major perioperative morbidity such as heart attack, as well as incidence of surgical complications, delirium and quality of life.

The second study is designed to test the hypothesis that avoiding deep general anesthesia reduces cancer recurrence rates in women under going surgery for breast cancer. The study is expected to evaluate up to 1,100 breast cancer patients scheduled to undergo mastectomies. Patients will be randomly assigned to regional anesthesia/analgesia with sedation or light anesthesia, or to a full general anesthetic and morphine analgesia. The study contemplates that participants will be followed for up to 10 years to determine the rate of cancer recurrence or metastasis. BIS monitoring will be used to assess whether the depth of general anesthesia is related to patient outcomes.

In 2008 we continued development of Aspect’s composite measure of BIS and EMG variability called Composite Variability Measure, or CVI, designed to assist anesthesia professionals with the management of intraoperative analgesia. Inadequate analgesia is associated with an increase in somatic events in response to painful stimuli during surgery. In 2007, we began enrollment in the multicenter ADVANCE trial, which is investigating this relationship. Enrollment in this trial was completed in 2008. We plan to conduct further CVI studies and evaluations in the first few quarters of 2009 and expect to launch CVI commercially, initially outside of the United States, by late 2009 pending receipt of appropriate regulatory approvals.

In 2008, we also completed a multi-center collaborative study called the Childhood Awareness and Recall Evaluation, or CARE study, which documented the incidence and risk factors for intraoperative awareness in children between the ages of five and fifteen. We have completed analysis on this study and have submitted publications for review.

In 2005, we agreed to collaborate with The Brain Resource Company in a multi-year clinical study to evaluate brain electrical activity in patients identified with mild cognitive impairment, or MCI, a memory impairment that often precedes Alzheimer’s disease. Interim results of this study indicate that our EEG-based biomarker correlates with standard measures of cognitive performance and suggest that EEG information may be helpful in determining which patients in the normal to MCI range are likely to experience congnitive decline. Subjects in this study are prospectively evaluated using our brain assessment technology to obtain an EEG cognitive functional score. The EEG assessments from the MCI patients are then compared with assessments in a recently acquired database of normal elderly subjects and Alzheimer’s disease patients. The interim results of this study indicate that patients suffering from MCI showed brain assessment scores between those of healthy and Alzheimer’s disease subjects. In December 2008, we concluded data collection in this study. We plan to do a final analysis of this study in the future.

Since 2003, 434 normal elderly subjects have enrolled in a longitudinal memory study, which we refer to as the Cape Cod Memory Study, conducted by us in which EEG and clinical information such as measures of cognitive performance and change in clinical status are collected on a quarterly basis over years. This data collected in the course of the Cape Cod Memory Study is intended to enable us to develop EEG biomarkers to: (i) assess cognitive performance and (ii) identify patients at risk of worsening cognition, which may be due to developing dementia caused by Alzheimer’s disease. To date, we have published results showing that BIS-AD correlates with metrics of cognitive performance and is an independent predictor of future (1 year) worsening of cognition in normal elderly subjects. In December 2008, we concluded data collection in the Cape Cod Memory Study. We plan to do a final analysis of this study in the future.

Engineering

Our engineering efforts focus primarily on continuing to improve the function and features of the BIS system and enhancing our technical leadership in signal-processing technology for use in patient care. We intend to leverage the BIS technology for the development of new monitoring products and proprietary disposable sensors for new applications and to take advantage of new opportunities such as the intensive care unit and procedural sedation markets.

Our engineering department has four primary areas of responsibility:

•	algorithm research,

•	product development,

•	pre-production quality assurance, and

•	clinical engineering.

In 2003, we developed the BISx system, which offers our original equipment manufacturers a BIS monitoring solution that provides the processing technology required to obtain BIS information from a single device the approximate size of a hockey puck. The BISx system has been designed to integrate with a wide range of patient monitoring platforms sold by original equipment manufacturers. The BISx system simplifies the incorporation of BIS technology into our original equipment manufacturer’s monitoring systems and makes integration feasible with a class of monitoring systems that has historically been out of reach due to the cost of integration. We also maintained backwards compatibility with our existing BIS engine technology to simplify the adoption of BISx by our existing partners. In 2008, we expanded the BISx system from two-channel EEG capability to four-channel capability (BISx4), providing a more powerful platform for new applications. As with prior new product introductions, the BISx4 was developed with full backwards compatibility simplifying the adoption by our existing partners.

We are in the process of investigating other product areas that utilize our expertise in anesthesia delivery and monitoring of the brain. We have a team that is investigating the use of the BIS monitoring platform to diagnose and track neurological disorders. We believe that because the BIS index quantifies changes in patients’ EEG, and we have shown the BIS index correlates with memory function and changes in brain metabolism, our technologies may be useful in detecting neurological disorders in patients. We are evaluating the application of the EEG-based parameters including those derived from the BIS index to measure brain function, which may assist in the detection of Alzheimer’s disease, depression and other neurological disorders, including sleep cycles and seizure detection. Although additional research and development and clinical trials will be required, our research shows a correlation between the EEG-based parameters and the severity of dementia in patients with Alzheimer’s disease and vascular dementia. This research complements our prior research demonstrating the correlation between the EEG-based parameters and the effects of pharmacological agents on the brain, changes in cerebral metabolic activity and clinical measures of cognitive and memory function.

Sales, Marketing and Customers

Our customers include anesthesia providers, hospitals, outpatient surgical centers and individual practitioners in office-based practice. We market and sell our products to our customers through:

•	our direct sales force,

•	distributors, and

•	original equipment manufacturers.

For the years ended December 31, 2008, 2007 and 2006, no one customer accounted for 10% or more of our total revenue.

Domestic

We market our BIS system in the United States primarily through a combination of a direct sales force, specialty distributors and original equipment manufacturers. As of December 31, 2008, our domestic direct sales force was composed of 91 sales professionals, which included product specialists, clinical specialists and inside sales representatives.

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

In addition to the two options noted above, we also offer customers the opportunity to use the BIS monitors under our Equipment Placement program, which we refer to as the EP program. Under the EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that may include a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to us.

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

Group Purchasing Organization	Effective Date	Termination Date

Healthtrust Purchasing Group, L.P.	July 28, 2000	February 28, 2009*(1)
Novation	January 27, 2005	July 31, 2011* (may be renewed for two one-year terms)
Consorta, Inc.	March 1, 2006	March 1, 2009*(1)

(1)	We are currently seeking to extend the current agreements while we renegotiate new contracts.

*	Agreement can be terminated by either party on either 60 or 90 day written notice.

International

We conduct our international operations through our international headquarters in the Netherlands and through subsidiaries in the United Kingdom, Germany and France. We continue to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. As of December 31, 2008, we employed 49 persons in our international organization located in Europe, Asia, Australia and South America. See Note 16, “Segment Information and Enterprise Reporting,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for domestic and international financial information.

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

Distribution Agreements

We have entered into a distribution agreement, dated January 21, 1998, with Nihon Kohden Corporation, under which Nihon Kohden has agreed to act as an exclusive distributor of our BIS monitors and related products in Japan. The initial term of this agreement ended in January 2003, and is subject to automatic renewal annually unless either party provides written notice of termination to the other party at least three months prior to expiration of any renewal period. This agreement automatically renewed for an additional one-year period on February 21, 2009.

Original Equipment Manufacturer Relationships

We have entered into agreements with the following nine patient monitoring or anesthesia equipment companies that provide for the integration of our BIS technology into their patient monitoring equipment:

•	Datascope Corp.,

•	Dixtal Biomedica Ind E Com Ltda.,

•	Dräger Medical Systems,

•	General Electric (Healthcare Division),

•	Mennen Medical LTD

•	Nihon Kohden Corporation,

•	Philips Medizinsysteme Boeblingen GmbH,

•	Spacelabs Healthcare, Inc., and

•	Shenzhen Mindray Bio-Medical Electronics Co., Ltd.

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

As of December 31, 2008, we held 23 United States patents and had filed ten additional United States patent applications. Our issued United States patents generally relate to our BIS technologies and uses thereof and expire at various dates between 2011 and 2024. We also have numerous corresponding patents and pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia, Japan, Mexico, Brazil, China and India.

We have also been granted a perpetual, royalty-free, non-exclusive license by Siemens Medical Systems, Inc. to a United States patent covering signal acquisition technology for digital signal converters.

Additionally, in July 2004, we exercised our right to acquire an exclusive license from the Regents of the University of California to certain brain monitoring technology in the field of diagnosis and management of neurological diseases and conditions which was developed at the Neuropsychiatric Institute and David Geffen School of Medicine at UCLA. On July 27, 2007 we acquired an additional exclusive license from the Regents of the University of California to other certain brain monitoring technology in the field of diagnosis and management of neurological diseases.

Government Regulation

The manufacture and sale of medical devices intended for commercial distribution and use are subject to extensive government regulation in the United States and in other countries. Our existing products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices. Noncompliance with applicable regulations can result in refusal of the government to grant clearance for devices, withdrawal of prior clearances or approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

FDA Clearance Procedures

510(k) Clearance Pathway.  Generally, before we can introduce a new product in the United States, we must obtain FDA clearance of a premarket notification under Section 510(k) of the FDC Act, referred to as a 510(k) notification, or approval of a premarket approval application under Section 515 of the FDC Act. To date, we have received clearance of a 510(k) notification from the FDA with respect to 19 products, including most recently the Zipprep Electrode in January 2007, the BIS VIEW in June 2007 and the VISTA/BISx in November 2007. The FDA attempts to respond to a 510(k) pre-market notification within 90 days of submission of the notification, but the response may be a request for additional information or data, sometimes including clinical data. As a practical matter, pre-market clearance can take significantly longer, including up to one year or more.

If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. The manufacturer may also be subject to significant regulatory fines and penalties.

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

Pre-market Approval Pathway.  A pre-market approval application must be submitted if the device cannot be cleared through the 510(k) process. The pre-market approval process is much more demanding than the 510(k) pre-market notification process. A pre-market approval application must be supported by extensive data and information including, but not limited to, technical, preclinical and clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

After the FDA determines that a pre-market approval application is complete, the FDA begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted pre-market approval application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the Quality System Regulations, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. New pre-market approval applications or supplemental pre-market approval applications are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the pre-market approval process. Pre-market approval supplements often require submission of the same type of information as a pre-market approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials.  A clinical trial is almost always required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical trials for devices that involve significant risk, referred to as significant risk devices, require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the institutional review board, or IRB, overseeing the clinical trial. If the FDA fails to respond to an IDE application within 30 days of receipt, the application is deemed approved, but IRB approval would still be required before a study could begin. Products that are not significant risk devices are deemed to be “non-significant risk devices” under FDA regulations, and are subject to abbreviated IDE requirements, including informed consent, IRB approval of the proposed clinical trial, and submitting certain reports to the IRB. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB at each clinical study site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, requirements.

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include, among others:

•	Quality System Regulations, which require manufacturers to have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved, or off-label, uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	recalls and notices of correction or removal.

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

FDA Inspections.  The FDA monitors compliance with current Good Manufacturing Practices regulations by conducting periodic inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities, the continued marketing of our products may be adversely affected. During the last routine inspection of our manufacturing facility by the FDA in 2005, the FDA noted no adverse observations. We believe that we have continued to maintain manufacturing facilities and procedures that are compliant with all applicable government quality systems regulations and guidelines. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following:

•	warning letters or untitled letters;

•	fines, injunctions, and civil penalties;

•	administrative detention;

•	voluntary or mandatory recall or seizure of our products;

•	customer notification, or orders for repair, replacement or refund;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to review pre-market notification or pre-market approval submissions;

•	rescission of a substantial equivalence order or suspension or withdrawal of a pre-market approval; and

•	criminal prosecution.

Product Labeling.  Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

MDR Regulations.  The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to a death or serious injury.

In June 1998, we obtained ISO 9001: 1994 /EN 46001 international quality management system certification and European Medical Device Directive EC certification. These certifications show that our development, production and distribution of products comply with these standards and directives. Our continued compliance with these standards and directives has been confirmed since June 1998 in annual surveillance audits. In April 2003, we obtained ISO 13485/CMDR certification from a CMDCAS (Canadian) recognized registrar. In September 2005, we obtained ISO 13485: 2003/CMDR re-certification from a CMDCAS (Canadian) recognized registrar. The ISO 9001, ISO 13485 and Medical Device Directive, or MDD, certifications signify compliance with the requirements enabling us to affix the CE Mark to our current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union countries. Since June 1998, medical devices cannot be sold in European Union countries unless they display the CE Mark.

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

Foreign Regulation of Medical Devices

Clearance or approval of our products by regulatory authorities comparable to the FDA may be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA clearance has been obtained. The regulatory requirements for medical devices vary significantly from country to country. They can involve requirements for additional testing and may be time consuming and expensive.

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

Employees

As of December 31, 2008, we had 322 employees worldwide in the following functional areas:

Number of
Employees	Functional Area

168	Sales, Marketing and Clinical Support
51	Manufacturing
45	General and Administrative
41	Research and Development
17	Clinical and Regulatory Affairs

322	Total

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

Although we were profitable for the years ended December 31, 2008 and 2007, we will not continue to be profitable or increase our level of profitability if hospitals and anesthesia providers do not buy and use our BIS system in sufficient quantities. Our customers may determine that the cost of the BIS system exceeds cost savings in drugs, personnel and post-anesthesia care recovery that may result from use of the BIS system. Also, if third party reimbursement is based on charges or costs, patient monitoring with the BIS system may have the effect of reducing reimbursement because the charges or costs for surgical procedures may decline as a result of monitoring with the BIS system. In addition, hospitals and anesthesia providers may not accept the BIS system as an accurate or superior means of assessing a patient’s level of consciousness during surgery or in the intensive care unit. If extensive or frequent malfunctions occur, healthcare providers may also conclude that the BIS system is unreliable. If hospitals and anesthesia providers do not accept the BIS system as cost-effective, accurate and reliable, they will not buy and use the BIS system in sufficient quantities to enable us to continue to be profitable.

Moreover, additional clinical research we or third parties undertake may fail to support the benefit of our products, including failing to support evidence of a link between the use of BIS monitoring and a reduction in the incidence of awareness. For example, a third-party study recently published in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. We believe that the rate of growth of our sensor revenue was, in part, adversely affected in the second half of 2008, and may be adversely affected in future periods as a result of this publication. If the patient safety benefits of BIS monitoring are not persuasive enough to lead to a wider adoption of our BIS technology, our business, financial condition and results of operations could be adversely affected.

The success of our business depends in a large part on continued use of the BIS system by our customers and, accordingly, sales by us of BIS Sensors. Sales of BIS Sensors have increased over time as a percentage of our revenue as compared to sales of Equipment as we built our installed base of monitors and modules, and we expect they will continue to increase. If use of our BIS system, and accordingly, sales of our BIS Sensors, do not increase, our ability to grow our revenue and maintain profitability could be adversely affected.

We depend on our BIS system for substantially all of our revenue, and if the BIS system does not gain widespread market acceptance, then our revenue will not grow.

To date, we have not achieved widespread market acceptance of the BIS system for use in the operating room or in the intensive care unit from healthcare providers or professional anesthesia organizations. Because we depend on our BIS system for substantially all of our revenue, and we have no other significant products, if we fail to achieve widespread market acceptance for the BIS system, we will not be able to sustain or grow our product revenue.

Various factors may adversely affect our quarterly operating results at least through the first fiscal quarter of 2009.

Various factors may adversely affect our quarterly operating results at least through the first fiscal quarter of 2009. Among these factors are the following:

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

•	we have expanded our sales force and expect that such expansion will continue to increase our operating expenses in future periods and that such an increase would not be offset at least initially by an increase in revenue; as a result our operating results in such periods could be adversely affected;

•	we have shifted the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to continue to decrease. As such, if we do not increase revenue from sales of our BIS Sensors quickly, or at all, our operating results could be adversely affected;

•	we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists;

•	we have repurchased a portion of our 2.5% convertible senior notes due 2014, referred to as our notes, and we may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the note, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made; and

•	we face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies including without limitation the effects of domestic inflation, declines in the value of our investments and the global rise in energy costs.

If these or any other adverse factors cause a decline in our operating results, or if the market perceives that any such adverse factors could cause a decline in our operating results, in the first quarter of 2009 or beyond, then the trading price of our common stock may decline and your investment may lose value.

Fluctuations in our quarterly operating results could cause our stock price to decrease.

Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:

•	the timing and volume of customer orders for our BIS system;

•	market acceptance of our BIS VISTA monitor;

•	use of and demand for our BIS Sensors;

•	transition of sales focus from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration;

•	customer cancellations;

•	introduction of competitive products;

•	regulatory approvals;

•	changes in management;

•	turnover in our direct sales force;

•	expansion of our direct sales force which has increased our operating expenses, and this increase will not be offset, at least initially, by an increase in revenue;

•	effectiveness of new marketing and sales programs;

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business, including publication of the results of clinical studies;

•	trading in our convertible debt instruments;

•	repurchases of shares of our common stock or our notes;

•	the amount of our outstanding indebtedness and interest payments under debt obligations;

•	reductions in orders by our distributors and original equipment manufacturers; and

•	the timing and amount of our expenses.

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

The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations and our investment portfolio may become impaired further by a continuation of the global economic crisis.

As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. The current tightening of credit in financial markets may lead hospitals to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The volatility in the credit markets has severely diminished liquidity and capital availability. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Our investment portfolio consists primarily of money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various governmental agencies. Although the primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions, these investments are subject to risk of default, changes in credit rating and changes in market value. The current adverse financial market conditions have negatively affected investments in many industries, including those in which we invest. We recognized a loss of approximately $1.5 million in our statement of income for the year ended December 31, 2008 due to our disposition of certain investments with significant unrealized losses. The current global economic crisis may continue to have a negative impact on the market values of the investments in our investment portfolio.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, new regulations of the Securities and Exchange Commission, or SEC, and Nasdaq Global Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New accounting pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies.

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

We believe that the financial resources available to us, including our current working capital and available revolving line of credit, will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months. If we are unable to increase our revenue and continue to maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:

•	the research and development costs of our products or technology currently under development, including costs to fund our neuroscience program following termination in June 2007 of our alliance with Boston Scientific Corporation, increase beyond current estimates;

•	we decide to expand faster than currently planned;

•	we develop new or enhanced services or products ahead of schedule;

•	we decide to undertake new sales and/or marketing initiatives;

•	we are required to defend or enforce our intellectual property rights, or respond to other legal challenges with respect to our products, including product liability claims;

•	sales of our products do not meet our expectations domestically or internationally, including sales of our BIS Sensors;

•	we are required or elect to pay the principal under our notes in cash at or prior to maturity or we determine to repurchase any portion of our notes;

•	we experience unexpected losses in our cash investments or are otherwise unable to liquidate these investments due to unfavorable conditions in the capital markets;

•	we need to respond to competitive pressures; or

•	we decide to acquire complementary products, businesses or technologies.

The current economic crisis has severely diminished the availability of capital. While we have no immediate need to access the equity or credit markets, the current economic crisis may limit our ability to access these markets to obtain financing in the future. The cost and terms of such future financing is unclear and we can provide no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future operations which would significantly limit our ability to implement our business plan and could result in a default under our 2.5% convertible senior notes due 2014. In addition, we may have to issue equity securities that may have rights, preferences and privileges senior to our common stock or issue debt securities that may contain limitations or restrictions on our ability to engage in certain transactions in the future.

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

The medical device industry in which we market our products is characterized by rapid product development and technological advances. Our competitors have received clearance by the FDA, for, and have introduced commercially, anesthesia monitoring products. If we do not compete effectively with these monitoring products, our revenue could be adversely affected. Our current and planned products are at risk of obsolescence from:

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

In order for us to sell our products, anesthesia professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of consciousness monitoring and the products of our competitors, and on training healthcare professionals in the proper application of our products. For example, we believe that the publication in March 2008 of a study in the New England Journal of Medicine that concluded that no benefit of BIS monitoring was demonstrated when compared to an alternative protocol for consciousness monitoring has adversely affected, and could continue to adversely affect, market perceptions of the benefits of our BIS monitoring products and, accordingly, the degree to which anesthesia professionals and other healthcare providers endorse those products. If we are not successful in obtaining and maintaining the recommendations or endorsements of anesthesiologists and other healthcare professionals for our products, our sales may decline or we may be unable to increase our sales and profits.

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

If we are unable to continue to develop or acquire and market new products and technologies, we may experience a decrease in demand for our products, and a loss of market share and our business would suffer. We depend on our BIS system for substantially all our revenue, and we have no other significant products. As the market for our BIS system matures, we need to develop or acquire and introduce new products for anesthesia monitoring or other applications. Additionally, we have been researching the use of BIS monitoring to diagnose, track and manage neurological diseases, including Alzheimer’s disease and depression. We face at least the following two risks with respect to our planned development of new products and our entrance into potential new markets:

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

In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. Also, we need to continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. We have shifted the focus of our sales and marketing emphasis from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We and Boston Scientific jointly terminated our strategic alliance and other agreements and, as a result, we may not have sufficient funding to finance our neuroscience programs.

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

As a result of the termination of our alliance with Boston Scientific Corporation, we have regained the commercial rights to products subject to the alliance that we previously shared, but we have lost the support that Boston Scientific Corporation would have provided under the alliance to develop and market products for monitoring patients under sedation and for neuroscience applications. Specifically, we will not receive funding and distribution support from Boston Scientific Corporation for these products. Consequently, we may need to find alternative sources of funds, which may not be available, and we may need to develop our own distribution capabilities or use a third-party distributor. There can be no guarantee that we will be able to develop these new products successfully on our own or that we will be able to reach any agreement with a third-party distributor on terms acceptable to us, or at all.

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

The FDA also requires us to adhere to current Good Manufacturing Practices regulations, also known as the Quality System Regulation, or QSR, in the case of medical devices, which include production controls, design controls, testing, quality control, documentation procedures, verification and validation of the design and of the production process, purchasing controls for materials and components, implementation of corrective and preventive actions, and servicing, among other requirements. The FDA may at any time inspect our facilities to determine whether adequate compliance with QSR requirements has been achieved. Compliance with the QSR regulations for medical devices is difficult and costly. In addition, we may not continue to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. If we do not achieve continued compliance, the FDA may issue a warning letter, withdraw marketing clearance, require product recall, seize products, seek an injunction or consent decree, or seek criminal prosecution, among other possible remedies. When any change or modification is made to a device or its intended use, the manufacturer may be required to reassess compliance with the QSR regulations, which may cause interruptions or delays in the marketing and sale of our products.

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

All of our manufacturing activities are performed at a single site and any disaster at this site could disrupt our ability to manufacture our products for a substantial length of time, which could cause our revenues to decrease.

We assemble all of our BIS hardware and produce all of our BIS Sensors in one facility in Norwood, Massachusetts. Despite precautions we take, events such as fire, flood, power loss or other disasters at this facility could significantly impair our ability to manufacture our products and operate our business. Our facility and certain manufacturing equipment located in that facility would be difficult to replace and could require substantial replacement lead-time. Catastrophic events may also destroy any inventory of product or components located in our facility. While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of this insurance coverage, which would impair our financial results.

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

Our president and chief executive officer, Nassib Chamoun, joined us at our inception in 1987. Our chairman, J. Breckenridge Eagle, began serving as a director in 1988. Many other members of our management and key employees have extensive experience with us and other companies in the medical device industry. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed. We compensate our executive officers in part with equity incentives, including stock options. A significant portion of the stock options held by our senior management and employees have exercise prices below the fair market value of our common stock.

If we do not attract and retain skilled personnel, or if we do not maintain good relationships with our employees, we will not be able to expand our business.

Our products are based on complex signal-processing technology. Accordingly, we require skilled personnel to develop, manufacture, sell and support our products. Our future success will depend largely on our ability to continue to hire, train, retain and motivate additional skilled personnel, particularly sales representatives who are responsible for customer education and training and post-installation customer support. In order to hire and train skilled personnel, we believe that we will need to provide compensation arrangements, including incentive-based programs, that are competitive with programs offered by comparable medical device companies. Various factors may prevent us from implementing or maintaining such programs, including business and general market conditions and fluctuations in our stock price. If we are not able to attract and retain skilled personnel, we will not be able to manage and expand our business.

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

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to accurately report financial information or data or to disclose unauthorized activities to us. Employee misconduct could also involve improper sales tactics or use of customer information or information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a written code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

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

The market price of our stock is highly volatile. This volatility could cause your investment in our stock to suffer a decline in value.

The market price of our stock is highly volatile. For example, from January 1, 2008 through December 31, 2008, the price of our common stock has ranged from a high of $14.25 to a low of $2.50. As a result of this volatility, your investment in our stock could rapidly lose its value. Our stock price could fluctuate for many reasons, including without limitation:

•	variations in our quarterly operating results or those of companies that are perceived to be similar to us;

•	third-party sales of large blocks of our common stock;

•	rumors relating to us or our competitors;

•	changes to our research and development plans and/or announcements regarding new technologies by us or our competitors;

•	adverse results in clinical trials of our BIS monitoring system products and products under development;

•	negative publicity or unfavorable media coverage;

•	lawsuits involving us;

•	sales by us of equity or debt to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	FDA or international regulatory actions or lawsuits concerning the safety of our products; and

•	market conditions, both in the medical device sector and generally.

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

Risks Related to our Issuance of $125.0 Million Principal Amount of 2.5% Convertible Senior Notes due 2014

Our increased indebtedness as a result of the issuance of $125.0 million principal amount of 2.5% convertible senior notes, or the notes, may harm our financial condition and results of operations.

In June 2007, we issued $125.0 million principal amount of 2.5% convertible senior notes due 2014. At February 28, 2009, $58.0 million principal amount remained outstanding. Our level of indebtedness could have important consequences to investors, because:

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

Under the terms of the indenture for the notes, if we obtain stockholder approval, we could elect net share settlement of the notes. To date, we have not sought such approval. The net share settlement feature of the notes may:

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

If we repurchase any portion of our notes, such repurchases could adversely affect the holders of both our notes and our common stock and could also adversely affect our financial condition and operating results.

During 2008, we repurchased $60.0 million of the notes for total consideration of $30.4 million, plus accrued interest of $617,000 to the date of repurchase. As a result of these transactions, we have recorded a net gain on debt repurchases of $27.8 million for the year ended December 31, 2008. In February 2009, we repurchased an additional $7.0 million of the notes for total consideration of approximately $3.8 million, including accrued interest of approximately $28,000, which resulted in a net gain on repurchase of approximately $3.0 million. We may, from time to time, depending on market conditions, including without limitation whether our notes are then trading at discounts to their respective face amounts, repurchase additional outstanding notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt, or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material. In addition, if we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, such exchanges could result in material dilution to holders of our common stock. Moreover, any such repurchase could result in a tax liability if made at a discount to the face amount of the notes, and/or could otherwise adversely affect our financial condition or results of operations. Repurchases of the notes could also adversely affect the trading market for such notes if, for example, the public float on such notes is materially reduced. There can be no assurance that we will repurchase or exchange any additional outstanding notes and even if, in the future, we elect to repurchase a portion of the outstanding notes, any such repurchase may not be successfully completed or, if completed, may not be on terms that are favorable to us or that result in expected benefits for us.

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

As of December 31, 2008, we had outstanding options to purchase approximately 4,265,000 shares of our common stock at a weighted average exercise price of $17.02 per share (approximately 776,000 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.

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

The notes will be our senior unsecured obligations and rank equally with any senior debt and senior to any subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2008, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.

The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.

The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of December 31, 2008, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $1.5 million. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease approximately 136,500 square feet of administrative and manufacturing space in Norwood, Massachusetts. The lease expires in 2016 and we have been granted the option to extend the term for three additional five-year periods.

We lease approximately 9,280 square feet of office space located in De Meern, The Netherlands for our international operations. This lease expires in December 2011.

We believe that our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

On October 10, 2007, a purported holder of our common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of our 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain of our unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. We were named as a nominal defendant in the action, but have no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering (many of whom still serve as our officers or directors) are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended, or a new complaint or suit filed, naming such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Exchange Act. On February 27, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, we joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. The Plaintiff filed her opposition on September 8, 2008, and we and the other Issuer Defendants filed our Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. Oral argument on the Joint Motion to Dismiss was held on January 16, 2009 at which time the Judge took the pending notice to dismiss under advisement. The Judge has stayed discovery until he rules on all motions to dismiss. We currently believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “ASPM” since July 1, 2006 and on the Nasdaq National Market since January 28, 2000. The following table sets forth, for the years ended December 31, 2007 and 2008, the range of high and low sales prices for our common stock on the Nasdaq Global Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low

2007:
Quarter Ended March 31, 2007	$19.51	$14.47
Quarter Ended June 30, 2007	17.58	14.75
Quarter Ended September 29, 2007	15.70	11.84
Quarter Ended December 31, 2007	16.08	12.59
2008:
Quarter Ended March 29, 2008	$14.25	$4.87
Quarter Ended June 28, 2008	7.05	5.02
Quarter Ended September 27, 2008	7.39	4.71
Quarter Ended December 31, 2008	5.32	2.50

On February 27, 2009, the last reported sales price of our common stock on the Nasdaq Global Market was $3.50 per share. As of February 27, 2009, there were approximately 394 holders of record of our common stock.

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

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data as of December 31, 2008 and 2007, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Consolidated Statements of Income Data:
Product revenue	$99,267	$92,078	$85,018	$73,471	$54,902
Strategic alliance revenue	—	5,246	6,316	3,524	662

Total revenue	99,267	97,324	91,334	76,995	55,564
Costs of product revenue	25,263	23,319	22,171	19,303	12,992

Gross profit	74,004	74,005	69,163	57,692	42,572
Operating expenses:
Research and development	16,688	16,052	15,280	10,464	7,470
Sales and marketing	46,629	39,823	35,571	30,298	26,695
General and administrative	16,899	15,486	12,446	10,291	8,946

Total operating expenses	80,216	71,361	63,297	51,053	43,111

(Loss) income from operations	(6,212)	2,644	5,866	6,639	(539)
Interest income, net	405	3,009	3,332	1,926	923
Realized losses on sales of investments, net	(1,513)	—	—	—	—
Gain on repurchases of debt	27,793	—	—	—	—

Income before income taxes	20,473	5,653	9,198	8,565	384
Income tax provision (benefit)	9,372	3,397	(27,891)	90	81

Net income	$11,101	$2,256	$37,089	$8,475	$303

Net income per share:
Basic	$0.64	$0.12	$1.66	$0.39	$0.02
Diluted	$0.56	$0.11	$1.59	$0.35	$0.01
Weighted average shares used in computing net income per share:
Basic	17,255	19,614	22,378	21,508	20,142
Diluted	23,230	20,247	23,380	23,921	22,286

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$82,612	$108,480	$62,459	$61,259	$43,652
Restricted cash	839	1,004	1,011	82	82
Working capital	91,981	118,824	70,645	64,853	41,814
Total assets	136,974	173,477	125,254	87,132	61,690
Long-term debt	65,000	125,000	—	—	186
Total stockholders’ equity	56,030	36,675	109,248	67,423	45,586

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	2008	2007	2006
	(dollar amounts in thousands)

Domestic revenue	$69,101	$73,107	$70,729
Percent of total revenue	70%	75%	77%
International revenue	$30,166	$24,217	$20,605
Percent of total revenue	30%	25%	23%
Total revenue	$99,267	$97,324	$91,334
BIS Sensor revenue	$84,161	$75,372	$64,752
Percent of total revenue	85%	78%	71%
Equipment revenue	$15,106	$16,706	$20,266
Percent of total revenue	15%	17%	22%
Strategic alliance revenue	$—	$5,246	$6,316
Percent of total revenue	—	5%	7%
Total revenue	$99,267	$97,324	$91,334

At December 31, 2008, we had cash, restricted cash and investments of approximately $83.5 million and working capital of approximately $92.0 million.

We follow a system of fiscal quarters as opposed to calendar quarters. Therefore, the first three quarters of each fiscal year end on the Saturday closest to the end of the calendar quarter and the last quarter of the fiscal year always ends on December 31.

We believe our ability to grow our revenue is directly related to whether our customers continue to purchase and use our BIS Sensors after they purchase our Equipment. We believe the primary reason for the growth in product revenue is a direct result of the shift of our sales and marketing emphasis from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As we seek to continue to achieve this growth, we have expanded our sales forces and are implementing new sales and marketing programs. We expect that as we seek to grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.

In order to sustain profitability, we believe that we need to continue to maintain our gross profit and control the growth of our operating expenses. To maintain our gross profit, we believe we must continue to focus on maintaining our average unit sales prices of our BIS Sensors, increasing revenue from the sale of BIS Sensors as a percentage of total revenue, as BIS Sensors have a higher gross profit than Equipment, and continuing to reduce the costs of manufacturing our products.

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

We have subsidiaries in The Netherlands, United Kingdom, Germany and France to facilitate the sale of our products into the international market. We are continuing to develop our international sales and distribution program through a combination of distributors and marketing partners, including companies with which we have entered into original equipment manufacturer relationships. See Note 16 of the Notes to our Consolidated Financial Statements contained elsewhere in this annual report for additional information concerning sales of our products outside the United States.

We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers), our BIS XP system and, most recently in December 2007, our BISx and the BIS VISTA monitor. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 15%, 15% and 12%, respectively, of international revenue in 2008, 2007 and 2006, respectively.

We account for share-based payments to employees under Financial Accounting Standards Board’s, or FASB’s, Statement of Financial Accounting Standards, or SFAS, 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. For the three years ended December 31, 2008, 2007 and 2006, we recognized approximately $7.6 million, $8.7 million and $6.7 million, respectively, of stock-based compensation expense in our consolidated statement of income. See Note 2 of the Notes to our Consolidated Financial Statements contained elsewhere in this annual report for further information regarding our adoption of SFAS No. 123R.

Various factors may adversely affect our quarterly operating results at least through the first quarter of 2009. For example, a third party study that was published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. While the study results were consistent with earlier studies that showed a low incidence of awareness using BIS, we believe the conclusions drawn by the authors are not supported by their data and that there were several flaws in the design and execution of the trial. However, we believe that the publication of this study has had, and may continue to have an adverse effect on the rate at which existing or potential new customers purchase and use our products. We have also recently expanded our sales force and expect that such expansion will increase our operating expenses in future periods and that the resulting increase in operating expenses would not be offset at least initially by an increase in revenue. We also are continuing to shift the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to decrease. Additionally, we have repurchased a portion of our notes, and may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the notes, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made. Finally, we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on

Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists. We also face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies.

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

Revenue Recognition

We sell our BIS monitors primarily through a combination of a direct sales force and distributors. We sell our BIS modules to original equipment manufacturers who then incorporate them into their equipment and sell to the end-user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables, or SAB No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.

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

We follow SFAS No. 13, Accounting For Leases, or SFAS No. 13, in connection with our sales-type lease agreements. Under our sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. The minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease, is recorded as the net investment in sales-type leases. We recognize Equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period it is acquired. We review and assess the net realizability of our investment in sales-type leases at each reporting period. This review includes determining, on a customer specific basis, if a customer is significantly underperforming relative to the customer’s cumulative level of committed BIS Sensor purchases as required by the sales-type lease agreement. If a customer is underperforming, we record an allowance for lease payments as a charge to revenue to reflect the lower estimate of the net realizable investment in sales-type lease balance. Changes in the extent of underperformance in the agreements could increase or decrease the amount of revenue recorded in future periods.

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

Stock-Based Compensation

SFAS No. 123R requires that stock-based compensation expense associated with equity instruments be recognized in the consolidated statement of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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

Expected volatility:  in estimating our expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility in the three and 12 months ended December 31, 2008. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.

Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 5.30% of the relevant 2007 and 2008 option grants. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.

These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.

As of December 31, 2008, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $5.3 million and $4.8 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 24 months and 30 months, respectively.

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

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. We did not accrue interest expense related to these unrecognized tax benefits due to our historical carryforward loss position, the uncertain benefits have not yet reduced taxes payable and, accordingly, no interest expense has been accrued. The net adjustment to retained earnings upon adoption to FIN 48 on January 1, 2007 was $371,000.

Results of Operations

The following tables present, for the periods indicated, financial information expressed as a percentage of revenue and a summary of our total revenue. This information has been derived from our consolidated statements of income included elsewhere in this Annual Report on Form 10-K. You should not draw any conclusions about our future results from the results of operations for any period.

	Year Ended December 31,
	2008	2007	2006

Revenue	100%	100%	100%
Costs of revenue	25	24	24

Gross margin	75	76	76
Operating expenses:
Research and development	17	16	17
Sales and marketing	47	41	39
General and administrative	17	16	14

Total operating expenses	81	73	70

(Loss) income from operations	(6)	3	6
Interest income, net	—	3	4
Realized losses on sales of investments, net	(2)	—	—
Gain on repurchases of debt	28	—	—

Income before income taxes	20	6	10
Income tax provision (benefit)	9	4	(32)

Net income	11%	2%	42%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

			Percentage
			Increase
	2008	2007	(Decrease)
	(in thousands, except unit amounts)

Revenue — Worldwide
BIS Sensors	$84,161	$75,372	12%
BIS monitors	7,650	9,869	(22)%
Original equipment manufacturer products	4,320	3,941	10%
Other equipment and accessories	3,136	2,896	8%

Total equipment	15,106	16,706	(10)%

Total product revenue	99,267	92,078	8%
Strategic alliance	—	5,246	(100)%

Total revenue	$99,267	$97,324	2%

Unit Analysis — Worldwide
BIS Sensors	6,150,000	5,421,000	13%
BIS monitors	2,547	3,208	(21)%
Original equipment manufacturer products	5,724	4,907	17%
Installed base	56,305	47,474	19%

Revenue.  Revenue from the sale of BIS Sensors increased approximately 12% from 2007 to 2008 and the number of BIS Sensors sold increased approximately 13% during this same period. We believe the increase in revenue from the sale of BIS Sensors and the number of BIS Sensors sold during this period was primarily attributable to two factors. First, we have shifted the focus of our sales and marketing strategy from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration and second, we experienced growth in the installed base of BIS monitors. The number of domestic sensors sold was approximately 3.6 million in 2007 and increased to approximately 3.9 million in 2008, an increase of approximately 8%, while the number of international sensors sold increased approximately 25% from approximately 1.8 million in 2007 to approximately 2.3 million in 2008. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 19% to 56,305 units at December 31, 2008 compared with 47,474 units at December 31, 2007.

Equipment revenue decreased approximately 10% from 2007 to 2008. The decrease in Equipment revenue during the year was primarily a result of a decrease of 22% in BIS monitor revenue offset by an increase in original equipment manufacturer product revenue of approximately 10% and an increase in other equipment and accessory revenue of approximately 8%. The decrease in monitor revenue was a result of a decrease of approximately 21% in the number of monitors sold. In 2008, we sold 2,547 monitors compared with 3,208 in 2007. Domestically, we sold 667 monitors in 2008 compared with 1,646 monitors sold in 2007. The increase in original equipment manufacturer product revenue was a result of an increase of approximately 17% in the number of products sold to our original equipment manufacturers.

For the year ended December 31, 2008, we recorded no strategic alliance revenue compared with approximately $5.2 million for the year ended December 31, 2007. The strategic alliance revenue in the prior year is primarily attributable to revenue we recognized from our agreements with Boston Scientific Corporation. In June 2007, we entered into a termination and repurchase agreement with Boston Scientific Corporation pursuant to which all agreements with Boston Scientific Corporation, including the 2002 OEM product development and distribution agreement and the 2005 product development and distribution agreement were terminated.

Our gross margin was approximately 74.6% in 2008 compared with a gross margin of approximately 76.0% in 2007. The decrease in gross margin in 2008 was primarily the result of two factors; first, we recognized $5.2 million of strategic alliance revenue in 2007, compared with no strategic alliance revenue recognized in 2008, and second, there was a change in the hardware mix transitioning from the A-2000 to the VISTA platform.

Expense Overview

			Percentage
	2008	2007	Increase
	(dollar amounts in thousands)

Expenses
Research and development	$16,688	$16,052	4%
Sales and marketing	46,629	39,823	17%
General and administrative	16,899	15,486	9%

Research and Development.  The increase in research and development expenses in 2008 compared with 2007 was primarily attributable to an increase in compensation and benefits paid to our research and development personnel of approximately $543,000, an increase in compensation expense for employees we hired on a temporary basis of approximately $194,000, offset by a decrease in consulting expense of approximately $134,000. The increase in compensation and benefits is primarily related to an increase in salary and benefits of approximately $444,000 as a result of annual salary increases of personnel in the beginning of the year, an increase of approximately $141,000 related to a reduction in force that took place in December and an increase of approximately $70,000 in our annual bonus accrual. These increases were offset by a decrease in the stock-based compensation expense recorded of approximately $90,000. We expect research and development expenses in 2009 to decrease compared to the level of research and development expenses in 2008 due to the reduction in force that took place in 2008.

Sales and Marketing.  The increase in sales and marketing expenses in 2008 compared with 2007 was primarily attributable to an increase of approximately $2.9 million in compensation and benefits, an increase of approximately $937,000 in travel expenses and an increase of approximately $3.0 million in other operating expenses. The overall increase in compensation and benefits is principally the result of the sales force expansion which we initiated during the second quarter of 2008 and a sales retention program implemented in April 2008. The increase in other operating expenses was driven by an increase of approximately $582,000 in recruiting expense as a result of the sales force expansion and an increase of approximately $198,000 in training expense associated with the sales force expansion. In addition, there was an increase of approximately $610,000 in market research expense related to strategic development, an increase of approximately $381,000 in realized and unrealized losses on currency exchange, an increase of approximately $308,000 in compensation expense paid to employees we hired on a temporary basis and an increase of approximately $252,000 in honorarium expense related to clinician education. We expect sales and marketing expenses in 2009 to increase compared with the level of sales and marketing expenses in 2008 due to the expenses associated with our sales force expansion.

General and Administrative.  The increase in general and administrative expenses in 2008 compared with 2007 was attributable to an increase in compensation and benefits paid to our general and administrative personnel of approximately $926,000 and an increase of approximately $300,000 in accounting and tax expense. The increase in compensation and benefits is primarily due to an increase in head count and the expense we recorded in connection with the severance agreement we entered into with our former chief financial officer, who resigned effective December 31, 2008. We expect general and administrative expenses in 2009 to be comparable to the level of general and administrative expenses in 2008.

Interest Income.  Interest income decreased to approximately $3.8 million in 2008 from approximately $5.0 million in 2007, a decrease of approximately 24%. The decrease in interest income in 2008 compared with 2007 was primarily attributable to a lower cash and investment balance resulting from the repurchase of a portion of our convertible debt combined with a decrease in investment return rates. We expect interest income to decrease in 2009 compared with 2008 due to a lower cash and investment balance combined with a decrease in investment return rates.

Interest Expense.  Interest expense increased to approximately $3.4 million in 2008 from approximately $2.0 million in 2007. The increase in interest expense in 2008 was the result of a full year of interest expense from the issuance in June 2007 of $125.0 million aggregate principal amount of 2.5% convertible senior notes due 2014. At December 31, 2008, an aggregate of $65.0 million in aggregate principal amount was outstanding. We expect interest expense to decrease in 2009 compared with 2008 due to a lower balance on our long-term debt.

Other Income (expense).  Other income (expense), excluding interest income and interest expense, was approximately $26.3 million in 2008 compared with no other income (expense) in 2007. The increase in other income is primarily due to aggregate gains of approximately $27.8 million resulting from repurchases of portions of our convertible debt throughout 2008. This increase is offset by gross realized losses of approximately $1.5 million on the sales of investments in 2008. We expect other income in 2009 to be below the level of other income in 2008.

Income taxes.  Our provision for income taxes comprises a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse. Our income tax provision was approximately $9.4 million for the year ended December 31, 2008 compared with an income tax provision of approximately $3.4 million for the year ended December 31, 2007.

As of December 31, 2008, we had United States federal net operating loss, or NOL, carryforwards of approximately $17.2 million and state NOL carryforwards of approximately $407,000, which expire at various dates through 2027, compared with federal NOL carryforwards of approximately $44.0 million and state NOL carryforwards of approximately $2.1 million at December 31, 2007. We have an additional $15.3 million of federal and state NOLs not reflected in the amounts referenced in the preceding sentence with respect to the amounts for December 31, 2008 that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on our consolidated balance sheet once they are “realized” in accordance with SFAS No. 123R. As of December 31, 2008, we had federal and state tax credit carryforwards of approximately $2.2 million and $1.7 million, respectively, which expire at various dates through 2028 compared with federal and state tax credit carryforwards of approximately $2.0 million and $2.2 million as of December 31, 2007. Additionally, the NOL and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

			Percentage
			Increase
	2007	2006	(Decrease)
	(in thousands except unit amounts)

Revenue — Worldwide
BIS Sensors	$75,372	$64,752	16%
BIS monitors	9,869	12,873	(23)%
Original equipment manufacturer products	3,941	4,743	(17)%
Other equipment and accessories	2,896	2,650	9%

Total equipment	16,706	20,266	(18)%

Total product revenue	92,078	85,018	8%
Strategic alliance	5,246	6,316	(17)%

Total revenue	$97,324	$91,334	7%

Unit Analysis — Worldwide
BIS Sensors	5,421,000	4,612,000	18%
BIS monitors	3,208	4,127	(22)%
Original equipment manufacturer products	4,907	5,248	(6)%
Installed base	47,474	39,922	19%

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

Our gross margin was approximately 76.0% in 2007 compared with a gross margin of approximately 75.7% in 2006. The increase in gross margin in 2007 was primarily the result of favorable changes in the mix of BIS Sensor and hardware revenues. BIS Sensors have a higher gross margin than hardware and accounted for approximately 82% of our total product revenue in 2007 compared with approximately 76% of our total product revenue in 2006.

Expense Overview

			Percentage
	2007	2006	Increase
	(dollar amounts in thousands)

Expenses
Research and development	$16,052	$15,280	5%
Sales and marketing	$39,823	$35,571	12%
General and administrative	$15,486	$12,446	24%

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

As of December 31, 2007, we had United States federal net NOL carryforwards of approximately $44.0 million and state NOL carryforwards of approximately $2.1 million, which expire at various dates through 2027, compared with federal NOL carryforwards of approximately $51.4 million and state NOL carryforwards of approximately $776,000 at December 31, 2006. We have an additional $16.1 million of federal and state NOLs not reflected in the amounts referenced in the preceding sentence with respect to the amounts for December 31, 2007 that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on our consolidated balance sheet once they are “realized” in accordance with SFAS No. 123R. As of December 31, 2007, we had federal and state tax credit carryforwards of approximately $2.0 million and $2.2 million, respectively, which expire at various dates through 2027 compared with federal and state tax credit carryforwards of approximately $2.6 million and $1.7 million as of December 31, 2006. Additionally, the NOL and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

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

Quarterly Results of Operations

The following table sets forth unaudited selected operating results for each of the eight fiscal quarters in the two years ended December 31, 2008 and 2007. We believe that the following selected quarterly information includes all adjustments (consisting only of normal, recurring adjustments) that we consider necessary to present this information fairly. This financial information should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our results of operations have fluctuated in the past and are likely to continue to fluctuate significantly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations in the future.

	Quarter Ended
	March 31,	June 30,	September 29,	December 31,	March 29,	June 28,	September 27,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(in thousands)

Revenue	$24,119	$26,641	$22,632	$23,932	$24,428	$25,185	$24,758	$24,896
Gross profit	18,040	20,874	17,099	17,992	17,942	18,832	18,654	18,576
Operating expenses	17,929	18,409	17,145	17,879	18,083	19,778	20,790	21,565
Net income (loss)	517	1,488	(156)	408	(235)	1,899	1,040	8,397

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate and administrative expenses. From our inception through December 31, 2008, we raised approximately $212.2 million from equity and debt financings, including the following:

•	net proceeds of approximately $54.6 million from our initial public offering in February 2000;

•	approximately $3.4 million in equipment financing;

•	approximately $5.1 million related to our investment in sales-type leases;

•	proceeds of approximately $10.0 million related to our 2002 OEM product development and distribution agreement with Boston Scientific Corporation;

•	proceeds of approximately $8.1 million from the sale of our common stock to Boston Scientific Corporation in 2004;

•	$10.0 million in installment payments from Boston Scientific Corporation received in May 2005 and May 2006 pursuant to the 2005 product development and distribution agreement with Boston Scientific Corporation; and

•	net proceeds of $121.0 million received in connection with our 2.5% convertible senior notes that we issued in June 2007.

In May 2001, we entered into an agreement with Bank of America for a $5.0 million revolving line of credit which was renewed in May 2008 and currently expires in May 2009. The line of credit may be extended on an annual basis at the discretion of the bank and contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At December 31, 2008, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At December 31, 2008, the interest rate on the line of credit was 3.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facility and an international service provider in the amount of approximately $839,000 which is shown on our consolidated balance sheet as restricted cash.

In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes were $121.0 million, which is net of the underwriters discount of $4.0 million. As of December 31, 2008, we have used approximately $85.0 million of these proceeds to repurchase 5.5 million shares of our common stock, of which 4.5 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.

On August 3, 2006, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock from time to time on the open market or in privately negotiated transactions. As of December 31, 2008, we have repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan. We did not repurchase any shares of our common stock under this plan in 2008.

We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at December 31, 2008 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations and capital expenditures for at least the next 12 months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program, to meet market demand for our products and to repay our convertible notes.

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

Working capital at December 31, 2008 was approximately $92.0 million compared to approximately $118.8 million at December 31, 2007. The decrease in working capital from December 31, 2007 to December 31, 2008 was attributable to a decrease in our cash and short term investments of approximately $23.9 million, primarily related to our repurchase of an aggregate of $60.0 million of our 2.5% convertible notes during 2008 for total consideration of approximately $30.4 million, plus accrued interest of approximately $617,000.

Cash from Operations.  We generated approximately $7.5 million of cash from operations in 2008. The positive cash from operating activities generated during this period was primarily driven by our net income of approximately $11.1 million, $7.5 million of non-cash stock-based compensation expense, $3.6 million increase in accrued liabilities, $3.0 million of non-cash depreciation and amortization expense and $8.1 million of deferred taxes. These were offset by non-cash gains of approximately $27.8 million resulting from the repurchase of an aggregate of $60.0 million of our 2.5% convertible notes during the period.

We generated approximately $28.9 million of cash from operations during the three years ended December 31, 2008, which was primarily driven by net income of approximately $50.4 million and non-cash stock-based compensation expense of $22.8 million, offset by non-cash gains of approximately $27.8 million as a result of the repurchase of an aggregate of $60.0 million of our notes and the reversal in 2006 of our valuation allowance against our deferred tax assets.

Cash from Investing Activities.  We received approximately $14.7 million of cash from investing activities in 2008. The cash received from investing activities was primarily the result of net proceeds from investments of approximately $16.7 million in 2008 and the acquisition of property and equipment of approximately $2.2 million primarily due to spending related to our automated sensor manufacturing lines, a new customer relationship management system and information system infrastructure investment. We anticipate that the level of capital expenditures in 2009 will decrease compared with the level of capital expenditures in 2008.

We used approximately $42.4 million for investing activities during the three years ended December 31, 2008 primarily as a result of net purchases of investments of approximately $31.0 million and acquisition of property, plant and equipment of approximately $10.7 million.

Cash used for Financing Activities.  We used approximately $29.6 million of cash for financing activities in 2008. The cash used for financing activities was primarily the result of our repurchase of an aggregate of $60.0 million of our 2.5% convertible notes during 2008 for approximately $30.4 million.

We generated approximately $5.4 million of cash from financing activities during the three years ended December 31, 2008. Cash generated by financing activities during this period was primarily the result of proceeds received in June 2007 upon the issuance of $125.0 million of 2.5% convertible senior notes due 2014. This is offset by our repurchase of approximately $85.0 million of our common stock in 2007, the repurchase of an aggregate of $60.0 million of our 2.5% convertible notes in 2008 for approximately $30.4 million and the purchase of approximately $5.0 million of treasury stock in 2006.

We have summarized below our contractual cash obligations as of December 31, 2008:

	Payments Due by Period
		Less Than	One to Three	Three to Five	After Five
Contractual Obligations	Total	One Year	Years	Years	Years
			(in thousands)

Operating leases	$17,338	$2,369	$4,445	$4,235	$6,289
Capital lease	196	86	109	1	—
Long-term debt	65,000	—	—	—	65,000

Total contractual cash obligations	$82,534	$2,455	$4,554	$4,236	$71,289

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Effects of Inflation

We believe that inflation and changing prices over the past three fiscal years have not had a significant impact on our revenue or on our results of operations.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, or SFAS No. 161. The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We do not believe that the adoption of SFAS No. 161 will have a material impact on our results of operations, financial position or cash flow.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) or FSP APB 14-1. FSP APB 14-1 requires the issuer of certain convertible debt instruments, such as our convertible senior notes, that may be settled in cash on conversion to separately account for the liability and equity components of the instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe that the adoption of FSP APB 14-1 will have a material impact on our results of operations, financial position or cash flow.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. The current hierarchy under Generally Accepted Accounting Principles in the United States, or GAAP, as set forth in the American Institute of Certified Public Accountants, or AICPA, Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that the adoption of SFAS No. 162 will have a material impact on our results of operations, financial position or cash flow.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 clarified how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6). It also resolved issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates” (Implementation Issue C21). The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. Therefore, any company that previously evaluated equity-linked financial instruments under the pre-existing financial instruments literature will need to once again carefully analyze the appropriate classification of those financial instruments and analyze any equity-linked embedded features for bifurcation under the new guidance. We do not believe that the adoption of EITF 07-5 will have a material impact on our results of operations, financial position or cash flows.

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

During the fourth quarter of 2008, we disposed of one investment that was impaired as of September 27, 2008 for which we had recorded an impairment charge of approximately $840,000 and additional investments that had significant unrealized losses but which were not determined to be other-than-temporarily impaired. As a result of these dispositions, we recognized a loss of approximately $1.5 million in our statement of income for the year ended December 31, 2008.

Our annual interest income would change by approximately $1.1 million in fiscal 2008 and $891,000 in fiscal 2007 for each 100 basis point increase or decrease in interest rates. The fair values of our investment portfolio at December 31, 2008 and December 31, 2007 would change by approximately $2.0 million and $1.5 million, respectively, for each 100 basis point increase or decrease in rates.

Our investment in sales-type leases and our line of credit agreement are also subject to market risk. The interest rates implicit in our sales-type leases are fixed and not subject to interest rate risk. In addition, the interest rate on the 2.5% convertible senior notes due 2014 is fixed and not subject to interest rate risk. The interest rate on our line of credit agreement is variable and subject to interest rate risk. The interest rate risk experienced to date related to the line of credit has been mitigated primarily by the fact that the line of credit, when drawn on, is generally outstanding for short periods of time in order to fund short-term cash requirements.

Foreign Currency Exposure

Most of our revenue, expenses and capital spending are transacted in U.S. dollars. The expenses and capital spending of our international subsidiaries are transacted in the respective country’s local currency and subject to foreign currency exchange rate risk. Our foreign currency transactions are translated into U.S. dollars at prevailing currency rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred and translation adjustments have been included as part of accumulated other comprehensive income. Currently, transactions that are denominated in foreign currencies have not been material.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item may be found on pages 1 through 92 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

1.	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008. This report appears below.

(c)	Attestation Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aspect Medical Systems, Inc.

We have audited Aspect Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aspect Medical Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Aspect Medical Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aspect Medical Systems, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Aspect Medical Systems, Inc. and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 3, 2009

(c)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to directors and executive officers required under this item is incorporated by reference to the information set forth under the section entitled “Election of Directors” in our proxy statement for our 2009 Annual Meeting of Stockholders to be held on May 20, 2009, which we refer to as our 2009 proxy statement. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2009 proxy statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required under this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an Audit Committee financial expert and identification of the Audit Committee of our Board of Directors is contained in our 2009 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.

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

The information required under this item is incorporated by reference to the sections entitled “Information About Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2009 proxy statement.

The section entitled “Report of the Compensation Committee” in our 2009 proxy statement is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the section entitled “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2009 proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our 2009 proxy statement.

Item 14.	Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the section entitled “Independent Auditors Fees and Other Matters” in our 2009 proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 61 of this Annual Report on Form 10-K.

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

ASPECT MEDICAL SYSTEMS, INC.
Date: March 6, 2009

By:	/s/ J. Neal Armstrong
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nassib G. Chamoun Nassib G. Chamoun	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2009

/s/ J. Breckenridge Eagle J. Breckenridge Eagle	Chairman of the Board of Directors	March 6, 2009

/s/ J. Neal Armstrong J. Neal Armstrong	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2009

/s/ Boudewijn L.P.M. Bollen Boudewijn L.P.M. Bollen	Director	March 6, 2009

/s/ Michael Esposito Michael Esposito	Director	March 6, 2009

/s/ David W. Feigal, Jr., M.D. David W. Feigal, Jr., M.D.	Director	March 6, 2009

/s/ Edwin M. Kania Edwin M. Kania	Director	March 6, 2009

/s/ James J. Mahoney, Jr. James J. Mahoney, Jr.	Director	March 6, 2009

/s/ John O’Connor John O’Connor	Director	March 6, 2009

/s/ Donald R. Stanski, M.D. Donald R. Stanski, M.D.	Director	March 6, 2009

ASPECT MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Aspect Medical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Aspect Medical Systems, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Medical Systems, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aspect Medical Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 3, 2009

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$12,066	$19,713
Short-term investments	65,985	82,249
Accounts receivable, net of allowances of $121 and $322 at December 31, 2008 and 2007, respectively	13,193	12,544
Current portion of investment in sales-type leases	1,057	1,473
Inventory	7,796	7,113
Deferred tax assets	4,729	4,729
Other current assets	2,905	2,677

Total current assets	107,731	130,498
Property and equipment, net	8,319	8,455
Restricted cash	839	1,004
Long-term investments	4,561	6,518
Long-term investment in sales-type leases	1,454	2,618
Deferred financing fees	1,852	4,213
Long-term deferred tax assets	12,090	20,171
Other long-term assets	128	—

Total assets	$136,974	$173,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,155	$1,836
Accrued liabilities	13,288	9,723
Current portion of obligation under capital lease	71	28
Deferred revenue	236	87

Total current liabilities	15,750	11,674
Long-term portion of obligation under capital lease	100	89
Long-term portion of deferred revenue	94	39
Long-term debt	65,000	125,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 17,352,438 and 17,118,037 shares issued and outstanding at December 31, 2008 and 2007, respectively	176	174
Treasury stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	187,374	178,837
Accumulated other comprehensive (loss) income	(105)	180
Accumulated deficit	(126,407)	(137,508)

Total stockholders’ equity	56,030	36,675

Total liabilities and stockholders’ equity	$136,974	$173,477

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Product revenue	$99,267	$92,078	$85,018
Strategic alliance revenue	—	5,246	6,316

Total revenue	99,267	97,324	91,334
Costs of product revenue(1)	25,263	23,319	22,171

Gross profit	74,004	74,005	69,163
Operating expenses:(1)
Research and development	16,688	16,052	15,280
Sales and marketing	46,629	39,823	35,571
General and administrative	16,899	15,486	12,446

Total operating expenses	80,216	71,361	63,297

(Loss) income from operations	(6,212)	2,644	5,866
Other income (expense):
Interest income	3,807	5,019	3,335
Interest expense	(3,402)	(2,010)	(3)
Realized losses on sales of investments, net	(1,513)	—	—
Gain on repurchases of debt	27,793	—	—

Income before income taxes	20,473	5,653	9,198

Income tax provision (benefit)	9,372	3,397	(27,891)

Net income	$11,101	$2,256	$37,089

Net income per share:
Basic	$0.64	$0.12	$1.66
Diluted	$0.56	$0.11	$1.59
Weighted average shares used in computing net income per share:
Basic	17,255	19,614	22,378
Diluted	23,230	20,247	23,380
(1) Stock-based compensation included in costs and expenses:
Costs of product revenue	$497	$577	$430
Research and development	1,920	2,010	1,487
Sales and marketing	2,550	3,210	2,506
General and administrative	2,622	2,914	2,267

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other
	Comprehensive	Common Stock		Additional			Comprehensive		Total
	Income		Par	Paid-in	Treasury	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	Stock	Compensation	(Loss)	Deficit	Equity

Balance, December 31, 2005		22,281	$222	$159,281	$—	$(498)	$(84)	$(91,498)	$67,423
Issuance of common stock upon exercise of common stock options	—	332	4	2,644	—	—	—	—	2,648
Issuance of common stock upon Employee Stock Purchase Plan (ESPP) purchase	—	18	—	326	—	—	—	—	326
Issuance of common stock awards	—	1	—	26	—	—	—	—	26
Issuance of stock options to non-employees	—	—	—	10	—	—	—	—	10
Issuance of shares of common stock upon vesting of restricted stock	—	8	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	6,651	—	—	—	—	6,651
Repurchases of common stock	—	(276)	—	—	(5,008)	—	—	—	(5,008)
Reclassification of deferred compensation upon the adoption of SFAS 123R	—	—	—	(498)	—	498	—	—	—
Comprehensive income:
Net income	37,089	—	—	—	—	—	—	37,089	37,089
Other comprehensive loss — Unrealized loss on investments	83	—	—	—	—	—	83	—	83

Comprehensive income:	$37,172	—	—	—	—	—	—	—	—

Balance, December 31, 2006		22,364	$226	$168,440	$(5,008)	$—	$(1)	$(54,409)	$109,248
Issuance of common stock upon exercise of common stock options	—	230	3	1,416	—	—	—	—	1,419
Issuance of common stock upon ESPP purchase	—	15	—	222	—	—	—	—	222
Issuance of stock options to non-employees	—	—	—	6	—	—	—	—	6
Issuance of common stock awards	—	1	—	17	—	—	—	—	17
Issuance of shares of common stock upon vesting of restricted stock	—	8	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	8,593	—	—	—	8,593
Repurchases of common stock	—	(5,500)	(55)	—	—	—	—	(84,986)	(85,041)
Implementation of FIN 48	—	—	—	—	—	—	—	(369)	(369)
Tax benefit from stock option exercises	—	—	—	143	—	—	—	—	143
Comprehensive income:
Net income	2,256	—	—	—	—	—	—	2,256	2,256
Other comprehensive income — Unrealized gain on investments	181	—	—	—	—	—	181	—	181

Comprehensive income:	$2,437	—	—	—	—	—	—	—	—

Balance, December 31, 2007		17,118	$174	$178,837	$(5,008)	$—	$180	$(137,508)	$36,675

							Accumulated
							Other
	Comprehensive	Common Stock		Additional			Comprehensive		Total
	Income		Par	Paid-in	Treasury	Deferred	Income	Accumulated	Stockholders’
	(Loss)	Shares	Value	Capital	Stock	Compensation	(Loss)	Deficit	Equity

Issuance of common stock upon exercise of common stock options	—	176	$2	$755	$—	$—	$—	$—	$757
Issuance of common stock upon ESPP purchase	—	37	—	177	—	—	—	—	177
Issuance of shares of common stock upon vesting of restricted stock	—	21	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	7,493	—	—	—	—	7,493
Tax benefit from stock option exercises	—	—	—	112	—	—	—	—	112
Comprehensive income:
Net income	11,101	—	—	—	—	—	—	11,101	11,101
Other comprehensive income
Foreign currency translation adjustment	(267)	—	—	—	—	—	(267)	—	(267)
Unrealized loss on investments	(18)	—	—	—	—	—	(18)	—	(18)

Comprehensive income:	$10,816	—	—	—	—	—	—	—	—

Balance, December 31, 2008		17,352	$176	$187,374	$(5,008)	$—	$(105)	$(126,407)	$56,030

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$11,101	$2,256	$37,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,030	2,644	1,597
Gain on repurchases of debt	(27,793)	—	—
Realized losses on sales of investments, net	1,513	—	—
(Credit to) provision for doubtful accounts	(115)	129	141
Stock-based compensation expense	7,493	8,616	6,687
Tax benefit from stock option exercises	112	143	—
Adjustment for FIN 48 adoption	—	(371)	—
Deferred taxes	8,081	3,341	(28,242)
Changes in assets and liabilities —
(Increase) decrease in accounts receivable	(534)	103	(1,200)
Increase in inventory	(683)	(612)	(1,384)
Increase in other current assets	(228)	(520)	(673)
Decrease (increase) in investment in sales-type leases	1,580	219	(564)
Increase in other long-term assets	(128)	—	—
Increase (decrease) in accounts payable	319	(379)	(177)
Increase (decrease) in accrued liabilities	3,565	1,295	(1,768)
Increase (decrease) in deferred revenue	204	(5,237)	(1,757)

Net cash provided by operating activities	7,517	11,627	9,749

Cash flows from investing activities:
Purchases of property and equipment	(2,190)	(2,827)	(5,668)
Decrease (increase) in restricted cash	165	7	(929)
Purchases of investments	(120,449)	(149,920)	(73,000)
Proceeds from sales and maturities of investments	137,139	114,033	61,210

Net cash provided by (used) for investing activities	14,665	(38,707)	(18,387)

Cash flows from financing activities:
Repurchases of common stock	—	(85,041)	—
Purchases of treasury stock	—	—	(5,008)
Deferred financing fees	—	(4,559)	—
Proceeds from issuance of common stock	934	1,640	2,973
Proceeds from issuance of long-term debt	—	125,000	—
Repayment of long-term debt	(30,430)	—	—
Repayment of capital lease	(66)	(11)	—

Net cash (used for) provided by financing activities	(29,562)	37,029	(2,035)

Effect of exchange rate changes on cash	(267)	—	—

Net (decrease) increase in cash	(7,647)	9,949	(10,673)
Cash, beginning of period	19,713	9,764	20,437

Cash, end of period	$12,066	$19,713	$9,764

Supplemental disclosure of cash flow information:
Interest paid	$2,878	$1,528	$3
Income taxes paid	$181	$85	$304

The accompanying notes are an integral part of these consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands except per share amounts and percentages)

(1)	Description of Operations

Aspect Medical Systems, Inc. and its subsidiaries (the “Company”) develop, manufacture and market an anesthesia monitoring system called the BIS® system. The BIS system provides information that allows clinicians to assess and manage a patient’s level of consciousness in the operating room and intensive care and procedural sedation settings and is intended to assist the clinician in better determining the amount of anesthesia or sedation needed by each patient. The Company’s BIS system incorporates the Company’s proprietary disposable BIS Sensors with the Company’s BIS monitor or an original equipment manufacturers’ products, including the BIS Module Kit and BISx. The BIS system is based on the Company’s patented core technology, the BIS index.

(2)	Summary of Significant Accounting Policies

A summary of the significant accounting policies used by the Company in the preparation of its consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency

During the year ended December 31, 2008, the Company determined that the functional currency of its international subsidiaries had changed from the U.S. dollar to the local currency of the international subsidiaries. As a result of this change, gains and losses resulting from translation adjustments have been included as part of accumulated other comprehensive income and have not been material. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in income currently and are not material.

Cash and Investments

The Company invests its excess cash in money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at December 31, 2008 and 2007. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Realized gains and losses on available-for-sale securities are included in other income (expense), as well as charges for the impairment of available-for-sale securities that were determined to be other-than-temporary due to a decline in value. Investments that have contractual maturities of more than twelve months are included in long-term investments in the accompanying consolidated balance sheets.

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
(tabular amounts in thousands except per share amounts and percentages)

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

The Company recognizes revenue when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company follows SFAS No. 13, Accounting For Leases (“SFAS No. 13”), for its sales-type lease agreements. Under the Company’s sales-type leases, customers purchase BIS Sensors and the BIS monitor for the purchase price of the BIS Sensors plus an additional charge per BIS Sensor to pay for the purchase price of the BIS monitor and related financing costs over the term of the agreement. In accordance with SFAS No. 13, the minimum lease payment, consisting of the additional charge per BIS Sensor, less the unearned interest income, which is computed at the interest rate implicit in the lease agreement, is recorded as the net investment in sales-type leases. The Company recognizes equipment revenue under sales-type lease agreements either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the sales-type lease. The cost of the BIS monitor acquired by the customer is recorded as costs of revenue in the same period.

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

As of December 31, 2008, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.

Under the Company’s EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that may include a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to the Company. Under the EP program, no equipment revenue is recognized as the equipment remains the Company’s property, title does not pass to the customer and the criteria for sales-type leases under SFAS No. 13 are not met. The BIS monitors under the EP program are depreciated over two years and the depreciation is charged to costs of revenue. BIS Sensor revenue under the EP program is recognized either at shipment or delivery of the BIS Sensors in accordance with the agreed upon contract terms.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

The Company’s obligations under warranty are limited to repair or replacement of any product that the Company reasonably determines to be covered by the warranty. The Company records an estimate for its total warranty obligation in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”).

Research and Development Costs

The Company charges research and development costs to operations as incurred. Research and development costs include costs associated with new product and business development, product improvements and extensions, clinical studies and project consulting expenses.

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

Inventory

The Company values inventory at the lower of cost or estimated market value, and determines cost on a first-in, first-out basis. The Company regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on production history and on its estimated forecast of product demand. The medical device industry in which the Company markets its products is characterized by rapid product development and technological advances that could result in obsolescence of inventory. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case it would need to change its estimate of the provision required for excess and obsolete inventory. If revisions are deemed necessary, the Company would recognize the adjustments in the form of a charge to costs of revenue at the time of such determination.

Warranty

Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide such warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense for the years ended December 31, 2008, 2007 and 2006, and accrued warranty cost, included in accrued liabilities in the consolidated balance sheets at December 31, 2008 and 2007, was as follows:

Balance as of December 31, 2005	$159
Warranty expense	129
Deductions and other	(68)

Balance as of December 31, 2006	220
Warranty expense	79
Deductions and other	(49)

Balance as of December 31, 2007	250
Warranty expense	127
Deductions and other	(107)

Balance as of December 31, 2008	$270

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

Shipping and Handling Costs

Shipping and handling costs are included in costs of revenue. Shipping and handling costs for the years ended December 31, 2008, 2007 and 2006 were approximately $929,000, $1,009,000 and $962,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the consolidated statements of income. Advertising costs for the years ended December 31, 2008, 2007 and 2006 were approximately $774,000, $1,114,000 and $1,265,000, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. See Note 8 for additional disclosure relating to income taxes and the adoption and application of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, investments, accounts receivable and investments in sales-type lease receivables. The Company does not require collateral or other security to support financial instruments subject to credit risk. To minimize the financial statement risk with respect to accounts receivable and investments in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded the reserves established by management. The Company maintains cash and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and the Company’s policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.

Single or Limited Source Suppliers

The Company currently obtains certain key components of its products from single or limited sources. The Company purchases components pursuant to purchase orders, and in select cases, long-term supply agreements and generally does not maintain large volumes of inventory. The Company has experienced shortages and delays in obtaining certain components of its products in the past. The Company may experience similar shortages and delays

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

in the future. The disruption or termination of the supply of components or a significant increase in the costs of these components from these sources could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Net Income Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”), basic net income per share amounts for the three years ended December 31, 2008, 2007 and 2006 were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options, unvested restricted stock and convertible debt during those periods.

For the years ended December 31, 2008, 2007 and 2006, approximately 4,522,000, 2,833,000 and 1,125,000, respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.

Basic and diluted net income per share for the years ended December 31, 2008, 2007 and 2006 were computed as follows:

	2008	2007	2006

Basic:
Net income	$11,101	$2,256	$37,089

Weighted average shares outstanding	17,255	19,614	22,378

Basic net income per share	$0.64	$0.12	$1.66

Diluted:
Net income	$11,101	$2,256	$37,089
Interest expense on convertible debt, net	1,838	—	—

Net income	$12,939	$2,256	$37,089

Weighted average shares outstanding	17,255	19,614	22,378
Effect of dilutive options and restricted stock	100	633	1,002
Shares issuable upon conversion of convertible debt	5,875	—	—

Weighted average shares assuming dilution	23,230	20,247	23,380

Diluted net income per share	$0.56	$0.11	$1.59

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income, the only other elements of comprehensive income impacting the Company are the unrealized gains (losses) on its investments for all periods presented and cumulative currency translation adjustments.

Stock-Based Compensation

The Company accounts for share-based payments to employees under the fair value recognition and measurement provisions of SFAS No. 123R (revised 2004), Share Based Payment (“SFAS No. 123R”).

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

Compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. See Note 10 for a detailed discussion of SFAS No. 123R.

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

Fair Value of Financial Instruments

The estimated fair market values of the Company’s financial instruments, which include investments, accounts receivable, investment in sales-type leases and accounts payable, approximate their carrying values.

The estimated fair value of the the Company’s long-term debt at December 31, 2008 was approximately $29,250,000 and the carrying amount was $65,000,000. The fair value of the debt was estimated based on the rate used to repurchase a portion of the notes in December 2008 in an open market transaction.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform with the current-year presentation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on its results of operations, financial position or cash flow.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement(“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments, such as the Company’s convertible senior notes, that may be settled in cash on conversion to separately account for the liability and equity components of the instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not believe that the adoption of FSP APB 14-1 will have a material impact on its results of operations, financial position or cash flow.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The current hierarchy under Generally Accepted Accounting Principles in the United States (“GAAP”), as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SFAS No. 162”), has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS No. 162 will have a material impact on its results of operations, financial position or cash flow.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarified how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”). It also resolved issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates” (Implementation Issue C21). The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. Therefore, any company that previously evaluated equity-linked financial instruments under the pre-existing financial instruments literature will need to once again carefully analyze the appropriate classification of those financial instruments and analyze any equity-linked embedded features for bifurcation under the new guidance. The Company does not believe that the adoption of EITF 07-5 will have a material impact on its results of operations, financial position or cash flow.

(3)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Year Ended December 31,
	2008	2007	2006

Net income	$11,101	$2,256	$37,089
Other comprehensive income:
Foreign currency translation adjustments	(267)	—	—
Unrealized (loss) gain on investments, net of reclassification adjustment for realized loss on sale of investments recognized during the period of $1,513,000	(18)	181	83

Comprehensive income	$10,816	$2,437	$37,172

(4)	Cash, Restricted Cash and Investments

At December 31, 2008, the Company maintained approximately $839,000 of restricted cash as part of its revolving line of credit agreement with a commercial bank (see Note 18).

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

Available-for-sale investments at December 31, 2008 and 2007 consist of the following:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2008 —
U.S. Government debt securities	$50,952	$323	$—	$51,275
Corporate obligations	13,200	—	(207)	12,993
Commercial paper	5,953	46	—	5,999
Certificates of deposit	279	—	—	279

	$70,384	$369	$(207)	$70,546

December 31, 2007 —
Corporate obligations	$40,157	$46	$(58)	$40,145
Commercial paper	45,714	192	—	45,906
Certificates of deposit	2,716	—	—	2,716

	$88,587	$238	$(58)	$88,767

All available-for-sale investments have contractual maturities of one to two years.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general.

During 2008, the Company decided to dispose of certain investments that had significant unrealized losses. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized losses on the sales of investments in 2008 were approximately $1,525,000 and gross realized gains were approximately $12,000.

The aggregate fair value of investments with unrealized losses was approximately $12,493,000 and $21,299,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, 15 and 22 investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of fair value.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In accordance with SFAS No. 157, the Company has classified its financial assets and liabilities that are required to be measured at fair value as of December 31, 2008 as follows:

	Balance at
	December 31,	Fair Value Measurements at December 31, 2008
	2008	Level 1	Level 2	Level 3

Cash and restricted cash	$12,905	$12,905	$—	$—
Available for sale securities	70,546	279	70,267	—

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value. The Company has not elected to adopt SFAS No. 159.

(5)	Investment in Sales-Type Leases

The Company leases equipment to customers under sales-type leases. The components of the Company’s net investment in sales-type leases are as follows:

	December 31,
	2008	2007

Total minimum lease payments receivable	$3,457	$5,655
Less:
Unearned interest income	459	849
Allowance for lease payments	487	715

Net investment in sales-type leases	2,511	4,091
Less — current portion	1,057	1,473

	$1,454	$2,618

Future minimum lease payments due under non-cancelable leases as of December 31, 2008 are as follows:

Year Ending December 31,

2009	$1,305
2010	899
2011	536
2012	182
2013	48

$2,970

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

(6)	Inventory

Inventory consists of the following:

	December 31,
	2008	2007

Raw materials	$4,552	$4,027
Work-in-progress	25	52
Finished goods	3,219	3,034

	$7,796	$7,113

For the years ended December 31, 2008, 2007 and 2006, approximately $36,000, $0 and $176,000, respectively, of raw material components of monitors were written down to zero cost and subsequently scrapped or used for repair and service.

(7)	Property and Equipment

Property and equipment consist of the following:

	Useful Life	December 31,
	in Years	2008	2007

Construction in progress	—	$811	$2,516
Computer equipment	3	7,774	6,981
Demonstration, evaluation and rental equipment	2	—	—
Machinery and equipment	3 to 5	10,408	8,097
Furniture and fixtures	5	2,486	2,450
Leasehold improvements	Shorter of the lease or useful life of the asset	1,388	1,304

Business systems	5	544	—
Equipment under capital lease (see Note 13)	3 to 5	247	127

		23,658	21,475
Accumulated depreciation and amortization		(15,339)	(13,020)

		$8,319	$8,455

Depreciation expense for property and equipment, including equipment under capital lease, was approximately $2,446,000, $2,297,000 and $1,597,000 for the periods ended December 31, 2008, 2007 and 2006, respectively.

During the first quarter of 2008, the Company changed its depreciation period for its furniture and fixtures and business systems from three years to five years in order to better reflect the useful lives of these assets. This change in accounting estimate was applied prospectively from January 1, 2008 in accordance with SFAS No. 154, Accounting For Changes and Error Corrections (“SFAS No. 154”). As a result of the change in estimated life of these assets, loss from operations for the year ended December 31, 2008 was $182,000 less and net income after tax

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

for the year ended December 31, 2008 was $99,000 higher. No material effect on net income per share, basic and diluted, resulted from this change.

(8)	Income Taxes

The components of income before provision (benefit) for income taxes are as follows:

	December 31,
	2008	2007	2006

Domestic	$19,836	$5,136	$8,786
Foreign	637	517	412

Income before income taxes	$20,473	$5,653	$9,198

The provision (benefit) for income taxes consists of the following:

	December 31,
	2008	2007	2006

Current tax expense:
Federal	$611	$163	$244
State	607	187	—
Foreign	158	125	108

Total current expense	1,376	475	352
Deferred tax expense (benefit):
Federal	6,700	3,131	4,108
State	489	(209)	558
Foreign	—	—	—
Change in valuation allowance	807	—	(32,909)

Total deferred tax expense (benefit)	7,996	2,922	(28,243)

Total provision (benefit)	$9,372	$3,397	$(27,891)

The Company’s effective rate varies from the statutory rate as follows:

	December 31,
	2008	2007	2006

United States federal income tax rate	$6,965	$1,923	$3,131
State taxes, net of federal benefit	1,070	312	513
Stock-based compensation	882	1,280	1,199
Other permanent differences, net	186	202	375
United States federal and state tax credits	(1,317)	(627)	(552)
Other	779	307	352
Change in deferred tax valuation allowance	807	—	(32,909)

	$9,372	$3,397	$(27,891)

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

The components of the Company’s net deferred tax assets and related valuation allowances are as follows:

	December 31,
	2008	2007	2006

Net operating loss carryforwards	$5,874	$15,071	$17,525
Tax credit carryforwards	4,435	3,910	3,702
Deferred revenue	124	49	2,122
Deferred compensation	4,845	3,051	1,148
Other	2,348	2,820	3,745

Deferred tax assets	17,626	24,901	28,242
Valuation allowances	(807)	—	—

Net deferred tax asset	$16,819	$24,901	$28,242

As of September 30, 2006, the Company’s United States net operating losses (“NOLs”) and other deferred tax assets were fully offset by valuation allowances primarily because, pursuant to SFAS No. 109, Accounting For Income Taxes (“SFAS No. 109”), the Company did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12 quarter period and an assessment of the Company’s expected future results of operations as of December 31 2006, the Company determined that it was more likely than not that it would realize all of its United States NOL carryforward tax assets prior to their expiration and other deferred tax assets. As a result, during the fourth quarter of 2006, the Company reversed a total of $28,200,000 of its deferred tax asset valuation allowances. The entire amount of the $28,200,000 valuation allowance release was recorded as a discrete benefit for income taxes on the Company’s consolidated statement of income in 2006.

The need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS No. 109 more-likely-than-not realization threshold criterion. At December 31, 2008 and December 31, 2007, the Company’s net deferred tax assets totaled $16,819,000 and $24,901,000, respectively. During 2008, the Company concluded that its federal research and development credits generated in tax years 1994 to 1997 of approximately $236,000 (net of federal benefit) did not meet the more-likely-than-not realization criterion of SFAS No. 109. Additionally, the Company generated capital loss carryforwards of approximately $571,000 (tax effected) in the current period related to the sale and impairment of certain investments. As the Company does not anticipate capital gain income within the applicable carryforward period, these losses do not meet the more-likely-than not realization criterion of SFAS No. 109. Based on the Company’s assessment, it appears more likely than not that the net deferred tax assets will not be realized. Accordingly, the Company recorded a $807,000 valuation allowance on these deferred tax assets during 2008. The Company will continue to assess the realizabilty of its deferred tax assets and the need for a valuation allowance in the future.

As of December 31, 2008, the Company had United States federal operating NOL carryforwards of approximately $17,233,000 and state operating NOL carryforwards of approximately $407,000, which expire at various dates through 2027. The Company has an additional $15,302,000 of federal and state net operating losses not reflected above (net of tax), that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the consolidated balance sheet once they are “realized” in accordance with SFAS No. 123R. As of December 31, 2008, the Company had federal and state tax research and development credit carryforwards of approximately $2,235,000 and $1,665,000, respectively, which expire at various dates through 2028. Additionally, the net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined under Sections 382 and 383 in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

amount of the annual limitation is determine based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The federal research and development credit was reenacted on October 3, 2008 as part of “The Emergency Economic Stabilization Act of 2008”. This act extends the federal research and development credit until December 31, 2009 (tax years 2008 and 2009). The Company has recorded the impact of this tax legislation change in its income tax provision during the fourth quarter of 2008, which was the quarter in which this legislation was enacted.

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

A reconciliation of the beginning and ending amount of the Company’s gross unrecognized tax benefits (“UTB”) is as follows:

	2008	2007

Gross UTB at January 1	$661	$626
Additions based on tax positions related to the current year	136	51
Additions for tax positions of prior years	114	—
Reductions for tax positions of prior years	(106)	(16)
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Gross UTB at December 31	$805	$661

Net UTB impacting the effective tax rate at December 31	$144	$35

As of December 31, 2008, the total amount of UTBs was $805,000 (net of the federal benefit on state tax issues), all of which if realized, would favorably affect the Company’s effective income tax rate in future periods.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. These amounts are not reflected on the reconciliation above. The total amount of interest and penalties related to uncertain tax positions and recognized in the statement of income for 2008 and in the accompanying balance sheet as of December 31, 2008 was $16,000 for interest and $3,000 for penalties.

The Company does not reasonably estimate that its unrecognized tax benefit will change significantly within the next twelve months. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1993.

The tax years 1994 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

(9)	Stockholders’ Equity

Common Stock

At December 31, 2008, the Company had approximately 5,634,000 shares of common stock authorized but unissued under the Company’s equity incentive plans and approximately 32,000 shares of common stock for issuance under the Company’s 1999 Employee Stock Purchase Plan.

(10)	Equity Incentive Plans

The Company has three employee stock incentive plans, one non-employee director stock option plan and an employee stock purchase plan. Stock options and restricted common stock generally vest over three to four years and provide, in certain instances, for the acceleration of vesting upon a change of control of the Company. Options under the employee stock incentive plans expire ten years from the date of grant. The Company’s employee stock incentive plans, excluding the Employee Stock Purchase Plan, provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 12,110,000 shares of common stock to employees, directors, consultants and advisors. Option exercise prices are determined by the Board of Directors. At December 31, 2008, approximately 1,369,000 shares of common stock were available for future grant under the Company’s equity incentive plans.

1991 Amended and Restated Stock Option Plan

The Company’s 1991 Amended and Restated Stock Option Plan provides for the granting, at the discretion of the Board of Directors, of options for the purchase of up to 3,360,000 shares of common stock to employees, directors and advisors. This plan is no longer active.

1998 Stock Incentive Plan

The 1998 Stock Incentive Plan (“the 1998 Incentive Plan”), provides for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 3,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors and advisors. This plan is no longer active.

Amended and Restated 1998 Director Equity Incentive Plan

Under the Amended and Restated 1998 Director Equity Incentive Plan (the “Director Plan”), directors of the Company who are not employees of the Company are eligible to receive nonstatutory options to purchase common stock, restricted stock awards and other common stock-based awards. At December 31, 2008, a total of 350,000 shares of common stock were available for issue under the Director Plan. The Board of Directors administers the Director Plan, including the date on which awards will be issued, the type of award that will be issued and any vesting provisions for stock options and the terms under which restrictions on restricted stock awards will lapse. In certain circumstances, including a change of control (as defined in the Director Plan), the vesting of options and the restrictions applicable to restricted stock awards, will accelerate. No awards may be granted under the Director Plan after April 2015.

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows eligible employees the right to purchase shares of common stock at the lower of 95% of the closing price per share of common stock on the first or last day of an offering period. Each offering period is six months. An aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to the Purchase Plan. As of December 31, 2008, approximately 268,000 shares of the Company’s common stock had been issued under the Purchase Plan.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

2001 Stock Incentive Plan

The Company’s 2001 Stock Incentive Plan (the “2001 Incentive Plan”) provides for the granting, at the discretion of the Compensation Committee, of options for the purchase of up to 5,400,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) to employees, directors, consultants and advisors. Option exercise prices are determined by the Compensation Committee, but cannot be less than 100% of fair market value on the grant date for incentive stock options.

Stock Option Activity:

A summary of stock option activity as of December 31, 2008 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value

Outstanding at December 31, 2007	4,266	$17.31
Granted	463	9.08
Exercised	(176)	4.30
Canceled	(288)	16.45

Outstanding at December 31, 2008	4,265	$17.02	5.42	$5

Vested or expected to vest at December 31, 2008	4,224	$17.04	5.39	$5

Exercisable at December 31, 2008	3,489	$17.53	4.64	$5

Cash received from stock option exercises under all stock-based compensation plans for the year ended December 31, 2008 was approximately $757,000. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $580,000, $2,137,000 and $4,915,000, respectively. The estimated fair value of options that vested during the years ended December 31, 2008, 2007 and 2006 was approximately $5,203,000, $6,903,000 and $6,329,000, respectively.

A summary of nonvested restricted stock as of December 31, 2008 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Non-vested at December 31, 2007	275	$16.90
Granted	306	11.30
Vested	220	14,87

Non-vested at December 31, 2008	361	$13.39

As of December 31, 2008, total compensation cost related to non-vested restricted stock not yet recognized was $4,821,000 which is expected to be recognized in the statement of income over a weighted-average period of 30 months. The fair value of shares that vested during the years ended December 31, 2008 and 2007 was approximately $2,378,000 and $1,779,000, respectively.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

Grant-date fair value:

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the years ended December 31, 2008, 2007 and 2006, the Company calculated the grant-date fair value using the following weighted average assumptions:

	December 31,	December 31,	December 31,
	2008	2007	2006

Options granted	463	481	671
Weighted average exercise price	$9.08	$15.81	$26.78
Weighted average grant date fair value	$4.46	$7.42	$11.72
Assumptions:
Risk-free interest rate	3.21%	4.53%	4.71%
Expected term	5.8 years	5.2 years	5 years
Expected volatility	51%	46%	43%
Expected dividend yield	—	—	—

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

Expected volatility:  In estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the year ended December 31, 2008. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.

Expected dividend yield:  This assumption is not applicable in the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.

Expense:  The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the year ended December 31, 2008, the Company applied a forfeiture rate of approximately 5.3%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. As a result of the adoption of SFAS No. 123R, the Company’s results for the year ended December 31, 2008 include stock-based compensation expense of approximately $7,589,000, of which approximately $96,000 relates to tax on deferred compensation, that is included in the consolidated statement of income within the applicable operating expense where the Company reports the option holders’ compensation cost.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

As of December 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $5,256,000, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 2.0 years.

For the year ended December 31, 2008, the Company recorded stock-based compensation expense for non-employees of approximately $7,000 resulting from the grant of 500 shares of restricted common stock and 500 stock options to a consultant.

For the year ended December 31, 2007, the Company recorded stock-based compensation expense for non-employees of approximately $23,000 resulting from the grant of stock options to purchase 800 shares of common stock to one consultant and an award of 1,200 shares of common stock to another consultant.

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

On August 7, 2002, the Company formed a strategic alliance with Boston Scientific Corporation (the “2002 agreement”). In connection with this strategic alliance, the Company recorded approximately $6,300,000 of deferred revenue which was to be recognized ratably over the term of the 2002 agreement. This represented the Company’s best estimate of its period of significant continuing obligation to provide Boston Scientific Corporation exclusive distribution rights to the applicable newly developed technology. In June 2007, the Company entered into a Termination and Repurchase Agreement with Boston Scientific Corporation under which the Company terminated the 2002 agreement and recognized approximately $3,835,000 of deferred revenue (see Note 19).

Additionally, for the years ended December 31, 2008 and December 31, 2007, the Company had approximately $330,000 and $126,000, respectively, in deferred revenue related to revenue arrangements which is being deferred until the revenue recognition criteria in SAB No. 104 and other authoritative accounting literature have been met.

(12)	401(k) Savings Plan

The Company has a 401(k) savings plan (“the Plan”), in which substantially all domestic employees can participate. Employer contributions are at the discretion of the Board of Directors and vest ratably over five years. The Company contributed approximately $766,000, $687,000, and $644,000 to the Plan in the years ended December 31, 2008, 2007 and 2006, respectively.

(13)	Lease Commitments

In February 2006, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 136,500 square feet of research and development, sales and marketing, production and general and administrative space in Norwood, Massachusetts. The lease expires in December 2016, and the Company has been granted the option to extend the term for three additional five-year periods. In connection with this lease, the Company provided an original security deposit in the amount of $911,000 to the lessor in accordance with the terms of the lease agreement. This security deposit was subsequently reduced to $759,000 in 2008. This lease is classified as an operating lease. The lease contains a rent escalation clause that requires additional rental amounts in the later years of the term. Rent expense is being recognized on a straight-line basis over the minimum lease term.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

Effective January 1, 2007, the Company entered into an operating lease for the Company’s international organization for approximately 9,280 square feet of office space in De Meern, The Netherlands. This lease expires in December 2011.

Rent expense was approximately $1,832,000, $1,717,000 and $1,282,000 in 2008, 2007 and 2006, respectively.

The Company’s capital leases consist of equipment and software leases. As of December 31, 2008, the Company had approximately $247,000 in gross assets under its capital lease agreements and related accumulated depreciation of approximately $64,000.

Future gross minimum lease commitments for all non-cancelable capital and operating leases as of December 31, 2008 are as follows:

Year Ending December 31,	Capital Lease	Operating Leases

2009	$86	$2,369
2010	83	2,289
2011	26	2,156
2012	1	2,123
2013	—	2,112
Thereafter	—	6,289

Total minimum lease payments	$196	$17,338

Less: Amount representing interest	(25)

Minimum future payments of principal	171
Less: Current portion	(71)

Long-term portion	$100

(14)	Commitments and Contingencies

Legal Proceedings

On October 10, 2007, a purported holder of the Company’s common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of the Company’s 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain of the Company’s unnamed officers, directors, and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of its initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. None of its directors or officers serving in such capacities at the time of its initial public offering (many of whom still serve as officers or directors of the Company) are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended, or a new complaint or suit filed, naming such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Exchange Act. On February 25, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25,

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. The plaintiff filed her opposition on September 8, 2008, and the Company and the other Issuer Defendants filed their Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. Oral argument on the Joint Motion to Dismiss was held on January 16, 2009 at which time the Judge took the pending notice to dismiss under advisement. The Judge has stayed discovery until he rules on all motions to dismiss. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

(15)	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007

Payroll and payroll-related	$7,921	$6,179
Professional services	793	597
Warranty	270	250
Deferred rent expense	151	107
Taxes payable	1,549	592
Interest payable	76	139
Unvouchered invoices	525	520
Other accrued liabilities	2,003	1,339

Total accrued liabilities	$13,288	$9,723

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

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

Revenue by geographic destination and as a percentage of total revenue is as follows:

	Year Ended December 31,
	2008	2007	2006

Geographic Area by Destination
Domestic	$69,101	$73,107	$70,729
International	30,166	24,217	20,605

Total	$99,267	$97,324	$91,334

	Year Ended December 31,
	2008	2007	2006

Geographic Area by Destination
Domestic	70%	75%	77%
International	30	25	23

Total	100%	100%	100%

The Company did not have sales in any individual country, other than the United States, or to any individual customer, that accounted for more than 10% of the Company’s total revenue or accounts receivable for the years ended December 31, 2008, 2007 and 2006.

Revenue by products and as a percentage of total revenue is as follows:

	2008	2007	2006

BIS Sensor revenue	$84,161	$75,372	$64,752
Percent of total revenue	85%	78%	71%
Equipment revenue	$15,106	$16,706	$20,266
Percent of total revenue	15%	17%	22%
Strategic alliance revenue	$—	$5,246	$6,316
Percent of total revenue	—	5%	7%
Total revenue	$99,267	$97,324	$91,334

The Company’s long-lived assets included the following:

	Year Ended December 31,
	2008	2007

Property and equipment
Domestic	$8,125	$8,296
International	194	159

Total	$8,319	$8,455

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

(17)	Valuation and Qualifying Accounts

The following tables set forth activity in the Company’s valuation and qualifying accounts:

		Additions
	Balance at	Charges (Credits)	Charges		Balance at
	Beginning	to Expenses and	(Credits)		End of
	of Period	Costs of Revenue	to Revenue	Deductions	Period

Allowance for Doubtful Accounts
Year Ended —
December 31, 2006	$116	$141	$—	$39	$218
December 31, 2007	218	129	—	25	322
December 31, 2008	322	(115)	—	86	121
Reserve for Excess or Obsolete Inventory
Year Ended —
December 31, 2006	$122	$267	$—	$176	$213
December 31, 2007	213	32	—	—	245
December 31, 2008	245	114	—	52	307
Allowance for Lease Payments
Year Ended —
December 31, 2006	$777	$—	$110	$21	$866
December 31, 2007	866	—	80	231	715
December 31, 2008	715	—	70	298	487
Tax Valuation Allowance
Year Ended —
December 31, 2006	$47,327	$(19,085)	$(28,242)	$—	$—
December 31, 2007	—	—	—	—	—
December 31, 2008	—	807	—	—	807

(18)	Loan Agreements

In May 2008, the Company renewed its revolving line of credit agreement with a commercial bank. The Company is entitled to borrow up to $5,000,000 under the revolving line of credit, which expires in May 2009. The line of credit may be extended on an annual basis at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At December 31, 2008, the Company had outstanding standby letters of credit with the commercial bank of approximately $823,000. At December 31, 2008, there was no outstanding balance under this revolving line of credit.

The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At December 31, 2008, the Company had $839,000 classified as restricted cash on the consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Norwood, Massachusetts and an international service provider. At December 31, 2008, the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

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

In addition to the termination of the agreements referenced above, on June 13, 2007, the Company repurchased 2,000,000 shares of its common stock held by Boston Scientific Corporation at a price of approximately $15.91 per share, for an aggregate repurchase price of $31,816,000. The per share price represented the average of the closing prices of the Company’s common stock as reported on the Nasdaq Global Market for the 20 consecutive trading days up to and including the date of the Termination and Repurchase Agreement. These shares have been cancelled and retired. In accordance with the agreement, for a period of 180 days following the date of the agreement, the Company had the right to purchase any or all of the balance of its shares of common stock held by Boston Scientific Corporation at a price of $15.00 per share or the average of the closing prices for the Company’s common stock over the 10 trading days prior to the Company’s exercising its right to repurchase, whichever is higher. Additionally, Boston Scientific Corporation had agreed that for a period of 180 days after the effective date of the agreement that it would not sell, contract to sell, grant any option to purchase or dispose of any of the shares of the Company’s common stock held of record by Boston Scientific Corporation on the effective date. On July 10, 2007, the Company exercised its right under the Termination and Repurchase Agreement and repurchased an additional 2,500,000 shares of common stock from Boston Scientific Corporation for $37,655,000. The repurchased shares were cancelled and retired. On November 7, 2007, the Company agreed to waive the lock-up and the call option set forth in the Termination and Repurchase Agreement with respect to the remaining 1,513,239 shares of the Company’s common stock held by Boston Scientific Corporation because Boston Scientific Corporation and a third party reached an agreement pursuant to which that third party agreed to purchase all of such shares.

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
(tabular amounts in thousands except per share amounts and percentages)

(20)	Convertible Debt

In June 2007, the Company completed a private placement of $125,000,000 aggregate principal amount of 2.5% convertible notes due 2014 (the “notes”). The notes are senior unsecured obligations and will rank equally with all of the Company’s existing and future senior debt and to all of the Company’s subordinated debt. Interest on the notes is payable semiannually in cash on June 15th and December 15th of each year with the first payment being made on December 15, 2007. The notes will mature on June 15, 2014. Net proceeds received from the issuance of the notes were approximately $121,000,000, which is net of the underwriter’s discount of approximately $4,000,000. In connection with the notes offering, the Company incurred total offering costs of approximately $4,559,000 which have been recorded as deferred financing fees in the consolidated balance sheet and are being amortized on a straight-line basis over the term of the notes. As of December 31, 2008, approximately $2,707,000 of the offering costs have been amortized to interest expense.

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
(tabular amounts in thousands except per share amounts and percentages)

The Company will not make any sinking fund payments in connection with the notes and the notes may not be redeemed by the Company prior to maturity date.

In connection with the offering of the notes, the Company repurchased an additional 1,000,000 shares of its common stock for $15,570,000 in privately negotiated transactions during 2007. These shares have been cancelled and retired.

During 2008, the Company repurchased an aggregate of $60,000,000 of its 2.5% convertible notes for total consideration of $30,431,000, plus accrued interest of approximately $617,000 through the dates of repurchase. As a result of these transactions, the Company recorded a gain on debt repurchase of $27,793,000 in 2008, which is net of the write-off of the ratable portion of unamortized deferred financing fees.

(21)	Stock Repurchase Program

On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases under this plan in 2007 or 2008. As of December 31, 2008, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of December 31, 2008, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.

(22)	Subsequent Event

In February 2009, the Company repurchased an additional $7,000,000 of its 2.5% convertible notes for total consideration of approximately $3,800,000, including accrued interest of approximately $28,000. As a result of this transaction, the Company recorded a gain on debt repurchase of approximately $3,000,000 in February 2009, which is net of the write-off of the ratable portion of unamortized deferred financing fees.

(23)	Summarized Quarterly Financial Data (Unaudited)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2008 and December 31, 2007:

	For the Quarter Ended
	March 29,	June 28,	September 27,	December 31,
	2008	2008	2008	2008

Revenue	$24,428	$25,185	$24,758	$24,896
Gross profit	17,942	18,832	18,654	18,576
Operating expenses	18,083	19,778	20,790	21,565
Income tax provision	424	1,270	1,883	5,795
Net (loss) income	(235)	1,899	1,040	8,397
Net (loss) income per share
Basic	(0.01)	0.11	0.06	0.48
Diluted	(0.01)	0.10	0.06	0.40

ASPECT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(tabular amounts in thousands except per share amounts and percentages)

	For the Quarter Ended
	March 31,	June 30,	September 29,	December 31,
	2007	2007	2007	2007

Revenue	$24,119	$26,641	$22,632	$23,932
Gross profit	18,040	20,874	17,099	17,992
Operating expenses	17,929	18,409	17,145	17,879
Income tax provision	576	1,882	683	255
Net income (loss)	517	1,488	(156)	408
Net income (loss) per share
Basic	0.02	0.07	(0.01)	0.02
Diluted	0.02	0.07	(0.01)	0.02

EXHIBIT INDEX

Exhibit
No.		Exhibit

3(i)	.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Second Amendment to its Registration Statement on Form S-1 filed on December 9, 1999 (File No. 333-86295).
3(ii)	.1	Amended and Restated By-Laws are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2001, filed on May 14, 2001.
3(ii)	.2	Amendment to Amended and Restated By-Laws are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2007.
3.2		Certificate of Designations of Series A Junior Participating Preferred Stock, dated November 29, 2004, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2004.
4.1		Specimen common stock certificate is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on August 31, 1999 (File No. 333-86295).
4.2		See Exhibits 3(i).1, 3(ii).1 and 3(ii).2 for provisions of the Registrant’s certificate of incorporation and by-laws defining the rights of holders of common stock.
4.3		Rights Agreement, dated November 29, 2004, by and between the Registrant and EquiServe Trust Company, N.A., which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2004.
4.4		Amendment No. 1, dated May 23, 3005, to Rights Agreement, dated November 29, 2004, by and between the Registrant and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2005.
4.5		Amendment No. 2, dated November 1, 2007, to Rights Agreement, dated November 29, 2004, by and between the Registrant and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2007.
4.6		Amendment No. 3, dated June 2, 2008, to Rights Agreement, dated November 29, 2004, by and between the Registrant and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2008.
4.7		Indenture, dated June 20, 2007, by and between the Registrant and U.S. Bank National Association is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
4.8		Form of 2.50% Convertible Senior Note due 2014 is incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed on August 29, 2007 (File No. 333-145779).
10	.1*	Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2005.
10	.2*	Form of Nonstatutory Stock Option Agreement Granted Under 1998 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2005.
10	.3*	Form of Restricted Stock Agreement Granted Under the Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2005.
10	.4*	Form of Restricted Stock Agreement Granted Under the Amended and Restated 1998 Director Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006.
10	.5*	2001 Stock Incentive Plan is incorporated herein by reference to the Registrant’s Proxy Statement on Schedule 14A filed on April 18, 2001.
10	.6*	Amendment to 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 1, 2005.

Exhibit
No.		Exhibit

10	.7*	Amendment to 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2008.
10	.8*	Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10	.9*	Form of Restricted Stock Agreement Granted Under 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2005.
10	.10*	Key Employee Change in Control Severance Benefits Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2008.
10	.11*	Severance Agreement and General Release, dated January 5, 2009, by and between the Registrant and Michael Falvey is incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 12, 2009.
10	.12†	International Distribution Agreement, dated January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on August 31, 1999 (File No. 333-86295).
10	.13†	International License Agreement, dated January 21, 1998, by and between the Registrant and Nihon Kohden Corporation is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on August 31, 1999 (File No. 333-86295).
10.14		License Agreement, dated October 31, 1995, by and between the Registrant and Siemens Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on August 31, 1999 (File No. 333-86295).
10	.15†	Product Agreement, dated May 5, 1999, by and between the Registrant and Drager Medizintechnik GmbH is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on August 31, 1999 (File No. 333-86295).
10	.16†	Distribution and License Agreement, dated April 1, 1996, between SpaceLabs Medical, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on August 31, 1999 (File No. 333-86295).
10.17		Revolving Credit Facility, dated May 16, 2001, by and between the Registrant and Fleet National Bank, together with Promissory Note, dated May 16, 2001, by and between the Registrant and Fleet National Bank, and Pledge Agreement, dated as of May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2001, filed on August 13, 2001.
10.18		First Amendment, dated December 21, 2001, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on March 29, 2002.
10.19		Third Amendment, dated March 21, 2003, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002, filed on Mach 28, 2003.
10.20		Fifth Amendment, dated May 14, 2004, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank, together with Deposit Pledge Agreement, dated May 14, 2004, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 3, 2004, filed on August 11, 2004.
10.21		Sixth Amendment, dated October 8, 2004, to Loan Agreement, dated May 16, 2001, by and between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended October 2, 2004, filed on November 10, 2004.
10.22		Advisory Board Agreement, dated as of January 23, 2002, by and between the Registrant and Stephen E. Coit is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 30, 2002, filed on May 13, 2002.

Exhibit
No.		Exhibit

10	.23†	OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.7 to the Registrant’s First Amendment to its Registration Statement on Form S-1 filed on October 6, 1999 (File No. 333-86295).
10	.24†	Letter Agreement, dated August 27, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.8 to the Registrant’s First Amendment to its Registration Statement on Form S-1 filed on October 6, 1999 (File No. 333-86295).
10	.25†	Addendum 2, dated December 16, 2003 with prices effective January 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended April 3, 2004, filed on May 12, 2004.
10	.26†	Addendum 3, dated February 3, 2006 with prices effective September 1, 2004, to the OEM Development and Purchase Agreement, dated August 6, 1999, by and between the Registrant and Philips Medizinsysteme Boeblingen GmbH (formerly Agilent Technologies, Inc.) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ending September 30, 2006, filed on August 10, 2006.
10	.27†	OEM Development and Purchase Agreement, dated February 13, 2003, by and between the Registrant and Dixtal Biomedica Ind E Com Ltda. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 29, 2003, filed on May 13, 2003.
10	.28†	OEM Development and Purchase Agreement, dated July 24, 2003, by and between the Registrant and Datascope Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 27, 2003, filed on November 10, 2003.
10	.29†	BISx Development, Purchase and License Agreement, dated January 28, 2004, by and between the Registrant and Draeger Medical Systems, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended April 3, 2004, filed on May 12, 2004.
10	.30†	BISx License, Development, and Supply Agreement, dated October 17, 2005, by and between the Registrant and Spacelabs Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2005.
10	.31†	BISx International License Agreement, dated March 21, 2008, by and between the Registrant and Nihon Kohden Corporation, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 29, 2008, filed on May 8, 2008.
10	.32†	Exclusive License Agreement, dated July 1, 2004, by and between the Registrant and The Regents of the University of California is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 3, 2004, filed on August 11, 2004.
10	.33†	Capital Equipment Supplier Agreement for Level of Consciousness, dated January 27, 2005, between the Registrant and Novation, LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended April 2, 2005, filed on May 12, 2005.
10	.34†	Purchase Agreement, dated August 30, 2005, by and between the Registrant and General Electric Company is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2005.
10.35		Net Lease, dated February 3, 2006, by and between the Registrant and CFRI/CQ Norwood Upland, L.L.C. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006.
10.36		Second Amendment, dated July 26, 2006, to Net Lease, dated February 3, 2006, by and between the Registrant and CFRI/CQ Norwood Upland, L.L.C. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 1, 2006, filed on August 10, 2006.
10.37		Termination and Repurchase Agreement, effective June 11, 2007, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2007.

Exhibit
No.	Exhibit

10.38	Registration Rights Agreement, dated June 11, 2007, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 12, 2007.
10.39	Registration Rights Agreement, dated June 20, 2007, by and between the Registrant and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2007.
10.40	Letter, dated November 7, 2007, by and between the Registrant and Boston Scientific Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2007.
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.