Form 10-Q
period 2009-04-04
ASPECT MEDICAL SYSTEMS INC
filed 2009-05-14
CIK 886235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 17,417,508 shares of Common Stock, $0.01 par value per share, outstanding as of May 14, 2009.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)
(unaudited)

	April 4,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$2,942	$12,066
Short-term investments	71,123	65,985
Accounts receivable, net of allowance of $209 at April 4, 2009 and $121 at December 31, 2008	14,004	13,193
Current portion of investment in sales-type leases	997	1,057
Inventory	8,500	7,796
Deferred tax assets	4,729	4,729
Other current assets	3,046	2,905

Total current assets	105,341	107,731
Property and equipment, net	8,197	8,319
Restricted cash	1,094	839
Long-term investments	996	4,561
Long-term investment in sales-type leases	1,166	1,454
Deferred financing fees	1,575	1,852
Long-term deferred tax assets	11,132	12,090
Other long-term assets	111	128

Total assets	$129,612	$136,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,219	$2,155
Accrued liabilities	9,942	13,288
Current portion of obligation under capital lease	69	71
Deferred revenue	100	236

Total current liabilities	12,330	15,750
Long-term portion of obligation under capital lease	92	100
Long-term portion of deferred revenue	81	94
Long-term debt	57,950	65,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 17,415,429 and 17,352,438 shares issued and outstanding at April 4, 2009 and December 31, 2008, respectively	176	176
Treasury stock, at cost; 276,493 shares of common stock	(5,008)	(5,008)
Additional paid-in capital	188,888	187,374
Accumulated other comprehensive income	(344)	(105)
Accumulated deficit	(124,553)	(126,407)

Total stockholders’ equity	59,159	56,030

Total liabilities and stockholders’ equity	$129,612	$136,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008
Revenue	$25,300	$24,428
Costs of revenue (1)	5,937	6,486

Gross profit	19,363	17,942

Operating expenses: (1)
Research and development	4,015	3,939
Sales and marketing	10,828	10,202
General and administrative	4,581	3,942

Total operating expenses	19,424	18,083

Loss from operations	(61)	(141)

Other income:
Interest income	450	1,278
Interest expense	(467)	(948)
Realized gain on sale of investment	20	—
Gain on repurchase of debt	3,049	—

Income before income taxes	2,991	189

Provision for income taxes	1,137	424

Net income (loss)	$1,854	$(235)

Net income (loss) per share:
Basic	$0.11	$(0.01)
Diluted	$0.10	$(0.01)

Weighted average shares used in computing net income (loss) per share:
Basic	17,377	17,148
Diluted	20,632	17,148

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$110	$119
Research and development	409	469
Sales and marketing	480	676
General and administrative	519	678
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,854	$(235)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities –
Depreciation and amortization	738	730
Gain on repurchase of debt	(3,049)	—
Gain on sale of investment	(20)	—
Provision for doubtful accounts	88	12
Stock-based compensation expense	1,497	1,916
Tax benefit for stock option exercises	17	16
Deferred taxes	958	213
Changes in assets and liabilities –
Increase in accounts receivable	(899)	(738)
(Increase) decrease in inventory	(704)	1,101
Increase in other current assets	(141)	(589)
Decrease in investment in sales-type leases	348	457
Decrease in other long-term assets	17	—
Increase (decrease) in accounts payable	64	(371)
Decrease in accrued liabilities	(3,346)	(913)
Decrease in deferred revenue	(149)	(56)

Net cash (used for) provided by operating activities	(2,727)	1,543

Cash flows from investing activities:
Increase in restricted cash	(255)	(3)
Acquisitions of property and equipment	(535)	(684)
Purchases of marketable securities	(21,336)	(33,683)
Proceeds from sales and maturities of marketable securities	19,600	24,525

Net cash used for investing activities	(2,526)	(9,845)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	287
Repurchase of long-term debt	(3,805)	—
Repayment of capital lease	(10)	(7)

Net cash (used for) provided by financing activities	(3,815)	280

Effect of exchange rate changes on cash	(56)	—

Net decrease in cash	(9,124)	(8,022)
Cash, beginning of period	12,066	19,828

Cash, end of period	$2,942	$11,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Aspect Medical Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Regulation S-X promulgated pursuant to the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim period.
     The Company follows a system of fiscal quarters as opposed to calendar quarters. Therefore, the first three quarters of each fiscal year end on the Saturday of the thirteenth week of each quarter and the last quarter of the fiscal year always ends on December 31.
(2) Summary of Significant Accounting Policies
     A summary of the significant accounting policies used by the Company in the preparation of its financial statements follows:
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Foreign Currency
     The functional currency of the Company’s international subsidiaries is the local currency of the international subsidiaries. Gains and losses resulting from translation adjustments have been included as part of accumulated other comprehensive income and have not been material. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in income currently and are not material.
Cash and Investments
     The Company invests its excess cash in money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at April 4, 2009 and December 31, 2008. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income or loss in the accompanying condensed consolidated balance sheets. Investments that have contractual maturity dates of more than twelve months from the balance sheet date are included in long-term investments in the accompanying condensed consolidated balance sheets.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Revenue Recognition
     The Company primarily sells its BIS monitors through a combination of a direct sales force and distributors. The Company sells its BIS Modules to original equipment manufacturers who then incorporate them into their equipment and then sell to the end user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under the Company’s Equipment Placement (“EP”) program. Sales, sales-type lease agreements and sales under the EP program are subject to the Company’s standard terms and conditions of sale and do not include any customer acceptance criteria, installation or other post shipment obligations (other than warranty) or any rights of return. The Company’s BIS monitor is a standard product and does not require installation as it can be operated with the instructions included in the operator’s manual.
     The Company recognizes revenue when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.
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
     As of April 4, 2009, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Research and Development Costs
     The Company charges research and development costs to operations as incurred. Research and development costs include costs associated with new product business development, product improvements and extensions, clinical studies and project consulting expenses.
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide such warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the condensed consolidated statements of operations for the three months ended April 4, 2009 and March 29, 2008, and accrued warranty cost, included in accrued liabilities in the condensed consolidated balance sheet at April 4, 2009, were as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Beginning balance	$270	$250
Warranty expense	5	(11)
Deductions and other	(16)	(13)

Ending balance	$259	$226

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
Concentration of Credit Risk
     Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, investments, accounts receivable and investment in sales-type lease receivables. The Company does not require collateral or other security to support financial instruments subject to credit risk. To minimize the financial statement risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded the reserves established by management. The Company maintains cash and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and the Company’s policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Net Income (Loss) Per Share
     In accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”), basic net income (loss) per share for the three months ended April 4, 2009 and March 29, 2008, was computed by dividing net income (loss) by the weighted average number of common shares outstanding during those periods and diluted net income (loss) per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options, unvested restricted stock and convertible debt during those periods.
     For the three months ended April 4, 2009 and March 29, 2008, approximately 5,180,000 and 4,113,000, respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.
     Basic and diluted net income (loss) per share amounts for the three months ended April 4, 2009 and March 29, 2008 were determined as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Basic:
Net income (loss)	$1,854	$(235)

Weighted average shares outstanding	17,377	17,148

Basic net income (loss) per share	$0.11	$(0.01)

Diluted:
Net income (loss)	$1,854	$(235)
Interest expense on convertible debt, net	287	—

Net income (loss) as adjusted	$2,141	$(235)

Weighted average shares outstanding	17,377	17,148
Effect of dilutive stock options and restricted stock	4	—
Conversion of convertible notes	3,251	—

Weighted average shares assuming dilution	20,632	17,148

Diluted net income (loss) per share	$0.10	$(0.01)

Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income (loss), the only other elements of comprehensive income (loss) impacting the Company are the unrealized gains (losses) on its investments for all periods presented and cumulative currency translation adjustments.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     Stock-Based Compensation
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
     The Company accounts for share-based payments to employees under the fair value recognition and measurement provisions of SFAS No. 123R (revised 2004), Share Based Payment (“SFAS No. 123R”). Compensation expense recognized during the three months ended April 4, 2009 and March 29, 2008 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the three months ended April 4, 2009 and March 29, 2008, the Company calculated the grant-date fair value using the following assumptions:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Options granted	644	272
Weighted average exercise price	$ 4.44	$11.82
Weighted average grant date fair value	$ 2.65	$ 5.54

Assumptions:
Risk-free interest rate	2.56%	2.96%
Expected term	6.13 years	5.76 years
Expected volatility	63%	46%
Expected dividend yield	—	—
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
     Expected volatility: in estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded options. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the three months ended April 4, 2009. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Expected dividend yield: this assumption is not applicable in the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three months ended April 4, 2009, the Company applied a forfeiture rate of approximately 7.06%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. The Company’s results for the three months ended April 4, 2009 and March 29, 2008 include stock-based compensation expense of approximately $1,518,000 and $1,942,000, respectively, of which approximately $21,000 and $26,000, respectively, relates to tax on deferred compensation which is included in the condensed consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ and restricted stock holders’ compensation cost.
     As of April 4, 2009, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $5,920,000 and $4,869,000, respectively, which will be amortized over the weighted average remaining requisite service periods of 29 months and 30 months, respectively.
     For the three months ended April 4, 2009, the Company recorded stock-based compensation expense for non-employees of approximately $3,000 resulting from the grant of 665 stock options to one consultant and a stock award of 300 shares to another consultant.
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
     The estimated fair value of the Company’s long-term debt at April 4, 2009 was approximately $30,714,000 and the carrying amount was $57,950,000. The fair value of the debt was estimated based on the rate used to repurchase a portion of the notes in February 2009 in an open market transaction.
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s results of operations, financial position or cash flow.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
requires the issuer of certain convertible debt instruments, such as the Company’s convertible senior notes, that may be settled in cash on conversion to separately account for the liability and equity components of the instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of APB 14-1 did not have a material impact on the Company’s results of operations, financial position or cash flow.
     In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarified how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (“EITF 01-6”). It also resolved issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates” (Implementation Issue C21). The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. Therefore, any company that previously evaluated equity-linked financial instruments under the pre-existing financial instruments literature will need to once again carefully analyze the appropriate classification of those financial instruments and analyze any equity-linked embedded features for bifurcation under the new guidance. The adoption of EITF 07-5 did not have a material impact on the Company’s results of operations, financial position or cash flow.
     In April 2009, the FASB issued three FSPs intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That are not Orderly (“FSP FAS 157-4”), relates to determining fair values when no active market exists or where the price inputs used represent distressed sales. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), increase the frequency of fair value disclosures for financial instruments not currently reported on the balance sheet of companies at fair value from once a year to a quarterly basis. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), provides additional guidance to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009. The Company does not believe that the adoption of these three FSPs will have a material impact on its results of operations, financial position or cash flow.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(3) Comprehensive Income (Loss)
          The Company’s total comprehensive income (loss) is as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Net income (loss)	$1,854	$(235)
Other comprehensive income:
Foreign currency translation adjustments	(56)	—
Unrealized (loss) gain on marketable securities	(183)	224

Comprehensive income (loss)	$1,615	$(11)

(4) Investment in Sales-Type Leases
          The components of the Company’s net investment in sales-type leases are as follows:

	April 4,	December 31,
	2009	2008
Total minimum lease payments receivable	$3,045	$3,457
Less:
Unearned interest income	390	459
Allowance for lease payments	492	487

Net investment in sales-type leases	2,163	2,511
Less — current portion	997	1,057

	$1,166	$1,454

(5) Inventory
          Inventory consists of the following:

	April 4,	December 31,
	2009	2008
Raw materials	$4,918	$4,552

Work-in-progress	28	25
Finished goods	3,554	3,219

	$8,500	$7,796

(6) Income Taxes
     The Company is subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three month period ended April 4, 2009, the Company recorded a tax provision of $1,137,000 on income before taxes of $2,991,000 resulting in an effective income tax rate of 38%. For the three months ended April 4, 2009, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R and a taxable gain on the repurchase of a portion of the Company’s convertible debt. For the three month period ended March 29, 2008, the

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Company recorded a tax provision of $424,000 on income before taxes of $189,000 resulting in an effective income tax rate of 224%.
     In the first quarter of 2008, the Company recorded a valuation allowance of approximately $257,000 for a portion of its federal research and development credits since these credits are expected to expire unused based on current projections. In addition, in the third quarter of 2008, the Company recorded a valuation allowance on a capital loss related to its commercial paper investments since it does not anticipate that it will be able to benefit from this loss in the near future. As of April 4, 2009, the Company’s total cumulative valuation allowance was approximately $807,000.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2009, the Company had gross unrecognized tax benefits of $805,000 (net of the federal benefit on state issues), which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. There were no significant changes to any of these amounts during the first quarter of 2009. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
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
     In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 did not have a material impact on the Company’s results of operations, financial position or cash flow.
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In accordance with SFAS No. 157, the Company has classified its financial assets and liabilities that are required to be measured at fair value as of April 4, 2009 as follows:

		Fair Value Measurements at April 4, 2009
	Balance at
	April 4, 2009	Level 1	Level 2	Level 3
Cash and restricted cash	$4,036	$4,036	$—	$—
Available for sale securities	72,119	302	71,817	—

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
     Revenue by geographic region and as a percentage of total revenue by geographic region is as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Geographic area by region
Domestic	$17,095	$17,063
International	8,205	7,365

Total	$25,300	$24,428

	Three Months Ended
	April 4,	March 29,
	2009	2008
Geographic area by region
Domestic	68%	70%
International	32	30

Total	100%	100%

     The Company did not have sales in any individual country, other than the United States, or to any individual customer, that accounted for more than 10% of the Company’s total revenue or accounts receivable for the three months ended April 4, 2009 and March 29, 2008.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     Legal Proceedings
     On October 10, 2007, a purported holder of the Company’s common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of the Company’s 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain of the Company’s unnamed officers, directors, and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of its initial public offering on January 28, 2000, through at least January 27, 2001.  The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act.  The Company was named as a nominal defendant in the action, but has no liability for the asserted claims.  None of its directors or officers serving in such capacities at the time of its initial public offering (many of whom still serve as officers or directors of the Company) was named as defendants in this action. On February 25, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint.  On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss.  The plaintiff filed her opposition on September 8, 2008, and the Company and the other Issuer Defendants filed their Reply in Support of Their Joint Motion to Dismiss on October 23, 2008.  Oral argument on the Joint Motion to Dismiss was held on January 16, 2009.
     On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation.  Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit.
     The plaintiff filed a Notice of Appeal on April 10, 2009. The plaintiff’s opening brief in the appeal is currently due on July 27, 2009, with the Company and the underwriters’ responses due on August 25, 2009. The plaintiff may file a reply brief on September 8, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.
(10) Loan Agreements
     The Company is entitled to borrow up to $5,000,000 under a revolving line of credit, which expires in May 2009 and is currently being renegotiated. The line of credit may be extended on an annual basis at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $5,000,000 revolving line of credit is available for standby letters of credit. At April 4, 2009, the Company had outstanding standby letters of credit with the commercial bank of approximately $1,073,000. At April 4, 2009, there was no outstanding balance under this revolving line of credit.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying condensed consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At April 4, 2009, the Company had $1,094,000 classified as restricted cash on the condensed consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Norwood, Massachusetts, leased computers and an international service provider. At April 4, 2009, the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(11) Convertible Debt
     During the three months ended April 4, 2009, the Company repurchased an aggregate of $7,050,000 of its 2.5% convertible notes for total consideration of $3,805,000, plus accrued interest of approximately $28,000 through the dates of repurchase. As a result of these transactions, the Company recorded a gain on debt repurchase of $3,049,000 in the first quarter of 2009, which is net of the write-off of the ratable portion of unamortized deferred financing fees.
(12) Stock Repurchase Program
     On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases under this plan in 2008 or the first quarter of 2009. As of April 4, 2009, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of April 4, 2009, the Company is authorized to repurchase an additional 1,723,507 shares of common stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
     We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to assess and manage a patient’s level of consciousness in the operating room, intensive care and procedural sedation settings and is intended to assist the clinician in better determining the amount of anesthesia or sedation needed by each patient. Our proprietary BIS system includes our: BIS monitor, BIS Module Kit, which includes components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers, or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products, and our group of sensor products, which we collectively refer to as BIS Sensors.
     We derive our revenue primarily from sales of BIS Sensors, our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, which we collectively refer to as Equipment, and sales of BIS monitors. To assist management in assessing and managing our business, we segregate our revenue by sales by region and sales by products, as shown in the following table:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Domestic revenue	$17,095	$17,063
Percentage of total revenue	68%	70%

International revenue	$8,205	$7,365
Percentage of total revenue	32%	30%

Total revenue	$25,300	$24,428

BIS Sensor revenue	$21,581	$20,636
Percentage of total revenue	85%	84%

Equipment revenue	$3,719	$3,792
Percentage of total revenue	15%	16%

Total revenue	$25,300	$24,428
     At April 4, 2009, we had cash, restricted cash and investments of approximately $76.2 million and working capital of approximately $93.0 million.
     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday of the thirteenth week of each quarter and the last quarter of the fiscal year always ends on December 31.
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
     We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers), our BIS XP system and, most recently in December 2007, our BISx and the BIS VISTA monitor. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 14% and 15%, respectively, of our international revenue in the three months ended April 4, 2009 and March 29, 2008.
     We account for share-based payments to employees under Financial Accounting Standards Board’s, or FASB’s, Statement of Financial Accounting Standards, or SFAS, 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. For the three months ended April 4, 2009 and March 29, 2008, we recognized approximately $1.5 million and $1.9 million, respectively, of stock-based compensation expense in our condensed consolidated statements of operations. See Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results at least through the second quarter of 2009. For example, a third party study that was published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. While the study results were consistent with earlier studies that showed a low incidence of awareness using BIS, we believe the conclusions drawn by the authors are not supported by their data and that there were several flaws in the design and execution of the trial. However, we believe that the publication of this study has had, and may continue to have an adverse effect on the rate at which existing or potential new customers purchase and use our products. We have also recently expanded our sales force and expect that the resulting increase in operating expenses would not be offset at least initially by an increase in revenue. We also have shifted the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to decrease. Additionally, we have repurchased a portion of our notes, and may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the notes, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made. We face risks beyond our control presented by the continued challenges of the U.S. and worldwide economies, the healthcare industry, hospital purchases and our business. Finally, we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists.

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
  Revenue Recognition
     We sell our BIS monitors primarily through a combination of a direct sales force and distributors. We sell our BIS modules to original equipment manufacturers who then incorporate them into their equipment and sell to the end user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables, or SAB No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.
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
     We exercise judgment in determining the specific time periods in which we can recognize revenue in connection with sales of our products. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition could change accordingly and any such change could affect our reported results.

  Stock-Based Compensation
     SFAS No. 123R requires that stock-based compensation expense associated with equity instruments be recognized in the consolidated statement of operations. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:
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
Expected volatility: in estimating expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded options. We used a combination of our implied volatility and historical volatility to estimate expected volatility for the three months ended April 4, 2009. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 7.06% in our calculation at April 4, 2009. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
     As of April 4, 2009, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $5,920,000 and $4,869,000 , respectively, which will be amortized over the weighted average remaining requisite service periods of 29 months and 30 months, respectively.
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

	Three Months Ended
	April 4,	March 29,
	2009	2008
Revenue	100%	100%
Costs of revenue	23	26

Gross profit	77	74

Operating expenses:
Research and development	16	16
Sales and marketing	43	42
General and administrative	18	16

Total operating expenses	77	74

Loss from operations	—	—
Interest income, net	—	1
Realized gain on sale of investment	—	—
Gain on repurchases of debt	12	—

Income before income taxes	12	1
Provision for income taxes	5	2

Net income (loss)	7%	(1)%

Three Months Ended April 4, 2009 Compared with the Three Months Ended March 29, 2008

	Three Months Ended
			Percentage
	April 4,	March 29,	Increase
	2009	2008	(Decrease)
	(in thousands, except
	unit amounts)
Revenue — Worldwide
BIS Sensor	$21,581	$20,636	5%

BIS monitor	1,898	2,097	(9)
Original equipment manufacturer products	1,013	981	3
Other equipment and accessories	808	714	13

Total equipment	3,719	3,792	(2)

Total revenue	$25,300	$24,428	4%

Unit Analysis — Worldwide
BIS Sensors	1,598,000	1,486,000	8%
BIS monitors	732	718	2
Original equipment manufacturer
BIS products	1,362	1,560	(13)
Installed base	58,882	49,295	19
     Revenue. Revenue from the sale of BIS Sensors increased approximately 5% in the three months ended April 4, 2009 compared with the three months ended March 29, 2008 and the number of BIS Sensors sold increased approximately 8% during this same period. We believe the increase in revenue from the sale of BIS Sensors and the number of BIS Sensors sold during this period was primarily attributable to two factors. First, we have shifted the focus of our sales and marketing strategy from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration and second, we experienced growth in the installed base of BIS monitors. The number of domestic sensors sold was approximately 961,000 during the first quarter of 2008 and increased to approximately 971,000 during the first quarter of 2009, an increase of approximately 1%, while the number of international sensors sold increased approximately 19% from approximately 525,000 during the first quarter of 2008 to approximately 627,000 during the first quarter of 2009. The average domestic selling price of our BIS Sensors remained stable. The average international selling price of our BIS Sensors decreased by approximately 2%. Our installed base of BIS monitors and original equipment manufacturer products increased approximately 19% to 58,882 units at April 4, 2009 compared with 49,295 units at March 29, 2008.
     During the three months ended April 4, 2009 compared with the three months ended March 29, 2008, total Equipment revenue decreased by approximately 2%. The decrease in Equipment revenue during this period was a result of a decrease of approximately 9% in BIS monitor revenue offset by an increase of approximately 3% in original equipment manufacturer product revenue and an increase of approximately 13% in other equipment revenue. The decrease in monitor revenue was the result of a decrease in the average selling price of approximately 11% due primarily to a Bilateral Vista monitor promotion which involves trade-ins of A-2000 BIS monitors at a discounted price for Bilateral Vista monitors that we implemented during the first quarter of 2009. The increase in original equipment manufacturer product revenue was a result of an increase in average selling price of approximately 18% offset by a decrease of approximately 13% in the number of products sold to our original equipment manufacturers.
     Our gross margin was approximately 76.5% of revenue in the first quarter of 2009 compared with a gross margin of approximately 73.4% of revenue in the first quarter of 2008. The increase in gross margin in 2009 as compared to the same period in 2008 was primarily the result of favorable manufacturing variances related to material pricing and cost reductions we implemented in the fourth quarter of 2008 and the first quarter of 2009.

Expense Overview

	Three Months Ended

	April 4,	March 29,	Percentage
	2009	2008	Increase
	(in thousands)
Expenses
Research and development	$4,015	$3,939	2%
Sales and marketing	10,828	10,202	6
General and administrative	4,581	3,942	16
     Research and Development. The increase in research and development expenses in the three months ended April 4, 2009 compared with the three months ended March 29, 2008 was primarily attributable to an increase of approximately $80,000 in consulting expenses related to new product and business development support. We expect research and development expenses in the second quarter of 2009 to increase compared to the level of research and development expenses in the first quarter of 2009 due primarily to continued business development expense.
     Sales and Marketing. The increase in sales and marketing expenses in the three months ended April 4, 2009 compared with the three months ended March 29, 2008 was primarily attributable to an increase of approximately $685,000 in compensation and benefits and an increase of approximately $157,000 in honorarium expense related to clinician education, offset by a decrease of approximately $194,000 in meeting expense as a result of cost reductions. The overall increase in compensation and benefits is principally the result of the sales force expansion which we initiated during the second quarter of 2008 and a sales retention program implemented in April 2008. We expect sales and marketing expenses in the second quarter of 2009 to decrease compared to the level of sales and marketing expenses in the first quarter of 2009 due to continued cost reduction efforts.
     General and Administrative. The increase in general and administrative expenses in the three months ended April 4, 2009 compared with the three months ended March 29, 2008 was primarily attributable to an increase of approximately $643,000 in professional services, including legal services and accounting and tax related services. The increase in professional services is primarily related to one-time charges to support shareholder matters. We expect general and administrative expenses in the second quarter of 2009 to decrease compared to the level of general and administrative expenses in the first quarter of 2009.
     Interest Income. Interest income decreased to approximately $450,000 in the three months ended April 4, 2009 from approximately $1,278,000 in the three months ended March 29, 2008, a decrease of approximately 65%. The decrease in interest income in the three months ended April 4, 2009 compared with the three months ended March 29, 2008 was primarily attributable to a lower cash and investment balance resulting from repurchases of a portion of our convertible debt in 2008 and the first quarter of 2009 combined with a decrease in interest and other investment return rates. We expect interest income in the second quarter of 2009 to decrease compared to interest income in the first quarter of 2009 due to a lower cash and investment balance combined with a decrease in investment return rates.
     Interest Expense. Interest expense decreased to approximately $467,000 in the three months ended April 4, 2009 from approximately $948,000 in the three months ended March 29, 2008. The decrease in interest expense in the three months ended April 4, 2009 was primarily due to repurchases of portions of our convertible debt during 2008 and the first quarter of 2009. We expect interest expense in the second quarter of 2009 to decrease compared with the level of interest expense in the first quarter of 2009.
     Other Income. Other income, excluding interest income and interest expense, was approximately $3.1 million in the three months ended April 4, 2009 compared with no other income in the three months ended March 29, 2008. The other income is due to aggregate gains of approximately $3.0 million resulting from repurchases of portions of our convertible debt in the first quarter of 2009 and a gain of approximately $20,000 on the sale of investment in the three months ended April 4, 2009. We expect other income in the second quarter of 2009 to be below the level of other income in the first quarter of 2009.

     Income Taxes. We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three month period ended April 4, 2009, we recorded a tax provision of $1,137,000 on income before taxes of $2,991,000 resulting in an effective income tax rate of 38%. For the three months ended April 4, 2009, the difference between our effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R and a taxable gain on the repurchase of a portion of our convertible debt. For the three month period ended March 29, 2008, we recorded a tax provision of $424,000 on income before taxes of $189,000 resulting in an effective income tax rate of 224%.
          In the first quarter of 2008, we recorded a valuation allowance of approximately $257,000 for a portion of our federal research and development credits since these credits are expected to expire unused based on current projections. In addition, in the third quarter of 2008, we recorded a valuation allowance on a capital loss related to our commercial paper investments since we do not anticipate that we will be able to benefit from this loss in the near future. As of April 4, 2009, our total cumulative valuation allowance was approximately $807,000.
          We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2009, we had gross unrecognized tax benefits of $805,000 (net of the federal benefit on state issues) which represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We classify interest and penalties related to unrecognized tax benefits as income tax expense. There were no significant changes to any of these amounts during the first quarter of 2009. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
Liquidity and Capital Resources
     In May 2001, we entered into an agreement with Bank of America for a $5.0 million revolving line of credit, which expires in May 2009 and is currently being renegotiated. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At April 4, 2009, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $5.0 million revolving line of credit is available for standby letters of credit. At April 4, 2009, the interest rate on the line of credit was 3.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facility, leased computers and an international service provider in the amount of approximately $1.1 million which is shown on our consolidated balance sheet as restricted cash.
     In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes were $121.0 million, which is net of the initial purchaser’s discount of $4.0 million. As of April 4, 2009, we have used approximately $85.0 million of these proceeds to repurchase 5.5 million shares of our common stock, of which 4.5 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of April 4, 2009, we had repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan, and we did not repurchase any shares in the first quarter of 2009.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at April 4, 2009 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations and capital expenditures for at least the next twelve months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program, to meet market demand for our products and to repay our convertible notes.
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
     Working capital at April 4, 2009 was approximately $93.0 million compared with approximately $92.0 million at December 31, 2008.
     Cash used for operations. We used approximately $2.7 million of cash for operations in the three months ended April 4, 2009 compared with cash received from operations of approximately $1.5 million in the three months ended March 29, 2008. The cash used in the three months ended April 4, 2009 was primarily attributable to a decrease of approximately $3.3 million in accrued liabilities and non-cash gains of approximately $3.0 million resulting from the repurchase of an aggregate of approximately $7.1 million of our 2.5% convertible notes during the period. These were offset by our net income of approximately $1.9 million and non-cash stock-based compensation expense of approximately $1.5 million.
     Cash used for investing activities. We used approximately $2.5 million of cash in investing activities in the three months ended April 4, 2009 compared with the use of cash of approximately $9.8 million in the three months ended March 29, 2008. The cash used in the three months ended April 4, 2009 was primarily the result of net purchases of marketable securities of approximately $1.7 million. We anticipate the level of capital expenditures in the second quarter of 2009 will increase compared with the level of capital expenditures in the first quarter of 2009 mainly due to purchases related to our manufacturing equipment.
     Cash provided by financing activities. We used approximately $3.8 million of cash for financing activities in the three months ended April 4, 2009 compared with receiving approximately $280,000 in the three months ended March 29, 2008. The cash used for financing activities was primarily the result of our repurchase of an aggregate of approximately $7.1 million of our 2.5% convertible notes during the period for approximately $3.8 million.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Effects of Inflation
     We believe that inflation and changing prices over the past three fiscal years have not had a significant impact on our net sales and revenues or on our income from continuing operations.
Recent Accounting Pronouncements

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, or SFAS No. 161. The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on our results of operations, financial position or cash flow.
     In May 2008, the FASB issued FASB Staff Position, or FSP, APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 requires the issuer of certain convertible debt instruments, such as our convertible senior notes, that may be settled in cash on conversion to separately account for the liability and equity components of the instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of APB 14-1 did not have a material impact on our results of operations, financial position or cash flow.
     In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 clarified how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6). It also resolved issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates” (Implementation Issue C21). The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. Therefore, any company that previously evaluated equity-linked financial instruments under the pre-existing financial instruments literature will need to once again carefully analyze the appropriate classification of those financial instruments and analyze any equity-linked embedded features for bifurcation under the new guidance. The adoption of EITF 07-5 did not have a material impact on our results of operations, financial position or cash flow.
     In April 2009, the FASB issued three FSPs intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That are not Orderly, or FSP FAS 157-4, relates to determining fair values when no active market exists or where the price inputs used represent distressed sales. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, we refer to these pronouncements as FSP FAS 107-1 and APB 28-1, increase the frequency of fair value disclosures for financial instruments not currently reported on the balance sheet of companies at fair value from once a year to a quarterly basis. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2, provides additional guidance to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009. We do not believe that the adoption of these three FSPs will have a material impact on our results of operations, financial position or cash flow.

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending July 4, 2009 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II – Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.
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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 4, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 10, 2007, a purported holder of our common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of our 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain of our unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on January 28, 2000, through at least January 27, 2001.  The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act.  We were named as a nominal defendant in the action, but have no liability for the asserted claims.  None of our directors or officers serving in such capacities at the time of our initial public offering (many of whom still serve as officers or directors) was named as defendants in this action. On February 25, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint.  On July 25, 2008, we joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss.  The plaintiff filed her opposition on September 8, 2008, and we and the other Issuer Defendants filed our Reply in Support of Their Joint Motion to Dismiss on October 23, 2008.  Oral argument on the Joint Motion to Dismiss was held on January 16, 2009.
     On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on us prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation.  Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit.
     The plaintiff filed a Notice of Appeal on April 10, 2009. The plaintiff’s opening brief in the appeal is currently due on July 27, 2009, with our and the underwriters’ responses due on August 25, 2009. The plaintiff may file a reply brief on September 8, 2009. We currently believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.
Item 1A. Risk Factors
     You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating our business. Failure to adequately overcome or address any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. The following risk factors supersede the risk factors previously disclosed in Item 1A. of our 2008 Annual Report on Form 10-K.
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
Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2009.
     Various factors may adversely affect our quarterly operating results through the second fiscal quarter of 2009. Among these factors are the following:
•	a third party study published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. We believe that the publication of this study has had, and may continue to have an adverse effect on the rate at which existing or potential new customers purchase and use our products, which could adversely affect our operating results;

•	we have expanded our sales force and expect that the resulting increase in operating expenses would not be offset at least initially by an increase in revenue; as a result our operating results in such periods could be adversely affected;

•	we have shifted the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to continue to decrease. As such, if we do not increase revenue from sales of our BIS Sensors quickly, or at all, our operating results could be adversely affected;

•	we may not realize expected benefits of favorable industry pronouncements on anesthesia awareness, including the position statements issued by the Joint Commission on Accreditation of Healthcare Organizations, the American Society of Anesthesiologists House of Delegates, and the American Association of Nurse Anesthetists;

•	we have repurchased a portion of our 2.5% convertible senior notes due 2014, referred to as our notes, and we may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the note, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made; and

•	we face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies including without limitation the effects of domestic inflation, declines in the value of our investments, the global rise in energy costs and reductions in hospital spending.
     If these or any other adverse factors cause a decline in our operating results, or if the market perceives that any such adverse factors could cause a decline in our operating results, in the second quarter of 2009 or beyond, then the trading price of our common stock may decline and your investment may lose value.
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
     As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. The current tightening of credit in financial markets may lead hospitals to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The volatility in the credit markets has severely diminished liquidity and capital availability. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.
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

     The market price of our stock is highly volatile. For example, from January 1, 2009 through May 1, 2009, the price of our common stock has ranged from a high of $5.17 to a low of $2.86. As a result of this volatility, your investment in our stock could rapidly lose its value. Our stock price could fluctuate for many reasons, including without limitation:
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
     In June 2007, we issued $125.0 million principal amount of 2.5% convertible senior notes due 2014. At April 4, 2009, $58.0 million principal amount remained outstanding. Our level of indebtedness could have important consequences to investors, because:
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
     During 2008, we repurchased $60.0 million of the notes for total consideration of $30.4 million, plus accrued interest of $617,000 to the date of repurchase. As a result of these transactions, we have recorded a net gain on debt repurchases of $27.8 million for the year ended December 31, 2008. In February 2009, we repurchased an additional $7.1 million of the notes for total consideration of approximately $3.8 million including accrued interest of approximately $28,000, which resulted in a net gain on repurchase of approximately $3.0 million. We may, from time to time, depending on market conditions, including without limitation whether our notes are then trading at discounts to their respective face amounts, repurchase additional outstanding notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt, or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material. In addition, if we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, such exchanges could result in material dilution to holders of our common stock. Moreover, any such repurchase could result in a tax liability if made at a discount to the face amount of the notes, and/or could otherwise adversely affect our financial condition or results of operations. Repurchases of the notes could also adversely affect the trading market for such notes if, for example, the public float on such notes is materially reduced. There can be no assurance that we will repurchase or exchange any additional outstanding notes and even if, in the future, we elect to repurchase a portion of the outstanding notes, any such repurchase may not be successfully completed or, if completed, may not be on terms that are favorable to us or that result in expected benefits for us.
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
     As of April 4, 2009, we had outstanding options to purchase approximately 4,674,000 shares of our common stock at a weighted average exercise price of $15.24 per share (approximately 1,303,000 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.

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
     The notes will be our senior unsecured obligations and rank equally with any senior debt and senior to any subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of April 4, 2009, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.
The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.
     The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of April 4, 2009, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $1.3 million. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.
Item 6. Exhibits.
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: May 14, 2009	By:	/s/ J. Neal Armstrong
J. Neal Armstrong
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1	Severance Agreement and General Release, dated as of January 1, 2009, by and between the Registrant and Michael Falvey is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2009.

10.2	Settlement Agreement, dated as of April 8, 2009, by and among the Registrant, First Manhattan Co., First BioMed Management Associates, LLC and First BioMed, L.P. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 9, 2009.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.