Form 10-Q
period 2009-07-04
ASPECT MEDICAL SYSTEMS INC
filed 2009-08-13
CIK 886235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The Registrant had 17,440,673 shares of Common Stock, $0.01 par value per share, outstanding as of August 1, 2009.

ASPECT MEDICAL SYSTEMS, INC.

		Page
PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets (unaudited) as of July 4, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Income (unaudited) for the Three and Six Months Ended July 4, 2009 and June 28, 2008	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended July 4, 2009 and June 28, 2008	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 6.	Exhibits	50

SIGNATURES		51
EX-10.2 Amendment 2 dated April 15, 2009 to OEM Development and Purchase Agreement, dated August 30, 2005, by and between Registrant and General Electric Company
EX-10.3 BISx International License Agreement, dated April 14, 2009, by and between the Registrant and Philips Medizin Systeme Boblingen GmbH
EX-31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
EX-31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
EX-32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)
(unaudited)

	July 4,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,401	$12,066
Short-term investments	64,762	65,985
Accounts receivable, net of allowance of $198 at July 4, 2009 and $121 at December 31, 2008	13,337	13,193
Current portion of investment in sales-type leases	910	1,057
Inventory	8,217	7,796
Deferred tax assets	4,729	4,729
Other current assets	2,816	2,905

Total current assets	107,172	107,731
Property and equipment, net	7,888	8,319
Restricted cash	1,102	839
Long-term investments	28	4,561
Long-term investment in sales-type leases	1,092	1,454
Deferred financing fees	1,500	1,852
Long-term deferred tax assets	11,134	12,090
Other long-term assets	95	128

Total assets	$130,011	$136,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,446	$2,155
Accrued liabilities	8,969	13,288
Current portion of obligation under capital lease	77	71
Deferred revenue	114	236

Total current liabilities	10,606	15,750
Long-term portion of obligation under capital lease	46	100
Long-term portion of deferred revenue	70	94
Long-term debt	57,950	65,000
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 17,440,673 and 17,352,438 shares issued and outstanding at July 4, 2009 and December 31, 2008, respectively	176	176
Treasury stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	190,477	187,374
Accumulated other comprehensive loss	(60)	(105)
Accumulated deficit	(124,246)	(126,407)

Total stockholders’ equity	61,339	56,030

Total liabilities and stockholders’ equity	$130,011	$136,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenue	$24,893	$25,185	$50,193	$49,613
Costs of revenue (1)	6,186	6,353	12,123	12,839

Gross profit	18,707	18,832	38,070	36,774

Operating expenses: (1)
Research and development	3,658	3,934	7,673	7,873
Sales and marketing	10,176	11,672	21,004	21,874
General and administrative	4,240	4,172	8,821	8,114

Total operating expenses	18,074	19,778	37,498	37,861

Income (loss) from operations	633	(946)	572	(1,087)

Other income (expense):
Interest income	330	1,103	780	2,381
Interest expense	(445)	(928)	(912)	(1,876)
Realized gain on sale of investments	10	—	30	—
Gain on repurchase of debt	—	3,940	3,049	3,940

Income before income taxes	528	3,169	3,519	3,358

Provision for income taxes	221	1,270	1,358	1,694

Net income	$307	$1,899	$2,161	$1,664

Net income per share:
Basic	$0.02	$0.11	$0.12	$0.10
Diluted	$0.02	$0.10	$0.12	$0.10

Weighted average shares used in computing net income per share:
Basic	17,414	17,217	17,395	17,183
Diluted	17,414	23,754	17,395	17,409

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$108	$124	$218	$243
Research and development	397	487	806	956
Sales and marketing	452	669	932	1,345
General and administrative	559	650	1,078	1,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 4,	June 28,
	2009	2008
Cash flows from operating activities:
Net income	$2,161	$1,664
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	1,522	1,500
Gain on repurchase of debt	(3,049)	(3,940)
Gain on sale of investment	(30)	—
Provision for doubtful accounts	77	13
Stock-based compensation expense	2,992	3,821
Tax benefit for stock option exercises	33	17
Deferred taxes	956	1,489
Changes in assets and liabilities —
Increase in accounts receivable	(221)	(497)
(Increase) decrease in inventory	(421)	426
Decrease (increase) in other current assets	89	(581)
Decrease in investment in sales-type leases	509	851
Decrease in other long-term assets	33	—
Decrease in accounts payable	(709)	(166)
Decrease in accrued liabilities	(4,319)	(782)
(Decrease) increase in deferred revenue	(146)	18

Net cash (used for) provided by operating activities	(523)	3,833

Cash flows from investing activities:
Decrease in restricted cash	(263)	(5)
Acquisitions of property and equipment	(934)	(836)
Purchases of investments	(39,261)	(65,121)
Proceeds from sales and maturities of investments	45,000	56,625

Net cash provided by (used for) investing activities	4,542	(9,337)

Cash flows from financing activities:
Proceeds from issuance of common stock	77	611
Repayment of long-term debt	(3,805)	(5,746)
Repayment of capital lease	(48)	(52)

Net cash used for financing activities	(3,776)	(5,187)

Effect of exchange rate changes on cash	92	—

Net increase (decrease) in cash and cash equivalents	335	(10,691)
Cash and cash equivalents, beginning of period	12,066	19,828

Cash and cash equivalents, end of period	$12,401	$9,137

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
Foreign Currency
     The functional currency of each of the Company’s international subsidiaries is the local currency of such international subsidiary. Gains and losses resulting from translation adjustments have been included as part of accumulated other comprehensive income and have not been material. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in net income and are not material.
Cash, Cash Equivalents and Investments
     The Company invests its excess cash in money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at July 4, 2009 and December 31, 2008. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Investments that have contractual maturity dates of more than twelve months from the balance sheet date are included in long-term investments in the accompanying condensed consolidated balance sheets.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Revenue Recognition
     The Company primarily sells its BIS monitors through a combination of a direct sales force and distributors. The Company sells its BIS Modules to original equipment manufacturers who incorporate them into their equipment and then sell to the end user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under the Company’s Equipment Placement (“EP”) program. Sales, sales-type lease agreements and sales under the EP program are subject to the Company’s standard terms and conditions of sale and do not include any customer acceptance criteria, installation or other post shipment obligations (other than warranty) or any rights of return. The Company’s BIS monitor is a standard product and does not require installation as it can be operated with the instructions included in the operator’s manual.
     The Company recognizes revenue when earned in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.
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
     As of July 4, 2009, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the condensed consolidated statements of income, for the three and six months ended July 4, 2009 and June 28, 2008, and accrued warranty cost, included in accrued liabilities in the condensed consolidated balance sheet at July 4, 2009, were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Beginning balance	$259	$226	$270	$250
Warranty expense	24	41	29	30
Deductions and other	(17)	(13)	(33)	(26)

Ending balance	$266	$254	$266	$254

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
Concentration of Credit Risk
     Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments, accounts receivable and investment in sales-type lease receivables. The Company does not require collateral or other security to support financial instruments subject to credit risk. To minimize the financial statement risk with respect to accounts receivable and investment in sales-type lease receivables, the Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded the reserves established by management. The Company maintains cash and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of investments and the Company’s policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the safety of the principal invested. The Company does not maintain foreign exchange contracts or other off-balance sheet financial investments.
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
Net Income Per Share
     In accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”), basic net income per share for the three and six months ended July 4, 2009 and June 28, 2008 were computed by dividing net income by the weighted average number of common shares outstanding during those periods and diluted net income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options, unvested restricted stock and convertible debt during those periods.
     For the three and six months ended July 4, 2009, approximately 5,137,000 and 5,158,000, respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive. For the three and six months ended June 28, 2008, approximately 932,000 and 2,522,000, respectively, of potentially dilutive

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
instruments, consisting of common stock options and unvested restricted stock, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.
     Basic and diluted net income per share amounts for the three and six months ended July 4, 2009 and June 28, 2008 were determined as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Basic:
Net income	$307	$1,899	$2,161	$1,664

Weighted average shares outstanding	17,414	17,217	17,395	17,183

Basic net income per share	$0.02	$0.11	$0.12	$0.10

Diluted:
Net income	$307	$1,899	$2,161	$1,664
Interest expense on convertible debt, net	—	558	—	—

Net income as adjusted	$307	$2,457	$2,161	$1,664

Weighted average shares outstanding	17,414	17,217	17,395	17,183
Effect of dilutive stock options and restricted stock	—	111	—	226
Conversion of convertible notes	—	6,426	—	—

Weighted average shares assuming dilution	17,414	23,754	17,395	17,409

Diluted net income per share	$0.02	$0.10	$0.12	$0.10

Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net income, the only other element of comprehensive income impacting the Company is the unrealized gains (losses) on its investments for all periods presented and cumulative currency translation adjustments.
Stock-Based Compensation
     The Company has three stock incentive plans, one non-employee director stock option plan and an employee stock purchase plan. Stock options and restricted common stock generally vest over three to four years and provide, in certain instances, for the acceleration of vesting in connection with a change of control of the Company. Options under the stock incentive plans expire ten years from the date of grant. The Company’s stock incentive plans provide for the grant, at the discretion of the Board of Directors, of options for the purchase of up to 12,110,000 shares of common stock to employees, directors, consultants and advisors.
     The Company accounts for share-based payments to employees under the fair value recognition and measurement provisions of SFAS No. 123R (revised 2004), Share Based Payment (“SFAS No. 123R”). Compensation expense recognized during the three and six months ended July 4, 2009 and June 28, 2008 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     The Company uses the Black-Scholes option pricing methodology to calculate the grant-date fair value of an award. During the three and six months ended July 4, 2009 and June 28, 2008, the Company calculated the grant-date fair value using the following assumptions:

	Three Months Ended				Six Months Ended
	July 4,		June 28,		July 4,		June 28,
	2009		2008		2009		2008

Options granted		47		26		691		298
Weighted average exercise price		$5.64		$5.60		$4.52		$11.28
Weighted average grant date fair value		$3.25		$3.06		$2.69		$5.32

Assumptions:
Risk-free interest rate		3.06%		3.37%		2.91%		3.00%
Expected term	5.79	years	5.76	years	6.11	years	5.76	years
Expected volatility		61%		56%		63%		47%
     Risk-free interest rate: the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
     Expected term: the expected term of an employee option is the period of time for which the option is expected to be outstanding. The Company uses a Monte Carlo simulation model to estimate the assumed expected term in connection with determining the grant date valuation as it believes that this information is currently the best estimate of the expected term of a new option.
     Expected volatility: in estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded stock. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the three and six months ended July 4, 2009. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Expected dividend yield: this assumption is not applicable to the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     Expense:
     The Company uses the straight-line attribution method to recognize expense for all options and restricted stock granted prior to the adoption of SFAS No. 123R and for all options and restricted stock granted after January 1, 2006, the adoption date of SFAS No. 123R. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three and six months ended July 4, 2009, the Company applied a forfeiture rate of approximately 7.06%. The Company re-evaluates its forfeiture rate on a quarterly basis and adjusts the rate as necessary. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures on an actual basis as they occurred. The Company’s results for the three and six months ended July 4, 2009 include stock-based compensation expense of approximately $1,516,000 and $3,034,000, respectively, and approximately $1,930,000 and $3,872,000 in the three and six months ended June 28, 2008, respectively. For the three and six months ended July 4, 2009, approximately $21,000 and $42,000, respectively, of the stock-based compensation expense relates to tax on deferred compensation which is included in the condensed consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ and restricted stock holders’ compensation cost. For the three and six months ended June 28, 2008, approximately $25,000 and $51,000, respectively, of the stock-based compensation expense relates to tax on deferred compensation.
     As of July 4, 2009, total compensation cost related to unvested stock options and unvested restricted stock awards was $5,040,000 and $4,345,000, respectively, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 28 months and 27 months, respectively.
     For the three and six months ended July 4, 2009, the Company recorded stock-based compensation expense for non-employees of approximately $3,000 resulting from the grant of stock options to purchase 665 shares of common stock to one consultant and an award of 300 shares of common stock to another consultant.
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
     The estimated fair value of the Company’s long-term debt at July 4, 2009 was approximately $30,714,000 and the carrying amount was $57,950,000. The fair value of the debt was estimated based on the rate used to repurchase a portion of the notes in February 2009 in an open market transaction.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Recent Accounting Pronouncements
     In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have a material impact on the Company’s results of operations, financial position or cash flow.
     In April 2009, the FASB issued three FSPs intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That are not Orderly (“FSP FAS 157-4”), relates to determining fair values when no active market exists or where the price inputs used represent distressed sales. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), increase the frequency of fair value disclosures for financial instruments not currently reported on the balance sheet of companies at fair value from once a year to a quarterly basis. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), provides additional guidance to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of these three FSPs did not have a material impact on the Company’s results of operations, financial position or cash flow.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). The objective of this statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for fiscal year and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations, financial position or cash flow.
(3) Comprehensive Income
     The Company’s total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net income	$307	$1,899	$2,161	$1,664
Other comprehensive income:
Foreign currency translation adjustments	148	—	92	—
Unrealized gain (loss) on investments	136	(447)	(47)	(224)

Comprehensive income	$591	$1,452	$2,206	$1,440

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(4) Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	July 4,	December 31,
	2009	2008

Total minimum lease payments receivable	$2,854	$3,457
Less:
Unearned interest income	361	459
Allowance for lease payments	491	487

Net investment in sales-type leases	2,002	2,511
Less — current portion	910	1,057

	$1,092	$1,454

(5) Inventory
     Inventory consists of the following:

	July 4,	December 31,
	2009	2008

Raw materials	$4,672	$4,552
Work-in-progress	51	25
Finished goods	3,494	3,219

	$8,217	$7,796

(6) Income Taxes
     The Company is subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and six months ended July 4, 2009, the Company recorded a tax provision of $221,000 and $1,358,000 on income before taxes of $528,000 and $3,519,000, respectively. The provision for income taxes was the result of applying an effective income tax rate of 42% and 39% to income before tax for the three and six months ended July 4, 2009, respectively. For the three and six months ended July 4, 2009, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R and a taxable gain on the repurchase of the Company’s convertible debt. For the three and six months ended June 28, 2008, the Company recorded a tax provision of $1,270,000 and $1,694,000, on income before taxes of $3,169,000 and $3,358,000, resulting in an effective income tax rate of 40% and 50%, respectively.
     In the first quarter of 2008, the Company recorded a valuation allowance of approximately $257,000 for a portion of its federal research and development credits since these credits are expected to expire unused based on current projections. In addition, in the third quarter of 2008, the Company recorded a valuation allowance on a capital loss related to its commercial paper investments since it does not anticipate that it will be able to benefit from this loss in the near future. As of July 4, 2009, the Company’s total cumulative valuation allowance was approximately $807,000.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2009, the Company had gross unrecognized tax benefits of $805,000 (net of the federal benefit on state issues), which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. There were no significant changes to any of these amounts during the second quarter of 2009. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

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
(7) Fair Value Measurements
     Available-for-sale investments at July 4, 2009 and December 31, 2008 consist of the following:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
July 4, 2009 —
U.S. Government debt securities	$55,922	$108	$—	$56,030
Corporate obligations	8,459	33	(26)	8,466
Certificates of deposit	1,396	—	—	1,396

	$65,777	$141	$(26)	$65,892

December 31, 2008 —
U.S. Government debt securities	$50,952	$323	$—	$51,275
Corporate obligations	13,200	—	(207)	12,993
Commercial paper	5,953	46	—	5,999
Certificates of deposit	279	—	—	279

	$70,384	$369	$(207)	$70,546

     All available-for-sale investments have contractual maturities of one to two years.
     The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to hold the investment until a recovery of fair value, whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis, and market conditions in general.
     For the six months ended July 4, 2009, the Company disposed of certain investments, resulting in gross realized gains of approximately $30,000. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses.
     The aggregate fair value of investments with unrealized losses was approximately $2,248,000 at July 4, 2009. At July 4, 2009, three investments were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of fair value.
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

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In accordance with SFAS No. 157, the Company has classified its financial assets and liabilities that are required to be measured at fair value as of July 4, 2009 as follows:

	Balance at	Fair Value Measurements at July 4, 2009
	July 4, 2009	Level 1	Level 2	Level 3
Money Market Funds	$8,562	$8,562	$—	$—
Available for sale securities	$64,496	$—	$64,496	$—
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
     Revenue by geographic region and as a percentage of total revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Geographic Area by Region
Domestic	$16,993	$17,347	$34,088	$34,410
International	7,900	7,838	16,105	15,203

Total	$24,893	$25,185	$50,193	$49,613

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Geographic Area by Region
Domestic	68%	69%	68%	69%
International	32	31	32	31

Total	100%	100%	100%	100%

     The Company did not have sales in any individual country, other than the United States, or to any individual customer, that accounted for more than 10% of the Company’s total revenue or accounts receivable for the three and six months ended July 4, 2009 and June 28, 2008.
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
     Legal Proceedings
     On October 10, 2007, a purported holder of the Company’s common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of the Company’s 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain of the Company’s unnamed officers, directors, and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of its initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. None of its directors or officers serving in such capacities at the time of its initial public offering (many of whom still serve as officers or directors of the Company) was named as defendants in this action. On February 25, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. The plaintiff filed her opposition on September 8, 2008, and the Company and the other Issuer Defendants filed their Reply in Support of the Joint Motion to Dismiss on October 23, 2008. Oral argument on the Joint Motion to Dismiss was held on January 16, 2009.
     On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Issuers’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit.
     The plaintiff filed a Notice of Appeal on April 10, 2009, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The plaintiff’s opening brief in the appeal is due on August 26, 2009; the Company and the underwriters’ responses and the underwriters’ brief in support of their cross-appeal are due on October 2, 2009; the plaintiff’s reply brief and opposition to the cross-appeal are due on November 2, 2009; and the underwriters’ reply brief in support of their cross-appeals is due on November 17, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.
(10) Loan Agreements
     The Company is entitled to borrow up to $2,000,000 under a revolving line of credit, which expires in May 2010. The line of credit may be extended on an annual basis at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $2,000,000 revolving line of credit is available for standby letters of credit. At July 4, 2009, the Company had outstanding standby letters of credit with the commercial bank of approximately $1,080,000. At July 4, 2009, there was no outstanding balance under this revolving line of credit.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying condensed consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit agreement. At July 4, 2009, the Company had $1,102,000 classified as restricted cash on the condensed consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Massachusetts, leased computers and an international service provider. At July 4, 2009, the Company was in compliance with all covenants contained in the revolving line of credit agreement.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     In March 2009, a bank guarantee of approximately $155,000 was given by an international bank to the State of the Netherlands on the Company’s behalf related to tax services for a subsidiary.
(12) Convertible Debt
     During the first quarter of 2009, the Company repurchased an aggregate of $7,050,000 of its 2.5% convertible notes for total consideration of $3,805,000, plus accrued interest of approximately $28,000 through the dates of repurchase. As a result of these transactions, the Company recorded a gain on debt repurchase of $3,049,000 in the first quarter of 2009, which is net of the write-off of the ratable portion of unamortized deferred financing fees.
(13) Stock Repurchase Program
     On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases under this plan in 2008 or during the six months ended July 4, 2009. As of July 4, 2009, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of July 4, 2009, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future.
(14) Subsequent Event
     The Company has evaluated subsequent events for potential recognition and/or disclosure through August 13, 2009, the date the consolidated financial statements were issued.
     On July 28, 2009, the Company signed a distribution and technology licensing agreement with LiDCO Limited. Under the terms of the agreement, the Company will have exclusive rights to market, sell and distribute the LiDCOrapid monitoring system as well as non-exclusive rights to market, sell and distribute the LiDCOplus system in the United States. In addition, the agreement includes an exclusive license to integrate LiDCO and BIS® technologies into a combined product for sale in the United States. In consideration for these rights, the Company paid an upfront license fee of approximately $1.15 million. Additionally, the Company has agreed to pay a royalty to LiDCO for each combined product placed based on a formula set forth in the distribution agreement. Concurrently, LiDCO Group Plc granted to the Company warrants in an amount equal to 8% of the outstanding share count of LiDCO Group Plc as of July 28, 2009 at a 20% premium. For the first six months of the distribution agreement, the Company’s exclusive rights under the agreement in certain U.S. territories are subject to the exclusive rights granted by LiDCO to a third party. The warrants will become exercisable in installments over the next three years based upon the Company’s achievement of specified purchase minimums.
     On July 10, 2009 at 11:59 pm, the exchange offer, which had been initiated in June 2009, expired. In the exchange offer, the Company offered eligible employees, who hold certain stock options, the right to exchange some or all of their outstanding eligible options for new stock options to be granted under the Company’s 2001 Plan. Under the terms of the exchange offer, “eligible options” were those granted under the Company’s 1998 Stock Incentive Plan, as amended, or its 2001 Stock Incentive Plan, as amended (the “2001 Plan”), to purchase shares of the Company’s common stock, with a per share exercise price (a) equal to or greater than $15.00 and (b) greater than the closing price of the Company’s common stock on the Nasdaq Global Market on the expiration date of the exchange offer. Eligible optionholders tendered, and the Company accepted for cancellation, eligible options purchase and aggregate of 1,051,357 shares of the Company’s common stock from 161 participants, representing 82.5% of the total shares underlying options eligible for exchange in the exchange offer. The Company has granted new options to purchase an aggregate of 312,287 shares of the Company’s common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the exchange offer is $5.99, which is the closing price of the Company’s common stock as reported by the Nasdaq Global Market on July 10, 2009, the expiration date of the exchange offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to assess and manage a patient’s level of consciousness in the operating room, intensive care and procedural sedation settings and is intended to assist the clinician in better determining the amount of anesthesia or sedation needed by each patient. Our proprietary BIS system includes: our BIS monitor; BIS Module Kit, which includes components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers, or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products; and our group of sensor products, which we collectively refer to as BIS Sensors.
     We derive our revenue primarily from sales of BIS Sensors and from our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, and BIS monitors, which we collectively refer to as Equipment. To assist management in assessing and managing our business, we segregate our revenue by sales by region and sales by products, as shown in the following table:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(dollars in thousands)

Domestic revenue	$16,993	$17,347	$34,088	$34,410
Percent of total revenue	68%	69%	68%	69%

International revenue	$7,900	$7,838	$16,105	$15,203
Percent of total revenue	32%	31%	32%	31%

Total revenue	$24,893	$25,185	$50,193	$49,613

BIS Sensor revenue	$21,532	$21,395	$43,113	$42,031
Percent of total revenue	86%	85%	86%	85%

Equipment revenue	$3,361	$3,790	$7,080	$7,582
Percent of total revenue	14%	15%	14%	15%

Total revenue	$24,893	$25,185	$50,193	$49,613
     At July 4, 2009, we had cash, cash equivalents, restricted cash and investments of approximately $78.3 million and working capital of approximately $96.6 million.
     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday of the thirteenth week of each quarter and the last quarter of the fiscal year always ends on December 31.
     We believe our ability to grow our revenue is directly related to whether our customers continue to purchase and use our BIS Sensors after they purchase our Equipment. As we seek to continue to achieve this growth, we have expanded our sales forces and have implemented new sales and marketing programs. We expect that as we seek to grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers.
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
     We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers), our BIS XP system and, most recently in December 2007, our BISx and the BIS VISTA monitor. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 15% of international revenue in both the three and six months ended July 4, 2009 and approximately 15% of international revenue in both the three and six months ended June 28, 2008.
     We account for share-based payments to employees under Financial Accounting Standards Board’s, or FASB’s, Statement of Financial Accounting Standards, or SFAS, 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. For the three and six months ended July 4, 2009, we recognized approximately $1.5 million and $3.0 million, respectively, of stock-based compensation expense in our condensed consolidated statements of income and in the three and six months ended June 28, 2008, we recognized approximately $1.9 million and $3.9 million, respectively, of stock-based compensation expense. See Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS No. 123R.
     Various factors may adversely affect our quarterly operating results at least through the third quarter of 2009. For example, a third party study that was published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. While the study results were consistent with earlier studies that showed a low incidence of awareness using BIS, we believe the conclusions drawn by the authors are not supported by their data and that there were several flaws in the design and execution of the trial. However, we believe that the publication of this study has had, and may continue to have an adverse effect on the rate at which existing or potential new customers purchase and use our products. We have also expanded our sales force and expect that the resulting increase in operating expenses would not be offset, at least initially, by an increase in revenue. We also have shifted the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, our revenue from the sale of equipment has decreased, and we expect it to continue to decrease. Additionally, we have repurchased a portion of our 2.5% convertible notes, and may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the notes, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made. We face risks beyond our control presented by the continued challenges of the U.S. and worldwide economies, the healthcare industry, hospital purchases and our business.

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
     Revenue Recognition
     We sell our BIS monitors primarily through a combination of a direct sales force and distributors. We sell our BIS modules to original equipment manufacturers who incorporate them into their equipment and sell to the end user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. Direct product sales are structured as sales, sales-type lease arrangements or sales under our EP program. We recognize revenue when earned in accordance with Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer.
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

     Stock-Based Compensation
     SFAS No. 123R requires that stock-based compensation expense associated with equity instruments be recognized in the consolidated statement of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation methodology. The use of valuation models requires us to make estimates of the following assumptions:
Risk-free interest rate: the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
Expected term: the expected term of an employee option is the period of time for which the option is expected to be outstanding. We use a Monte Carlo simulation model to estimate the assumed expected term for the grant date valuation as we believe that this information is currently the best estimate of the expected term of a new option.
Expected volatility: in estimating expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded stock. We used a combination of our implied volatility and historical volatility to estimate expected volatility for the three and six months ended July 4, 2009. We believe that in addition to the relevance of historical volatility, consideration of implied volatility achieves the objectives of SFAS No. 123R since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Additionally, we are required to make assumptions regarding the forfeiture rate. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 7.06% in our calculation at July 4, 2009. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
     As of July 4, 2009, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $5,040,000 and $4,345,000, respectively, which will be amortized over the weighted average remaining requisite service of 28 months and 27 months, respectively.
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

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Revenue	100%	100%	100%	100%
Costs of revenue	25	25	24	26

Gross margin	75	75	76	74

Operating expenses:
Research and development	15	16	15	16
Sales and marketing	40	46	42	44
General and administrative	17	17	18	16

Total operating expenses	72	79	75	76

Income (loss) from operations	3	(4)	1	(2)
Interest income, net	(1)	1	—	1
Gain on repurchase of debt	—	16	6	8

Income before income taxes	2	13	7	7
Provision for incomes taxes	1	5	3	4

Net income	1%	8%	4%	3%

Three and Six Months Ended July 4, 2009 Compared with the Three and Six Months Ended June 28, 2008

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	July 4,	June 28,	Increase	July 4,	June 28,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands, except unit amounts)			(in thousands, except unit amounts)
Revenue — Worldwide
BIS Sensor	$21,532	$21,395	1%	$43,113	$42,031	3%

BIS monitor	1,963	1,944	1%	3,861	4,041	(4)%
Original equipment manufacturer products	695	986	(30)%	1,708	1,967	(13)%
Other equipment and accessories	703	860	(18)%	1,511	1,574	(4)%

Total Equipment	3,361	3,790	(11)%	7,080	7,582	(7)%

Total revenue	$24,893	$25,185	(1)%	$50,193	$49,613	1%

Unit Analysis — Worldwide
BIS Sensors	1,608,000	1,575,000	2%	3,206,000	3,061,000	5%
BIS monitors	743	669	11%	1,475	1,387	6%
Original equipment manufacturer BIS products	1,195	1,224	(2)%	2,557	2,784	(8)%
Installed base	60,633	51,273	18%	60,633	51,273	18%
     Revenue. Revenue from the sale of BIS Sensors increased approximately 1% in the three months ended July 4, 2009 compared with the three months ended June 28, 2008. During this period, we experienced an increase of approximately 2% in the number of BIS Sensors sold, which we believe was a result of the change in the focus of our sales and marketing strategy and growth in the installed base of BIS monitors. The number of domestic sensors sold was approximately 979,000 during the second quarter of 2008 and decreased to approximately 959,000 during the second quarter of 2009, a decrease of approximately 2%, while the number of international sensors sold increased approximately 9%, from approximately 596,000 during the second quarter of 2008 to approximately 649,000 during the second quarter of 2009. The decrease in sensor sales domestically is predominantly a result of the challenging domestic environment and overall economy. Additionally, the average domestic selling price of our BIS Sensors remained relatively stable and the average selling price internationally was slightly higher than the same period in the prior year. Our installed base of BIS monitors and original equipment manufacturer products increased 18% to approximately 61,000 units at July 4, 2009 compared with approximately 51,000 units at June 28, 2008.
     In the six months ended July 4, 2009, revenue from the sale of BIS Sensors increased approximately 3% compared with the six months ended June 28, 2008. We believe the increase in revenue from the sale of BIS Sensors and the number of BIS Sensors sold during this period was primarily attributable to two factors. First, we have shifted the focus of our sales and marketing strategy from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration and second, we experienced growth in the installed base of BIS monitors primarily as a result of the introduction of the Bilateral Vista monitors at the end of 2008. The increase in revenue from the sale of BIS Sensors was primarily attributable to an increase in the number of BIS Sensors sold, from approximately 3.1 million BIS Sensors sold during the six months ended June 28, 2008 to approximately 3.2 million sold during the six months ended July 4, 2009. BIS Sensor sales domestically remained relatively stable with approximately 1.9 million BIS Sensors sold in the six months ended June 28, 2008 and in the six months ended July 4, 2009. Average selling prices did not fluctuate significantly either domestically or internationally during this period. The number of BIS Sensors sold internationally increased approximately 14%, from approximately 1.1 million BIS Sensors sold during the six months ended June 28, 2008 to approximately 1.3 million sold during the six months ended July 4, 2009.
     During the three months ended July 4, 2009 compared with the three months ended June 28, 2008, total Equipment revenue decreased by approximately 11%. The decrease in Equipment revenue during this period was a result of a decrease of approximately 30% in original equipment manufacturer product revenue and a decrease of approximately 18% in other equipment revenue, offset by an increase of approximately 1% in BIS monitor revenue. The increase in monitor revenue was a result of an increase of approximately 11% in the number of monitors sold combined with a decrease in the average selling price of approximately 9% due primarily to a Bilateral Vista monitor promotion which involves trade-ins of A-2000 BIS monitors at a discounted price for Bilateral Vista monitors, implemented during the first quarter of 2009. The decrease in original equipment manufacturer product revenue was a result of a decrease of approximately 2% in the number of products sold to our original equipment manufacturers and a decrease of approximately 28% in average selling prices. The decrease in other equipment and accessories was primarily the result of a decrease in monitor accessories sales due to the purchase of the Bilateral Vista monitors.
     In the six months ended July 4, 2009, total Equipment revenue decreased approximately 7% compared with the six months ended June 28, 2008. The decrease in Equipment revenue during the 2009 period was primarily driven by a decrease in BIS monitor revenue of approximately 4%, a decrease in original equipment manufacturer product revenue of approximately 13% and a decrease in other equipment revenue of approximately 4%. The decrease in monitor revenue was the result of a decrease in the average selling price of approximately 10% due primarily to a Bilateral Vista monitor promotion which involves trade-ins of A-2000 BIS monitors at a discounted price for Bilateral Vista monitors, implemented during the first quarter of 2009, offset by an increase of approximately 6% in the number of monitors sold. The decrease in original equipment manufacturer product revenue was a result of a decrease of approximately 8% in the number of products sold to our original equipment manufacturers.
     Our gross margin was approximately 75.1% and 75.8% of revenue in the three and six months ended July 4, 2009, respectively, compared with a gross margin of approximately 74.8% and 74.1% of revenue in the three and six months ended June 28, 2008, respectively. The increase in the gross margin in the three and six months ended July 4, 2009 compared with the same periods in the prior year is primarily the result of favorable manufacturing variances related to material pricing and cost reductions we implemented in the fourth quarter of 2008 and the first quarter of 2009.
Expense Overview

	Three Months Ended		Percentage	Six Months Ended		Percentage
	July 4,	June 28,	Increase	July 4,	June 28,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)			(in thousands)
Expenses
Research and development	$3,658	$3,934	(7)%	$7,673	$7,873	(3)%
Sales and marketing	10,176	11,672	(13)	21,004	21,874	(4)
General and administrative	4,240	4,172	2	8,821	8,114	9
     Research and Development. The decrease in research and development expenses in the three months ended July 4, 2009 compared with the three months ended June 28, 2008 was primarily attributable to a decrease of approximately $70,000 in compensation and benefits driven by a decrease in stock-based compensation expense, a decrease of approximately $39,000 in travel and entertainment expenses and a decrease of approximately $167,000 in other operating expenses, mainly driven by cost reduction efforts. The decrease in other operating expenses was primarily attributable to a decrease of approximately $64,000 in clinical trial expenses, a decrease of approximately $51,000 in consulting expenses and a decrease of approximately $45,000 in materials and prototype expenses.
     For the six months ended July 4, 2009 compared with the six months ended June 28, 2008, the decrease in research and development expenses was due primarily to a decrease of approximately $113,000 in compensation and benefits, mainly driven by a decrease in stock-based compensation expense recognized during the period, and a decrease of approximately $42,000 in travel and entertainment expenses and a decrease of approximately $39,000 in materials and supplies expenses mainly driven by cost reduction efforts. We expect research and development expenses in the third quarter of 2009 to decrease compared to the level of research and development expenses in the second quarter of 2009 due mainly to decreased product development expenses.
     Sales and Marketing. The decrease in sales and marketing expenses in the three months ended July 4, 2009 compared with the three months ended June 28, 2008 was primarily attributable to a decrease of approximately $805,000 in compensation and benefits, a decrease of approximately $179,000 in travel and entertainment expenses, a decrease of approximately $136,000 in temporary help expenses, a decrease of approximately $169,000 related to foreign exchange fluctuations and a decrease of approximately $198,000 related to commissions expense paid to our original equipment manufacturers. The decrease in compensation and benefits is principally the result of the completion of the sales force retention program in the first quarter of 2009 which we implemented in April 2008.
     For the six months ended July 4, 2009 compared with the six months ended June 28, 2008, the decrease in sales and marketing expenses was driven by a decrease of approximately $119,000 in compensation and benefits, a decrease of approximately $75,000 in travel and entertainment expenses and a decrease of approximately $676,000 in other operating expenses. The decrease in compensation and benefits is primarily driven by the completion of the sales force retention program which we initiated during the second quarter of 2008 and a decrease in stock-based compensation expenses. The decrease in other operating expenses is principally the result of a decrease of approximately $168,000 in meeting expenses and a decrease of approximately $158,000 related to promotional expenses as a result of cost reductions. In addition, approximately $380,000 of commissions expense paid to our original equipment manufacturers are included in the six months ended June 28, 2008. For the six months ended July 4, 2009, approximately $439,000 of commissions expense has been recorded as a reduction to sensor revenue as a result of a change in contract terms. We expect the level of sales and marketing expenses in the third quarter of 2009 to decrease slightly compared to the level of sales and marketing expenses in the second quarter of 2009 due mainly to continued cost reduction efforts.

     General and Administrative. The increase in general and administrative expenses in the three months ended July 4, 2009 compared with the three months ended June 28, 2008 was primarily attributable to an increase of approximately $166,000 in legal expenses mainly related to international operations, offset by a decrease of approximately $60,000 in recruiting expenses and a decrease of approximately $61,000 in travel and entertainment expenses as a result of cost reductions.
     For the six months ended July 4, 2009 compared with the six months ended June 28, 2008, the increase in general and administrative expenses was driven by an increase of approximately $826,000 in professional services fees, including legal services and accounting and tax related services, offset by a decrease of approximately $126,000 in compensation and benefits to general and administrative personnel. The increase in professional services is primarily related to one-time charges to support shareholder matters and international operations. We expect the level of general and administrative expenses in the third quarter of 2009 to decrease compared with the level of general and administrative expenses in the second quarter of 2009 mainly due to decreased professional services expenses.
     Interest Income. Interest income decreased to approximately $330,000 in the three months ended July 4, 2009 from approximately $1.1 million in the three months ended June 28, 2008, a decrease of approximately 70%. For the six months ended July 4, 2009 compared with the six months ended June 28, 2008, interest income decreased approximately 67% from approximately $2.4 million to approximately $780,000. The decrease in interest income in the three and six months ended July 4, 2009 compared with the three and six months ended June 28, 2008 was primarily attributable to a lower cash and investment balance resulting from repurchases of a portion of our convertible debt in 2008 and the first quarter of 2009 combined with a decrease in interest and other investment return rates. We expect interest income in the third quarter of 2009 to decrease slightly compared to interest income in the second quarter of 2009 due to a lower cash and investment balance combined with a decrease in investment return rates.
     Interest Expense. Interest expense decreased to approximately $445,000 in the three months ended July 4, 2009 compared with $928,000 in the three months ended June 28, 2008. For the six months ended July 4, 2009 compared with the six months ended June 28, 2008, interest expense decreased from approximately $1.9 million to approximately $912,000. The decrease in interest expense in the three and six months ended July 4, 2009 was primarily due to repurchases of portions of our convertible debt during 2008 and the first quarter of 2009. We expect interest expense in the third quarter of 2009 to be comparable to the level of interest expense in the second quarter of 2009.
     Income Taxes. We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and six months ended July 4, 2009, we recorded a tax provision of $221,000 and $1.4 million on income before taxes of $528,000 and $3.5 million, respectively. The provision for income taxes was the result of applying an effective income tax rate of 42% and 39% to income before tax for the three and six months ended July 4, 2009, respectively. For the three and six months ended July 4, 2009, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions in accordance with SFAS No. 123R, and a taxable gain on the repurchase of our convertible debt. For the three and six months ended June 28, 2008, we recorded a tax provision of $1.3 million and $1.7 million on income before taxes of $3.2 million and $3.4 million, resulting in an effective income tax rate of 40% and 50%, respectively.
     In the first quarter of 2008, we recorded a valuation allowance of approximately $257,000 for a portion of our federal research and development credits since these credits are expected to expire unused based on current projections. In addition, in the third quarter of 2008, we recorded a valuation allowance on a capital loss related to our commercial paper investments since we do not anticipate that we will be able to benefit from this loss in the near future. As of July 4, 2009, our total cumulative valuation allowance was approximately $807,000.
     We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2009, we had gross unrecognized tax benefits of $805,000 (net of the federal benefit on state issues) which represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We classify interest and penalties related to unrecognized tax benefits as income tax expense. There were no significant changes to any of these amounts during the second quarter of 2009. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

Liquidity and Capital Resources
     In May 2001, we entered into an agreement with Bank of America for a $5.0 million revolving line of credit which we amended in June 2009 to reduce the available line of credit to $2.0 million. The June 2009 amendment also extended the expiration date of the loan agreement to May 2010. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At July 4, 2009, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $2.0 million revolving line of credit is available for standby letters of credit. At July 4, 2009, the interest rate on the line of credit was 3.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facility, leased computers and an international service provider in the amount of approximately $1.1 million which is shown on our consolidated balance sheet as restricted cash.
     In March 2009, a bank guarantee of approximately $155,000 was given by an international bank to the State of the Netherlands on our behalf related to tax services for a subsidiary.
     In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes were $121.0 million, which is net of the initial purchasers’ discount of $4.0 million. As of July 4, 2009, we have used approximately $85.0 million of these proceeds to repurchase 5.5 million shares of our common stock, of which 4.5 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of July 4, 2009, we had repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan, and we are authorized to repurchase an additional 1,723,507 shares of common stock in the future.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at July 4, 2009 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations and capital expenditures for at least the next twelve months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program, to meet market demand for our products and to repay our convertible notes.
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
     Working capital at July 4, 2009 was approximately $96.6 million compared with approximately $92.0 million at December 31, 2008.
     Cash (used for) provided by operations. We used approximately $523,000 of cash from operations in the six months ended July 4, 2009 compared with cash received from operations of approximately $3.8 million in the six months ended June 28, 2008. The cash used in the six months ended July 4, 2009 was primarily attributable to a decrease in accrued liabilities of approximately $4.3 million and a non-cash gain of approximately $3.0 million resulting from the repurchase of an aggregate of approximately $7.1 million of our 2.5% convertible notes during the period. These amounts were offset by our net income, non-cash stock-based compensation expense of approximately $3.0 million and depreciation and amortization of approximately $1.5 million. The cash provided in the six months ended June 28, 2008 was primarily attributable to our net income, approximately $3.8 million of non-cash stock-based compensation expense, approximately $1.5 million depreciation and amortization and approximately $1.5 million of deferred taxes. These amounts were offset by a non-cash gain of approximately $3.9 million resulting from the repurchase of $10.0 million of our 2.5% convertible notes.
     Cash provided by (used for) investing activities. Approximately $4.5 million of cash was provided by investing activities in the six months ended July 4, 2009 compared with the use of cash of approximately $9.3 million in the six months ended June 28, 2008. The cash provided in the six months ended July 4, 2009 was primarily the result of net proceeds from sales of investments of approximately $5.7 million, offset by approximately $934,000 in capital expenditures. The cash used in the six months ended June 28, 2008 was primarily the result of net purchases of investments of approximately $8.5 million and approximately $836,000 in capital expenditures. We anticipate the level of capital expenditures in the third quarter of 2009 will increase compared with the level of capital expenditures in the second quarter of 2009 mainly due to purchases related to our customer relationship management system and manufacturing equipment.
     Cash used for financing activities. We used approximately $3.8 million of cash from financing activities in the six months ended July 4, 2009 compared with the use of approximately $5.2 million of cash in the six months ended June 28, 2008. The cash used for financing activities was primarily the result of our repurchase of an aggregate of approximately $7.1 million of our 2.5% convertible notes during the period for approximately $3.8 million. The cash used in the six months ended June 28, 2008 was primarily the result of the repurchase of $10.0 million of our 2.5% convertible notes for approximately $5.7 million.
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
Recent Accounting Pronouncements
     In January 2009, the FASB issued FASB Staff Position, or FSP, EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, or FSP EITF 99-20-1. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have a material impact on our results of operations, financial position or cash flow.
     In April 2009, the FASB issued three FSPs intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That are not Orderly, or FSP FAS 157-4, relates to determining fair values when no active market exists or where the price inputs used represent distressed sales. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, we refer to these pronouncements as FSP FAS 107-1 and APB 28-1, increase the frequency of fair value disclosures for financial instruments not currently reported on the balance sheet of companies at fair value from once a year to a quarterly basis. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2, provides additional guidance to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of these three FSPs did not have a material impact on our results of operations, financial position or cash flow.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165. The objective of this statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for fiscal year and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our results of operations, financial position or cash flow.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter ending October 3, 2009 and thereafter. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II — Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.
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
     Our investment in sales-type leases and line of credit agreement are also subject to market risk. The interest rates implicit in our sales-type leases are fixed and not subject to interest rate risk. In addition, the interest rate on the 2.5% convertible senior notes due 2014 is fixed and not subject to interest rate risk. The interest rate on our line of credit agreement is variable and subject to interest rate risk. The interest rate risk experienced to date related to the line of credit has been mitigated primarily by the fact that the line of credit is typically not utilized.
     Foreign Currency Exposure
     Most of our revenue, expenses and capital spending are transacted in U.S. dollars. The expenses and capital spending of our international subsidiaries are transacted in the respective country’s local currency and subject to foreign currency exchange rate risk. Our foreign currency transactions are translated into U.S. dollars at prevailing currency rates. Gains or losses resulting from foreign currency transactions are included in current period income as incurred and translation adjustments have been included as part of accumulated other comprehensive income. Currently, transactions that are denominated in foreign currencies have not been material.

Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 4, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 10, 2007, a purported holder of our common stock (the plaintiff), filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, the lead underwriters of our 2000 initial public offering, alleging violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain of our unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on January 28, 2000, through at least January 27, 2001. The complaint further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) of the Exchange Act and the short-swing trading prohibition of Section 16(b) of the Exchange Act, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b) of the Exchange Act. We were named as a nominal defendant in the action, but have no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering (many of whom still serve as officers or directors) was named as defendants in this action. On February 25, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, we joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. The plaintiff filed her opposition on September 8, 2008, and we and the other Issuer Defendants filed our Reply in Support of the Joint Motion to Dismiss on October 23, 2008. Oral argument on the Joint Motion to Dismiss was held on January 16, 2009.
     On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on us prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Issuers’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit.

     The plaintiff filed a Notice of Appeal on April 10, 2009, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The plaintiff’s opening brief in the appeal is due on August 26, 2009; our response and the underwriters’ response and the underwriters’ brief in support of their cross-appeal are due on October 2, 2009; the plaintiff’s reply brief and opposition to the cross-appeal are due on November 2, 2009; and the underwriters’ reply brief in support of their cross-appeals is due on November 17, 2009. We currently believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.
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
     Moreover, additional clinical research we or third parties undertake may fail to support the benefit of our products, including failing to support evidence of a link between the use of BIS monitoring and a reduction in the incidence of awareness. For example, a third-party study recently published in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. We believe that the rate of growth of our sensor revenue has been and may, in future periods continue to be, adversely affected as a result of this publication. If the patient safety benefits of BIS monitoring are not persuasive enough to lead to a wider adoption of our BIS technology, our business, financial condition and results of operations could be adversely affected.
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
Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2009.
     Various factors may adversely affect our quarterly operating results through the third fiscal quarter of 2009. Among these factors are the following:
•	a third party study published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. We believe that the publication of this study has had, and may continue to have an adverse effect on the rate at which existing or potential new customers purchase and use our products, which could adversely affect our operating results;
•	we have expanded our sales force and expect that the resulting increase in operating expenses would not be offset at least initially by an increase in revenue; as a result our operating results in such periods could be adversely affected;

•	we have shifted the focus of our sales and marketing efforts from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. As a result of this shift in focus, we expect our revenue from the sale of equipment to continue to decrease. As such, if we do not increase revenue from sales of our BIS Sensors quickly, or at all, our operating results could be adversely affected;

•	we have repurchased a portion of our 2.5% convertible senior notes due 2014, referred to as our notes, and we may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the note, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made; and

•	we face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies, including without limitation the effects of domestic inflation, declines in the value of our investments, the global rise in energy costs and reductions in hospital spending.
     If these or any other adverse factors cause a decline in our operating results, or if the market perceives that any such adverse factors could cause a decline in our operating results, in the third quarter of 2009 or beyond, then the trading price of our common stock may decline and your investment may lose value.
Fluctuations in our quarterly operating results could cause our stock price to decrease.
     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:
•	the timing and volume of customer orders for our BIS system;

•	market acceptance of our BIS VISTA monitor;

•	use of and demand for our BIS Sensors;

•	the timing and amount of sales from new products and technologies we may introduce, such as products we may sell under our distribution agreement with LiDCO Limited;

•	transition of sales focus from expanding our customer base to developing our existing customers and increasing their sensor utilization and procedure penetration;

•	customer cancellations;

•	introduction of competitive products;

•	regulatory approvals;

•	changes in management;

•	turnover in our direct sales force;

•	expansion of our direct sales force which has increased our operating expenses, and this increase will not be offset, at least initially, by an increase in revenue;

•	effectiveness of new marketing and sales programs;

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business, including publication of the results of clinical studies;

•	trading in our convertible debt instruments;

•	repurchases of shares of our common stock or our notes;

•	the amount of our outstanding indebtedness and interest payments under debt obligations;

•	reductions in orders by our distributors and original equipment manufacturers; and

•	the timing and amount of our expenses.
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
     If we do not successfully adapt the BIS system for new products and applications both within and outside the field of anesthesia monitoring, or if such products and applications are developed but not successfully commercialized, then we could lose revenue opportunities and customers. We recently entered into an exclusive U.S. distribution and technology licensing agreement with LiDCO Limited pursuant to which we obtained exclusive rights to distribute LiDCO’s LiDCOrapid monitoring system in the United States, non-exclusive rights to distribute the LiDCOplus system and an exclusive license to integrate LiDCO and BIS® technologies into a combined product for sale in the United States. We may not be able to successfully distribute LiDCO’s products, integrate those products into a combined product, or realize any revenue from the arrangement.
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
     In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. Also, we need to continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. We have shifted the focus of our sales and marketing emphasis from expanding our customer base to deepening our relationships with our existing customers and increasing their sensor utilization and procedure penetration. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business.. Among other things, we need to:

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
     Our president and chief executive officer, Nassib Chamoun, joined us at our inception in 1987. Our Founder Chairman, J. Breckenridge Eagle, began serving as a director in 1988. Many other members of our management and key employees have extensive experience with us and other companies in the medical device industry. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed. We compensate our executive officers in part with equity incentives, including stock options. A significant portion of the stock options held by our senior management and employees have exercise prices below the fair market value of our common stock.
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
     We may attempt to acquire businesses, technologies, services or products that we believe are a strategic complement to our business whether by purchase, exclusive license, assignment or comparable arrangements. For example, we recently entered into an exclusive U.S. distribution and technology licensing agreement with LiDCO Limited, pursuant to which we obtained exclusive rights to distribute LiDCO’s LiDCOrapid monitoring system in the United States, non-exclusive rights to distribute the LiDCOplus system and an exclusive license to integrate LiDCO and BIS® technologies into a combined product for sale in the United States. For the first six months of the distribution agreement, our exclusive rights under the agreement in certain U.S. territories are subject to the exclusive rights granted by LiDCO to a third party. We may encounter operating difficulties and expenditures relating to integrating an acquired business, technology, service or product, such as the product license and distribution rights we gained under our agreement with LiDCO. These acquisitions may also absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. For example, we may not be able to successfully distribute LiDCO’s products, integrate those products into a combined product, or realize any revenue from the arrangement. We may also make dilutive issuances of equity securities, incur debt or experience a decrease in the cash available for our operations, or incur contingent liabilities in connection with any future acquisitions, all of which could have a material adverse affect on our business, financial condition and results of operations.
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
     The market price of our stock is highly volatile. For example, from January 1, 2009 through August 1, 2009, the price of our common stock has ranged from a high of $6.49 to a low of $3.94. As a result of this volatility, your investment in our stock could rapidly lose its value. Our stock price could fluctuate for many reasons, including without limitation:
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
Our indebtedness as a result of the issuance of $125 million principal amount of 2.5% convertible senior notes, or the notes, may harm our financial condition and results of operations.
     In June 2007, we issued $125.0 million principal amount of 2.5% convertible senior notes due 2014. At July 4, 2009, $58.0 million principal amount remained outstanding. Our level of indebtedness could have important consequences to investors, because:
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
     As of July 4, 2009, we had outstanding options to purchase approximately 4,668,997 shares of our common stock at a weighted average exercise price of $15.15 per share (approximately 1,220,535 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.

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
     The notes will be our senior unsecured obligations and rank equally with any senior debt and senior to any subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of July 4, 2009, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.
The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.
     The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of July 4, 2009, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $1.3 million. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.

Item 4. Submission of Matters to a Vote of Security Holders.
     On June 5, 2009, we held our 2009 annual meeting of stockholders. The following is a brief description of each matter voted on at the meeting, and the respective number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.
1.	Election of Directors of Aspect, each to serve until our 2012 annual meeting of stockholders or until their successors are duly elected and qualified:

Nominee	For	Withheld	Broker Non-Votes
Jon C. Biro	12,548,583	203,221	—
Nassib G. Chamoun	12,545,097	206,707	—
Melvin L. Keating	12,084,085	667,719	—
2.	Stockholders approved a one-time stock option exchange program, under which eligible employees (excluding our executive officers and directors) would be able to elect to exchange outstanding stock options with an exercise price of $15.00 or greater issued under our 1998 Stock Incentive Plan or our 2001 Stock Incentive Plan for new lower-priced stock options.

For	Against	Abstaining	Broker Non-Votes
6,871,558	2,602,834	8,037	3,269,375
3.	Stockholders approved the amendment of our Amended and Restated By-Laws, as amended, which provides that, subject to limited exceptions, future annual meetings will be held no later than May 25, in each year.

For	Against	Abstaining	Broker Non-Votes
12,717,520	4,852	29,432	—
4.	Stockholders ratified the selection of Ernst & Young LLP by the audit committee of our board of directors as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstaining	Broker Non-Votes
12,648,118	13,901	89,785	—
     The terms of office of the following directors, who were not up for re-election at our 2009 annual meeting of stockholders, continued after our 2009 annual meeting of stockholders: J. Breckenridge Eagle, Edwin M. Kania, Jr., James J. Mahoney, Jr., John J. O’Connor, Vincent P. Scialli and Donald R. Stanski. Immediately prior to the 2009 annual meeting of stockholders, Vincent P. Scialli was elected to the Board of Directors as a Class II director to fill the vacancy created by the resignation of Boudewijn L.P.M. Bollen and James J. Mahoney was elected as a Class I director to fill the vacancy created by the resignation of David W. Feigal, Jr., M.D.
     For a description of our agreement dated April 8, 2009 with First Manhattan Co., First BioMed Management Associates, LLC and First BioMed, L.P. relating to, among other things, changes that were made to our Board of Directors prior to the 2009 annual meeting of stockholders, please refer to our proxy statement for our 2009 annual meeting of stockholders which was filed on Schedule 14A with the Securities and Exchange Commission on April 30, 2009.
Item 5. Other Information.
BISx International License Agreement with Philips
     On April 14, 2009, we entered into a BISx International License Agreement, which we refer to as the license agreement, with Philips Medizin Systeme Böblingen GmbH, or Philips. Pursuant to the terms of the license agreement, we have agreed to sell to Philips and Philips has agreed to purchase from us and distribute BISx Kits, BIS Sensors, and certain related parts and accessories manufactured by us, referred to herein as the BISx Products. Philips has agreed that it will only use the BISx Products as components in, incorporated into, or integrated with, systems and products of Philips that Philips, or its affiliates, sells or leases to third-party users in the regular course of business. Unless otherwise defined, all capitalized terms below are defined in the license agreement, which is being filed as exhibit 10.3 to this Quarterly Report on Form 10-Q.
     We have granted to Philips a non-exclusive, non-transferable worldwide license to use software and certain documentation provided by us solely in connection with the operation of the BISx Products. Philips has the right to sublicense to its affiliates, distributors and sub-distributors. The BISx Products are to be purchased by Philips by means of purchase order. The prices charged by us for the BISx Products are as set forth in the license agreement, which prices shall be evaluated at least once a year based on market conditions and trends.
     We and Philips agree to make reasonable efforts to keep the implementation of BIS monitoring technology by Philips up to date according to our latest technology and performance specifications.
     In connection with the BISx Products sold by us pursuant to the license agreement, we provide a warranty to Philips that such BISx Products will be free from defects in workmanship or materials, when given normal, proper and intended usage for the earlier to expire of (a) eighteen months from the date of its initial shipment to Philips and (b) twelve months from the date of resale by Philips. In the event that Philips exercises its rights in connection with this warranty, we will either repair or replace the BISx Product or a part thereof that we reasonably determines to be covered by the warranty and to be defective in workmanship or materials.
     Pursuant to the terms of the license agreement, Philips will indemnify us, and our affiliates, officers, directors, employees and agents from all liabilities, claims, damages, losses, costs, expenses, demands, suits and actions, collectively which we refer to as damages, arising out of personal injuries and/or tangible property damage to the extent (a) caused by a defect in the Philips Patient Monitor or in the design of the Monitor Cable, (b) relating to the failure of Philips to incorporate the Aspect Products with Philips Patient Monitors in accordance with the technical information provided by us or (c) relating to any delay or failure by Philips to implement any modification or improvement.
     Pursuant to the terms of the license agreement, subject to certain limitations, we will indemnify Philips, its affiliates, officers, directors, employees and agents thereof from all Damages arising out of personal injuries and/or tangible property damage to the extent: (a) caused by a defect in the manufacture of the Monitor Cable or a defect in any other Aspect Product or (b) relating to any inaccuracy in the Technical Information provided by us thereunder with respect to the Aspect Products (excluding the Monitor Cable). Subject to some limitations, we also agree to indemnify and hold harmless Philips, its affiliates, officers, directors, employees and agents thereof from all damages arising out of any claim that (a) the Licensed Technology infringes on the intellectual property rights of third parties, provided that neither Philips nor its Affiliates own such intellectual property or (b) use of the Aspect Trademarks in accordance with the License Agreement infringes on the trademark, service mark or trade name rights of third parties, provided that neither Philips nor its Affiliates own such trademark, service mark or trade name.
     The initial term of the license agreement commenced on April 14, 2009 and, unless terminated sooner, expires after three years. The term of the license agreement shall be renewed automatically for two successive one-year periods, unless either party provides written notice of termination to the other party at least three months prior to the expiration of the license agreement or any renewal term. The term of the agreement may be renewed by mutual written agreement of the parties prior to the expiration of the initial term. The license agreement may be terminated for cause upon the occurrence of a material breach or default as to any obligation under the license agreement by either party and the failure of the breaching party to cure within thirty days after receiving written notice thereof from the non-breaching party of such material breach or default.
Amendment to OEM Development and Purchase Agreement with General Electric
     On April 15, 2009, we and General Electric Company, acting by and through its GE Healthcare division, or GE Healthcare, entered into amendment no. 2, which we refer to as the amendment, to the purchase agreement by and between Aspect and GE Healthcare dated as of August 30, 2005, which we refer to as the purchase agreement. Unless otherwise defined, all capitalized terms below are defined in the amendment, which is being filed as exhibit 10.2 to this Quarterly Report on Form 10-Q.
     The Amendment:
•	provides for us and GE Healthcare to execute a Distribution Agreement pursuant to which GE Healthcare may act as a distributor of BIS Sensors in a specified territory;

•	extends the initial term of the purchase agreement to December 31, 2011, renewable automatically for successive twelve-month periods unless either party provides notice of termination to the other party at least ninety days prior to expiration of the purchase agreement;

•	amends the provision governing BIS Sensor commission payments to limit the commission payments to a limited term based on the total number of BIS units installed by GE Healthcare;

•	modifies marketing authority by granting to GE Healthcare: (a) the exclusive, perpetual, irrevocable, royalty-free right to promote, sell, resell, license, sub-license, distribute and service certain products purchased from us on a world-wide basis; (b) the limited, non-exclusive, perpetual, irrevocable, royalty-free right to sell, resell, license, sub-license, distribute and service limited quantities of certain BIS Sensors to customers who have previously entered into legally binding sensor purchase commitments; (c) the limited, non-exclusive, perpetual, irrevocable, world-wide, royalty-free right to sell, resell, license, sub-license, distribute and service a limited number of BIS Sensors solely to GE Healthcare customers who have purchased a BIS/EEG Module Kit or BISx Kit provided that this limited number of sensors is sold and delivered to the customer at the time of the purchase of the BIS module or BISx technology; and (d) the non-exclusive, perpetual, irrevocable, royalty-free right to promote, sell, resell, license, sub-license, distribute and service all other products purchased from us on a world-wide basis

•	allows us a non-exclusive, royalty-free right to purchase the Smart Chip Module directly from the manufacturer to incorporate into the Custom Sensor, subject to certain conditions;

•	provides that we must certify the integration of products into GE Healthcare’s Patient Monitoring System by verifying the accurate display of BIS; and

•	updates the limitation on liability provisions to include the distribution of products.
Item 6. Exhibits.
     The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: August 13, 2009	By:	/s/ J. Neal Armstrong
J. Neal Armstrong
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1	Sixteenth Amendment to Loan Agreement, dated June 30, 2009, by and between the registrant and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 7, 2009.

10.2 †	Amendment 2 dated April 15, 2009 to OEM Development and Purchase Agreement, dated August 30, 2005, by and between Registrant and General Electric Company.

10.3 †	BISx International License Agreement, dated April 14, 2009, by and between the Registrant and Philips Medizin Systeme Boblingen GmbH.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this exhibit. Such portions have been omitted and filed separately with the Securities and Exchange commission.