Form 10-Q
period 2009-10-03
ASPECT MEDICAL SYSTEMS INC
filed 2009-11-06
CIK 886235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 17,447,499 shares of Common Stock, $0.01 par value per share, outstanding as of November 1, 2009.

ASPECT MEDICAL SYSTEMS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)
(unaudited)

	October 3,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$26,816	$12,066
Short-term investments	51,783	65,985
Accounts receivable, net of allowance of $214 at October 3, 2009 and $121 at December 31, 2008	14,298	13,193
Current portion of investment in sales-type leases	851	1,057
Inventory	8,911	7,796
Deferred tax assets	4,729	4,729
Other current assets	2,213	2,905

Total current assets	109,601	107,731
Property and equipment, net	7,530	8,319
Intangible assets, net	663	—
Restricted cash	1,103	839
Long-term investments	3,047	4,561
Long-term investment in sales-type leases	993	1,454
Deferred financing fees	1,424	1,852
Long-term deferred tax assets	10,733	12,090
Other long-term assets	1,709	128

Total assets	$136,803	$136,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,468	$2,155
Accrued liabilities	13,151	13,288
Current portion of obligation under capital lease	73	71
Deferred revenue	502	236

Total current liabilities	16,194	15,750
Long-term portion of obligation under capital lease	36	100
Long-term portion of deferred revenue	69	94
Long-term debt	57,950	65,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 17,447,499 and 17,352,438 shares issued and outstanding at October 3, 2009 and December 31, 2008, respectively	176	176
Treasury stock, at cost; 276,493 shares	(5,008)	(5,008)
Additional paid-in capital	191,812	187,374
Accumulated other comprehensive loss	(12)	(105)
Accumulated deficit	(124,414)	(126,407)

Total stockholders’ equity	62,554	56,030

Total liabilities and stockholders’ equity	$136,803	$136,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Revenue	$26,235	$24,758	$76,428	$74,371
Costs of revenue (1)	6,761	6,104	18,884	18,943

Gross profit	19,474	18,654	57,544	55,428

Operating expenses: (1)
Research and development	4,080	4,183	11,753	12,056
Sales and marketing	10,318	12,687	31,322	34,561
General and administrative	5,376	3,920	14,197	12,034

Total operating expenses	19,774	20,790	57,272	58,651

(Loss) income from operations	(300)	(2,136)	272	(3,223)

Other income (expense):
Interest income	217	867	997	3,248
Interest expense	(443)	(849)	(1,355)	(2,725)
Gain on valuation of warrants	1,043	—	1,043	—
Realized gain on sale of investments	—	—	30	—
Other-than-temporary impairment of investments	—	(840)	—	(840)
Gain on repurchase of debt	—	5,881	3,049	9,821

Income before income taxes	517	2,923	4,036	6,281

Provision for income taxes	685	1,883	2,043	3,577

Net (loss) income	$(168)	$1,040	$1,993	$2,704

Net (loss) income per share:
Basic	$(0.01)	$0.06	$0.11	$0.16
Diluted	$(0.01)	$0.06	$0.11	$0.16

Weighted average shares used in computing net (loss) income per share:
Basic	17,442	17,317	17,411	17,228
Diluted	17,442	23,254	17,412	17,373

(1) Stock-based compensation included in costs and expenses:
Costs of revenue	$99	$127	$317	$370
Research and development	318	489	1,124	1,445
Sales and marketing	335	627	1,267	1,972
General and administrative	508	647	1,586	1,975
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPECT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Cash flows from operating activities:
Net income	$1,993	$2,704
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	2,344	2,251
Gain on repurchase of debt	(3,049)	(9,821)
Gain on sale of investment	(30)	—
Loss on other-than-temporary impairment of investments	—	840
Non-cash gain on valuation of warrants	(1,043)
Provision for doubtful accounts	94	(102)
Stock-based compensation expense	4,233	5,688
Tax benefit for stock option exercises	70	90
Deferred taxes	1,357	3,122
Changes in assets and liabilities —
Increase in accounts receivable	(1,199)	(606)
Increase in inventory	(1,115)	(416)
Decrease (increase) in other current assets	692	(554)
Decrease in investment in sales-type leases	667	1,219
Decrease in other long-term assets	51	—
Increase (decrease) in accounts payable	313	(16)
(Decrease) increase in accrued liabilities	(137)	2,414
Increase in deferred revenue	241	78

Net cash provided by operating activities	5,482	6,891

Cash flows from investing activities:
(Increase) decrease in restricted cash	(264)	155
Acquisitions of property and equipment	(1,308)	(1,336)
Acquisition of U.S. distribution rights for LiDCO products	(1,266)	—
Purchases of investments	(48,919)	(66,072)
Proceeds from sales and maturities of investments	64,595	90,275

Net cash provided by investing activities	12,838	23,022

Cash flows from financing activities:
Proceeds from issuance of common stock	134	846
Repayment of long-term debt	(3,805)	(14,413)
Repayment of capital lease	(62)	(59)

Net cash used for financing activities	(3,733)	(13,626)

Effect of exchange rate changes on cash	163	(50)

Net increase in cash and cash equivalents	14,750	16,237
Cash and cash equivalents, beginning of period	12,066	19,828

Cash and cash equivalents, end of period	$26,816	$36,065

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
Foreign Currency
     The functional currency of each of the Company’s international subsidiaries is the local currency of such international subsidiary. Gains and losses resulting from translation adjustments have been included as part of accumulated other comprehensive (loss) income and have not been material. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in net (loss) income and are not material.
Cash, Cash Equivalents and Investments
     The Company invests its excess cash in money market accounts, certificates of deposit, high-grade commercial paper, high grade corporate bonds and debt obligations of various government agencies. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     The Company accounts for its investments in marketable securities in accordance with the Investments — Debt and Equity Securities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The Company has classified all of its investments in marketable securities as available-for-sale at October 3, 2009 and December 31, 2008. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive (loss) income in the accompanying condensed consolidated balance sheets. Investments that have contractual maturity dates of more than twelve months from the balance sheet date are included in long-term investments in the accompanying condensed consolidated balance sheets.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Revenue Recognition
     The Company primarily sells its BIS monitors through a combination of a direct sales force and distributors. The Company sells its BIS Modules to original equipment manufacturers who incorporate them into their equipment and then sell to the end user. BIS Sensors are sold through a combination of a direct sales force, distributors and original equipment manufacturers. The Company also sells the LiDCOrapid monitoring system and related products through its direct sales force as part of the distribution and technology licensing agreement with LiDCO Limited (the “LiDCO Distribution Agreement”) as discussed in footnote 6. Direct product sales are structured as sales, sales-type lease arrangements or sales under the Company’s Equipment Placement (“EP”) program. Sales, sales-type lease agreements and sales under the EP program are subject to the Company’s standard terms and conditions of sale and do not include any customer acceptance criteria, installation or other post shipment obligations (other than warranty) or any rights of return. The Company’s BIS monitor is a standard product and does not require installation as it can be operated with the instructions included in the operator’s manual.
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
     As of October 3, 2009, the Company does not consider any sales-type lease agreement, against which an allowance for lease payments has been established, an impaired asset.
     Under the Company’s EP program, the customer is granted the right to use the BIS monitors for a mutually agreed upon period of time. During this period, the customer purchases BIS Sensors at a price that may include a premium above the list price of the BIS Sensors to cover the rental of the equipment, but without any minimum purchase commitments. At the end of the agreed upon period, the customer has the option of purchasing the BIS monitors, continuing to use them under the EP program or returning them to the Company. Under the EP program, no equipment revenue is recognized as the equipment remains the Company’s property and title does not pass to the customer and the criteria for sales-type leases are not met. The BIS monitors under the EP program are depreciated over two years and the depreciation is charged to costs of revenue. BIS Sensor revenue under the EP program is recognized either at shipment or delivery of the BIS Sensors in accordance with the agreed upon contract terms.
     The Company’s obligations under warranty are limited to repair or replacement of any product that the Company reasonably determines to be covered by the warranty. The Company records an estimate for its total warranty obligation based on historical experience and an expectation of future conditions.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Warranty
     Equipment that the Company sells is generally covered by a warranty period of twelve months for direct business and up to twenty four months for distributor or OEM business. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. Warranty expense, included in costs of revenue in the condensed consolidated statements of operations, for the three and nine months ended October 3, 2009 and September 27, 2008, and accrued warranty cost, included in accrued liabilities in the condensed consolidated balance sheet at October 3, 2009, were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Beginning balance	$266	$254	$270	$250
Warranty expense	23	12	52	42
Deductions and other	(16)	(11)	(49)	(37)

Ending balance	$273	$255	$273	$255

Shipping and Handling Costs
     Shipping and handling costs are included in costs of revenue in the condensed consolidated statements of income.
Advertising Costs
     Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the condensed consolidated statements of operations.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Property and Equipment
     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related property and equipment. The costs of improvements to the Company’s leased building are capitalized as leasehold improvements and amortized using the straight-line method over the shorter of the life of the lease or the useful life of the asset. Repair and maintenance expenditures are charged to expense as incurred. The Company does not develop software for internal use and the costs of software acquired for internal use are either capitalized or expensed based on the nature of the costs and the software’s stage of development.
Income Taxes
     Deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. See footnote 7 for additional disclosure relating to income taxes.
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
Net (Loss) Income Per Share
     Basic net (loss) income per share for the three and nine months ended October 3, 2009 and September 27, 2008 were computed by dividing net (loss) income by the weighted average number of common shares outstanding during those periods and diluted net (loss) income per share was computed using the weighted average number of common shares outstanding and other dilutive securities, including stock options, unvested restricted stock and convertible debt during those periods.
     For the three and nine months ended October 3, 2009, approximately 3,017,000 and 4,444,000 respectively, of potentially dilutive instruments, consisting of common stock options and unvested restricted stock, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive. For the three and nine months ended September 27, 2008, approximately 4,602,000 and 10,757,000, respectively, of potentially dilutive instruments, consisting of common stock options, unvested restricted stock and convertible debt, have been excluded from the computation of diluted weighted average shares outstanding as their effect would be antidilutive.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     Basic and diluted net (loss) income per share amounts for the three and nine months ended October 3, 2009 and September 27, 2008 were determined as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Basic:
Net (loss) income	$(168)	$1,040	$1,993	$2,704

Weighted average shares outstanding	17,442	17,317	17,411	17,228

Basic net (loss) income per share	$(0.01)	$0.06	$0.11	$0.16

Diluted:
Net (loss) income	$(168)	$1,040	$1,993	$2,704
Interest expense on convertible debt, net	—	306	—	—

Net (loss) income as adjusted	$(168)	$1,346	$1,993	$2,704

Weighted average shares outstanding	17,442	17,317	17,411	17,228
Effect of dilutive stock options and restricted stock	—	36	1	145
Conversion of convertible notes	—	5,901	—	—

Weighted average shares assuming dilution	17,442	23,254	17,412	17,373

Diluted net (loss) income per share	$(0.01)	$0.06	$0.11	$0.16

Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net (loss) income, the only other element of comprehensive (loss) income impacting the Company is the unrealized gains (losses) on its investments for all periods presented and cumulative currency translation adjustments.
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
     The Company accounts for share-based payments to employees under the fair value recognition and measurement provisions of the Stock Compensation subtopic of the FASB Accounting Standards Codification. Compensation expense recognized during the three and nine months ended October 3, 2009 and September 27, 2008 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
     On July 10, 2009, the Company’s stock option exchange offer (the “Exchange Offer”), which had been initiated in June 2009, expired. In the Exchange Offer, the Company offered eligible employees who held certain stock options, the right to exchange some or all of such outstanding eligible options for new stock options to be granted under the Company’s 2001

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
Plan. Under the terms of the Exchange Offer, “eligible options” were those granted under the Company’s 1998 Stock Incentive Plan, as amended, or its 2001 Stock Incentive Plan, as amended (the “2001 Plan”), to purchase shares of the Company’s common stock, with a per share exercise price (a) equal to or greater than $15.00 and (b) greater than the closing price of the Company’s common stock on the Nasdaq Global Market on the expiration date of the Exchange Offer. Eligible optionholders tendered, and the Company accepted for cancellation, eligible options at exercise prices of $15.00 or greater to purchase an aggregate of 1,051,357 shares of the Company’s common stock from 161 participants, representing 82.5% of the total shares underlying options eligible for exchange in the Exchange Offer. The Company has granted new options to purchase an aggregate of 312,587 shares of the Company’s common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the Exchange Offer is $5.99, which is the closing price of the Company’s common stock as reported by the Nasdaq Global Market on July 10, 2009, the expiration of the Exchange Offer. The Exchange Offer represents a fair value exchange and, therefore, no incremental stock-based compensation expense was recorded.
     The Company uses the Black-Scholes option pricing methodology to calculate the grant-date fair value of an award. During the three and nine months ended October 3, 2009 and September 27, 2008, the Company calculated the grant-date fair value using the following assumptions:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Options granted	322	157	1,013	455
Weighted average exercise price	$5.99	$5.20	$4.99	$9.18
Weighted average grant date fair value	$3.09	$2.93	$2.82	$4.49

Assumptions:
Risk-free interest rate	2.13%	3.64%	2.46%	3.22%
Expected term	4.33 years	5.76 years	5.54 years	5.76 years
Expected volatility	64%	58%	62%	51%
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
     Expected volatility: in estimating its expected volatility, the Company considers both trends in historical volatility and the implied volatility of its publicly traded stock. The Company has used a combination of its implied volatility and historical volatility to estimate expected volatility for the three and nine months ended October 3, 2009. The Company believes that in addition to the relevance of historical volatility, consideration of implied volatility is relevant since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Expected dividend yield: this assumption is not applicable to the Company’s calculation as the Company has not declared, nor does it expect to declare in the foreseeable future, any dividends.
     Expense:
     The Company uses the straight-line attribution method to recognize expense for all option and restricted stock grants. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Stock-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. For the three and nine months ended October 3, 2009, the Company applied a forfeiture rate of approximately 7.1%. The Company’s results for the three and nine months ended October 3, 2009 include stock-based compensation expense of approximately $1,260,000 and $4,294,000, respectively, and approximately $1,890,000 and $5,762,000 in the three and nine months ended September 27, 2008, respectively. For the three and nine months ended October 3, 2009, approximately $19,000 and $61,000, respectively, of the stock-based compensation expense relates to tax on deferred compensation which is included in the condensed consolidated statement of operations within the applicable operating expense where the Company reports the option holders’ and restricted stock holders’ compensation cost. For the three and nine months ended September 27, 2008, approximately $23,000 and $74,000, respectively, of the stock-based compensation expense relates to tax on deferred compensation.
     As of October 3, 2009, total compensation cost related to unvested stock options and unvested restricted stock awards was $4,228,000 and $3,792,000, respectively, which is expected to be recognized in the statement of operations over a weighted-average period of approximately 28 months and 21 months, respectively.
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
Fair Value of Financial Instruments
     The estimated fair market values of the Company’s financial instruments, which include investments, accounts receivable, investment in sales-type leases, long-term debt and accounts payable, approximate their carrying values. The fair value of warrants issued by LiDCO Group Plc to the Company is estimated using the Black-Scholes Option Pricing Model.
Recent Accounting Guidance
     In January 2009, the FASB issued updated accounting guidance on the impairment guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. This guidance is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flow.
     In April 2009, the FASB issued updated accounting guidance intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. The updated accounting guidance relates to determining fair values when no active market exists or where the price inputs used represent distressed sales, increase the frequency of fair value disclosures for financial instruments not currently reported on the balance sheet of companies at fair value from once a year to a quarterly basis and provides additional guidance to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flow.
     In May 2009, the FASB issued updated accounting guidance to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for fiscal year and interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flow.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (the "Update"). The objective of this Update is to provide clarification that in circumstances where a quoted price in an active market for the identical liability is not available, fair value is required to be measured using a valuation technique that uses the quoted price of the identical liability when traded as an asset or for similar liabilities or similar liabilities when traded as assets or another valuation technique with consistent principles. The Update did not have a material impact on the Company’s results of operations, financial position or cash flow.

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
(3) Comprehensive (Loss) Income
     The Company’s total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net (loss) income	$(168)	$1,040	$1,993	$2,704
Other comprehensive (loss) income:
Foreign currency translation adjustments	71	(50)	163	(50)
Unrealized loss on investments	(23)	(760)	(70)	(984)

Comprehensive (loss) income	$(120)	$230	$2,086	$1,670

(4) Investment in Sales-Type Leases
     The components of the Company’s net investment in sales-type leases are as follows:

	October 3,	December 31,
	2008	2009
Total minimum lease payments receivable	$2,679	$3,457
Less:
Unearned interest income	339	459
Allowance for lease payments	496	487

Net investment in sales-type leases	1,844	2,511
Less — current portion	851	1,057

	$993	$1,454

(5) Inventory
     Inventory consists of the following:

	October 3,	December 31,
	2009	2008
Raw materials	$4,682	$4,552
Work-in-progress	49	25
Finished goods	4,180	3,219

	$8,911	$7,796

(6) Intangible Assets
     On July 28, 2009, the Company signed the LiDCO Distribution Agreement. Under the terms of the Agreement, the Company will have exclusive rights to market, sell and distribute the LiDCOrapid monitoring system as well as non-exclusive rights to market, sell and distribute the LiDCOplus system in the United States. In addition, the LiDCO Distribution Agreement includes an exclusive license to integrate LiDCO and BIS® technologies into a combined product for sale in the United States, referred to below as the “LiDCOrapid and Aspect BIS Combined Product”. The Agreement has an initial term of 10 years and will automatically renew for successive 3 year renewal terms thereafter unless and until either party gives the other party notice of its desire not to so renew at least twelve months prior to the expiration of the initial term or prior to the end of the then-current renewal term. In consideration for these rights, the Company paid an upfront license fee of approximately $1,150,000. Additionally, the Company agreed to pay a royalty to LiDCO for each combined product placed based on a formula set forth in the LiDCO Distribution Agreement. Concurrently, LiDCO Group Plc granted to the Company a warrant to purchase 8% of the outstanding shares of LiDCO Group Plc as of July 28, 2009 at an exercise price equal to a 20% premium over the average trading price of LiDCO Group plc shares

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
reported by the London Stock Exchange for the ten days prior to and the ten days after the issuance date of the warrant. For the first six months of the LiDCO Distribution Agreement, the Company’s exclusive rights under the Agreement in certain U.S. territories are subject to the exclusive rights granted by LiDCO to a third party. The warrants would become exercisable in installments over the next three years based upon the Company’s achievement of specified purchase minimums. The warrants are included in other long-term assets on the condensed consolidated balance sheets. See footnote 8 for additional disclosure. The LiDCO Distribution Agreement was accounted for as an asset acquisition in accordance with the Business Combinations Topic of the FASB Accounting Standards Codification.
     The Company acquired the following intangible assets:

Acquisition
Amount
Exclusive Product Distribution Rights — LiDCOrapid and Aspect BIS Combined Product	$562,000
Customer Relationships	116,000

$678,000

     The costs of the intangible assets are based on fair values at the date of acquisition and are being amortized on a straight-line basis over their estimated useful lives, which range from 3.7 to 6.3 years. The Company recorded approximately $14,000 of amortization expense in the three and nine month period ended October 3, 2009. The Company expects to record approximately $88,000 of amortization expense in 2010 through 2012 and $67,000 in 2013.
(7) Income Taxes
     The Company is subject to income taxes in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and nine months ended October 3, 2009, the Company recorded a tax provision of $685,000 and $2,043,000 on income before taxes of $517,000 and $4,036,000, respectively. Included in the income tax provision for the three months ended October 3, 2009 is approximately $570,000 resulting from the cumulative correction of immaterial errors from prior periods related to international tax matters which were not previously considered in the income tax provision. The Company does not believe that these previously unrecorded amounts were material to the results of operations or the financial position of the Company for any interim period in 2007, 2008 or year to date 2009. The provision for income taxes was the result of applying an effective income tax rate of 132% and 51% to income before tax for the three and nine months ended October 3, 2009, respectively. For the three and nine months ended October 3, 2009, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions, a taxable gain on the repurchase of the Company’s convertible debt, the correction of a prior period immaterial error of $570,000, associated with Internal Revenue Code Section 956 income inclusion and the tax treatment for the gain on warrant valuations. For the three and nine months ended September 27, 2008, the Company recorded a tax provision of $1,883,000 and $3,577,000, on income before taxes of $2,923,000 and $6,281,000, resulting in an effective income tax rate of 64% and 57%, respectively.
     In the first quarter of 2008, the Company recorded a valuation allowance of approximately $257,000 for a portion of its federal research and development credits since these credits are expected to expire unused based on current projections. In addition, in the third quarter of 2008, the Company recorded a valuation allowance on a capital loss related to its commercial paper investments since it did not anticipate that it would be able to benefit from this loss in the near future. In the third quarter of 2009, the Company recorded a valuation allowance of approximately $251,000 for a portion of the Company’s foreign tax credits generated in 2007 and 2008 since it does not expect that it will be able to utilize the credits before expiration. The Company also released a valuation allowance of approximately $97,000, which was related to federal research and development credits that expired unutilized. As of October 3, 2009, the Company’s total cumulative valuation allowance was approximately $961,000.
     As of January 1, 2009, the Company had gross unrecognized tax benefits of $805,000 (net of the federal benefit on state issues), which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company classifies interest and penalties related to unrecognized tax benefits as

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
income tax expense. There were no significant changes to any of these amounts during the third quarter of 2009. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1993.
(8) Fair Value Measurements
     Available-for-sale investments at October 3, 2009 and December 31, 2008 consist of the following:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
October 3, 2009 —
U.S. Government debt securities	$48,642	$60	$(4)	$48,698
Corporate obligations	5,803	37	—	5,840
Certificates of deposit	1,396	—	—	1,396

	$55,841	$97	$(4)	$55,934

December 31, 2008 —
U.S. Government debt securities	$50,952	$323	$—	$51,275
Corporate obligations	13,200	—	(207)	12,993
Commercial paper	5,953	46	—	5,999
Certificates of deposit	279	—	—	279

	$70,384	$369	$(207)	$70,546

     All available-for-sale investments have contractual maturities of one to two years.
     The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to hold the investment until a recovery of fair value and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis and market conditions in general.
     For the nine months ended October 3, 2009, the Company disposed of certain investments, resulting in gross realized gains of approximately $30,000. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses.
     The aggregate fair value of investments with unrealized losses was approximately $6,024,000 at October 3, 2009. At October 3, 2009, three investments were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of fair value.
     The Fair Value and Disclosures Topic of the FASB Accounting Standards Codification defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has classified its financial assets and liabilities that are required to be measured at fair value as of October 3, 2009 as follows:

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)

	Fair Value Measurements at October 3, 2009
	Balance at
	October 3, 2009	Level 1	Level 2	Level 3
Money market funds	$18,683	$18,683	$—	$—
Available for sale securities	$54,537	$—	$54,537	$—
Warrants	$1,632	$—	$—	$1,632
     In connection with the LiDCO Distribution Agreement (footnote 6), LiDCO Group Plc issued warrants to the Company to purchase shares of its common stock in an amount equal to 8% of the outstanding shares of LiDCO Group Plc as of July 28, 2009 at an exercise price equal to a 20% premium over the average trading price of LiDCO Group plc shares reported by the London Stock Exchange for the ten days prior to and the ten days after the issuance date of the warrant. The fair value of these warrants is estimated using the Black-Scholes Option Pricing Model. The following table summarizes the beginning and ending balance for the warrants:

Warrants
Balance at July 28, 2009	$589
Total gains included in other income	1,043

Balance at October 3, 2009	$1,632

(9) Segment Information and Enterprise Reporting
     The Company operates in one reportable segment as it markets and sells anesthesia and hemodynamic monitoring systems. The Company does not disaggregate financial information by product or geographically, other than sales by region and sales by product, for management purposes. Substantially all of the Company’s assets are located within the United States. All of the Company’s BIS products are manufactured in the United States.
     Revenue by geographic region and as a percentage of total revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Geographic Area by Region
Domestic	$18,418	$17,337	$52,506	$51,747
International	$7,817	$7,421	$23,922	$22,624

Total	$26,235	$24,758	$76,428	$74,371

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Geographic Area by Region
Domestic	70%	70%	69%	70%
International	30	30	31	30

Total	100%	100%	100%	100%

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
     The Company did not have sales in any individual country, other than the United States, or to any individual customer, that accounted for more than 10% of the Company’s total revenue or accounts receivable for the three and nine months ended October 3, 2009 and September 27, 2008.
(10) Commitments and Contingencies
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
     Legal Proceedings
     The Company is aware of three putative class action lawsuits related to the Offer and the Merger discussed in footnote 14 below, as follows:
     (i) On October 6, 2009, a putative class action complaint, Albert Donnay v. Nassib Chamoun, et al., Civil Action No. 09-4249-BLS, was filed in the Massachusetts Superior Court for Suffolk County, Business Litigation Session. This action purports to be brought on behalf of all public stockholders of Aspect, and names Aspect, certain of its directors, United States Surgical Corporation, and Transformer Delaware Corp. as defendants. The complaint alleges, among other things, that the consideration to be paid to Aspect stockholders in the proposed acquisition is unfair and undervalues Aspect. In addition, the complaint alleges that the Aspect directors named in the action violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The complaint also alleges that Aspect, United States Surgical Corporation and Transformer Delaware Corp. aided and abetted the alleged breaches of fiduciary duties by certain of Aspect’s directors. The complaint seeks, among other relief, an injunction preventing completion of the Merger or, if the Merger is consummated, rescission of the Merger. On October 8, 2009, Aspect and the individual defendants filed an answer in which they have denied the allegations, and they also served a motion to dismiss and/or for judgment on the pleadings. On October 16, 2009, Aspect and the individual defendants filed a motion to stay the action. On October 19, 2009, the plaintiff filed a motion to amend the complaint to add claims asserting that Aspect and the individual defendants failed to disclose in SEC filings material information regarding the Merger.
     (ii) On October 13, 2009, a second putative class action complaint, Roland A. Cherwek v. Aspect Medical Systems, Inc., et al. was filed in Delaware Chancery Court. This action purports to be brought on behalf of all public stockholders of Aspect, and names Aspect, its directors, United States Surgical Corporation, Transformer Delaware Corp., and Covidien plc as defendants. The complaint alleges, among other things, that the consideration to be paid to Aspect stockholders in the proposed acquisition is unfair and undervalues Aspect. In addition, the complaint alleges that the Aspect directors named in the action violated their fiduciary duties by, among other things, failing to maximize stockholder value, failing to engage in a fair sale process, and failing to disclose in SEC filings material information regarding the Merger. The complaint also alleges that Aspect, United States Surgical Corporation, Transformer Delaware Corp., and Covidien plc aided and abetted the alleged breaches of fiduciary duties by Aspect’s directors. The complaint seeks, among other relief, an injunction preventing completion of the Merger or, if the Merger is consummated, rescission of the Merger and damages in an unspecified amount. On October 26, 2009, plaintiff (on behalf of himself and the members of the putative class) and all defendants entered into a memorandum of understanding reflecting an agreement in principle to settle the matter. The agreement in principle is subject to the parties reaching agreement on the terms of a mutually acceptable definitive settlement agreement. Thereafter, the settlement agreement will be subject to approval by the court and also conditioned upon consummation of the Merger.
     (iii) On October 14, 2009, a third putative class action complaint, Milton Pfeiffer v. Nassib Chamoun, et al., Case No. 09-4377-BLS, was filed in the Massachusetts Superior Court for Suffolk County, Business Litigation Session. This action purports to be brought on behalf of all public stockholders of Aspect, and names Aspect, certain of its directors, United States Surgical Corporation, and Transformer Delaware Corp. as defendants. The complaint alleges, among other things, that the consideration to be paid to Aspect stockholders in the proposed acquisition is unfair and undervalues Aspect. In addition, the complaint

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
alleges that the Aspect directors named in the action violated their fiduciary duties by, among other things, failing to maximize stockholder value, failing to engage in a fair sale process, and failing to disclose in SEC filings material information regarding the Merger. The complaint also alleges that Aspect, United States Surgical Corporation and Transformer Delaware Corp. aided and abetted the alleged breaches of fiduciary duties by the Aspect directors named in the action. The complaint seeks, among other relief, an injunction preventing completion of the Merger or, if the Merger is consummated, rescission of the Merger and damages in an unspecified amount. On October 16, 2009, Aspect and the individual defendants filed a motion to stay the action.
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
     The plaintiff filed a Notice of Appeal on April 10, 2009, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The plaintiff’s opening brief in the appeal was filed on August 26, 2009; the Company and the underwriters’ responses and the underwriters’ brief in support of their cross-appeal was filed on October 2, 2009; the plaintiff’s reply brief and opposition to the cross-appeal was filed on November 2, 2009; and the underwriters’ reply brief in support of their cross-appeals is due on November 17, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.
(11) Loan Agreements
     The Company is entitled to borrow up to $2,000,000 under a revolving line of credit, which expires in May 2010. The line of credit may be extended on an annual basis at the discretion of the commercial bank. Interest on any borrowings under the revolving line of credit is, at the election of the Company, either the prime rate or at the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1,500,000 of the $2,000,000 revolving line of credit is available for standby letters of credit. At October 3, 2009, the Company had outstanding standby letters of credit with the commercial bank of approximately $1,081,000. At October 3, 2009, there was no outstanding balance under this revolving line of credit.
     The revolving line of credit agreement contains restrictive covenants that require the Company to maintain liquidity and net worth ratios and is secured by certain investments of the Company, which are shown as restricted cash in the accompanying condensed consolidated balance sheets. The Company is required to maintain restricted cash in an amount equal to 102% of

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
the outstanding amounts under the revolving line of credit agreement. At October 3, 2009, the Company had $1,103,000 classified as restricted cash on the condensed consolidated balance sheet relating to standby letters of credit issued in connection with the Company’s leased building in Massachusetts, leased computers and an international service provider. At October 3, 2009, the Company was in compliance with all covenants contained in the revolving line of credit agreement.
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
(13) Stock Repurchase Program
     On August 3, 2006, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock through the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases under this plan in 2008 or during the nine months ended October 3, 2009. As of October 3, 2009, the Company has repurchased a total of 276,493 shares of common stock under this repurchase program for $5,008,000. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. As of October 3, 2009, the Company is authorized to repurchase an additional 1,723,507 shares of common stock in the future, provided however that any such repurchase would require the consent of the Parent and the Purchaser under the Merger Agreement as defined in footnote 14 below.
(14) Merger Agreement
     On September 27, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United States Surgical Corporation, a Delaware corporation (“Parent”), and Transformer Delaware Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are wholly-owned subsidiaries of Covidien plc. Pursuant to the Merger Agreement, on October 8, 2009, the Purchaser commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of the Company at a purchase price of $12.00 per share (the “Offer Price”) net to the holder in cash, without interest thereon, subject to any required withholding of taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated October 8, 2009, and the related Letter of Transmittal, each as amended or supplemented from time to time.
     The initial offering period for the Offer expired at 12:00 midnight, New York City time, at the end of Thursday, November 5, 2009. According to the depositary for the Offer, as of the expiration of the initial offering period, 16,195,245 shares of the Company’s common stock had been tendered, representing approximately 90% of the Company’s outstanding shares of common stock (not including 297,066 shares of common stock tendered under guaranteed delivery procedures). Purchaser has accepted for payment all shares of the Company’s common stock that were validly tendered and not withdrawn during the initial offering period, in accordance with the terms of the Offer. The Company has been advised that shares validly tendered in satisfaction of guaranteed delivery procedures will also be accepted for payment and promptly paid for. Pursuant to the Merger Agreement, promptly upon acceptance for payment of, and payment for, the tendered shares of the Company’s common stock in the Offer, Purchaser has the right to designate a number of individuals to the Company’s board of directors.
     Purchaser intends to complete its acquisition of the Company as promptly as practicable by means of a merger under Delaware law (“Merger”). As a result of its purchase of shares in the Offer and its exercise of its option to purchase newly acquired shares from the Company, Purchaser has sufficient voting power to approve the Merger without the affirmative vote of any other stockholder of the Company. As a result of such merger, the Company will become an indirect wholly-owned subsidiary of Covidien and each share of the Company’s outstanding common stock will be cancelled and (except for shares held by the Company, Purchaser or Parent, or by holders who properly exercise their

ASPECT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(tabular amounts in thousands, except percentages and per share amounts)
(unaudited)
appraisal rights under Delaware law) will be converted into the right to receive the same consideration, without interest, received by holders who tendered shares in the tender offer. Following the effective time of the Merger, the Company’s common stock will cease to be traded on Nasdaq.
     The Merger Agreement provides that all options to purchase common stock that are outstanding immediately prior to the effective time of the Merger (“Effective Time”), whether vested or unvested, will become fully vested and be cancelled immediately prior to the Merger in exchange for a cash payment to be made by Purchaser as soon as practicable following the Effective Time (but in no event later than 10 business days thereafter) equal to the excess of the Offer Price over the exercise price of the option, multiplied by the number of shares of common stock underlying the option. Options with exercise prices greater than or equal to the Offer Price will be cancelled without any payment being made in respect thereof. Each share of Company restricted stock outstanding immediately prior to the Effective Time shall become fully vested and free of any vesting or other restrictions immediately prior to the Effective Time. As a result, all restricted stock will be treated in a manner consistent with the other shares of common stock and will be converted into the right to receive $12.00 in cash in connection with the Merger.
(15) Subsequent Event
     The Company has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, the date the consolidated financial statements were issued.
     On October 26, 2009, the Company entered into a memorandum of understanding with respect to the class action complaint, Roland A. Cherwek v. Aspect Medical Systems, Inc., et al. Please refer to footnote 10 for additional information.
     The initial offering period for the Offer expired at 12:00 midnight, New York City time, at the end of Thursday, November 5, 2009. According to the depositary for the Offer, as of the expiration of the initial offering period, 16,195,245 shares of the Company’s common stock had been tendered, representing approximately 90% of the Company’s outstanding shares of common stock (not including 297,066 shares of common stock tendered under guaranteed delivery procedures). Purchaser has accepted for payment all shares of the Company’s common stock that were validly tendered and not withdrawn during the initial offering period in accordance with the terms of the Offer. Please refer to footnote 14 for additional information about the Offer and the Merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Agreement and Plan of Merger
     On September 27, 2009, we entered into an Agreement and Plan of Merger, or Merger Agreement, with United States Surgical Corporation, a Delaware corporation, which we refer to herein as Parent, and Transformer Delaware Corp., a Delaware corporation and a wholly-owned subsidiary of Parent, which we refer to herein as Purchaser. Parent and Purchaser are wholly-owned subsidiaries of Covidien plc. Pursuant to the Merger Agreement, Purchaser has completed a cash tender offer for all of our outstanding common stock at a purchase price of $12.00 per share. The tender offer expired at 12:00 midnight at the end of November 5, 2009, after which Purchaser accepted and paid for all shares validly tendered and not withdrawn at the time, representing approximately 90% of our outstanding common stock (not including 297,066 shares of common stock tendered under guaranteed delivery procedures). Pursuant to the terms of the Merger Agreement, Purchaser exercised its option to purchase newly issued shares from us at the tender offer price. Following the purchase, Purchaser owned sufficient shares to effect a short-form merger with and into Aspect, which will then become an indirect wholly owned subsidiary of Covidien (the “Merger”). We expect that Purchaser will complete the Merger as soon as practicable . For a further discussion of the Offer and the Merger, refer to footnote 14 of the notes to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Overview
     We develop, manufacture and market an anesthesia monitoring system that we call the BIS® system. The BIS system is based on our patented core technology, the Bispectral Index, which we refer to as the BIS index. The BIS system provides information that allows clinicians to assess and manage a patient’s level of consciousness in the operating room, intensive care and procedural sedation settings and is intended to assist the clinician in better determining the amount of anesthesia or sedation needed by each patient. Our proprietary BIS system includes: our BIS monitor; BIS Module Kit, which includes components of BIS monitoring technology that are integrated into equipment sold by original equipment manufacturers, or BISx system, which allows original equipment manufacturers to incorporate the BIS index into their monitoring products; and our group of sensor products, which we collectively refer to as BIS Sensors. On July 28, 2009, we entered into a distribution and technology licensing agreement with LiDCO Limited, which we refer to as the LiDCO Distribution Agreement. Under the terms of the agreement, we obtained exclusive rights to market, sell and distribute the LiDCOrapid monitoring system as well as non-exclusive rights to market, sell and distribute the LiDCOplus system in the United States. In addition, the agreement includes an exclusive license to integrate LiDCO and BIS® technologies into a combined product for sale in the United States.
     We derive our revenue primarily from sales of BIS Sensors and from our original equipment manufacturer products (including BIS Module Kits and the BISx system) and related accessories, and BIS monitors, which we collectively refer to as Equipment. In addition, our domestic revenue also includes sales of LiDCO Smart Cards as part of the LiDCO Distribution Agreement. We refer to revenue from sales of the LiDCOrapid monitoring systems and related products as “LiDCO revenue”. To assist management in assessing and managing our business, we segregate our revenue by sales by region and sales by products, as shown in the following table:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(dollars in thousands)
Domestic revenue	$18,418	$17,337	$52,506	$51,747
Percent of total revenue	70%	70%	69%	70%

International revenue	$7,817	$7,421	$23,922	$22,624
Percent of total revenue	30%	30%	31%	30%

Total revenue	$26,235	$24,758	$76,428	$74,371

BIS Sensor revenue	$21,814	$20,788	$64,927	$62,819
Percent of total revenue	83%	84%	85%	84%

Equipment revenue	$4,345	$3,970	$11,425	$11,552
Percent of total revenue	17%	16%	15%	16%

LiDCO revenue	$76	—	$76	—
Percent of total revenue	—	—	—	—

Total revenue	$26,235	$24,758	$76,428	$74,371

     At October 3, 2009, we had cash, cash equivalents, restricted cash and investments of approximately $82.7 million and working capital of approximately $93.4 million.
     We follow a system of fiscal quarters as opposed to calendar quarters. Under this system, the first three quarters of each fiscal year end on the Saturday of the thirteenth week of each quarter and the last quarter of the fiscal year always ends on December 31.
     We believe our ability to grow our revenue is directly related to whether our customers continue to purchase and use our BIS Sensors after they purchase our Equipment. As we seek to continue to achieve this growth, we have expanded our sales forces and have implemented new sales and marketing programs. We expect that as we seek to grow our business, revenue from the sale of BIS Sensors will contribute an increasing percentage of product revenue. Additionally, we believe that, over time, revenue from the sale of BIS Module Kits and our BISx system will increase as a percentage of total Equipment revenue as healthcare organizations purchase our technology as part of an integrated solution offered by our original equipment manufacturers. We also expect revenue from our LiDCO Distribution Agreement to contribute to product revenue as we continue to incorporate LiDCO’s advanced hemodynamic monitoring system into our product portfolio.
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
     We are party to a distribution agreement with Nihon Kohden Corporation to distribute BIS monitors in Japan. Nihon Kohden has received approval from the Japanese Ministry of Health, Labor and Welfare for marketing in Japan our A-1050 EEG Monitor with BIS, our A-2000 BIS Monitor, our BIS module (our product that integrates BIS monitoring technology into equipment sold by original equipment manufacturers), our BIS XP system and, most recently in December 2007, our BISx and the BIS VISTA monitor. In January 2002, the Japanese Ministry of Health, Labor and Welfare granted reimbursement approval for use of our BIS monitors. With this approval, healthcare providers in Japan are eligible to receive partial reimbursement of 1,000 Yen each time BIS monitoring is used. Sales to Nihon Kohden represented approximately 16% and 15% of international revenue in the three and nine months ended October 3, 2009, respectively, and approximately 15% of international revenue in both the three and nine months ended September 27, 2008.

     We account for share-based payments to employees under the Stock Compensation subtopic of the Accounting Standards Codification of the Financial Accounting Standards Board, or FASB. For the three and nine months ended October 3, 2009, we recognized approximately $1.3 million and $4.3 million, respectively, of stock-based compensation expense in our condensed consolidated statements of income and in the three and nine months ended September 27, 2008, we recognized approximately $1.9 million and $5.8 million, respectively, of stock-based compensation expense. See Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding stock-based compensation.
     Various factors may adversely affect our quarterly operating results at least through the fourth quarter of 2009. For example, a third party study that was published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. While the study results were consistent with earlier studies that showed a low incidence of awareness using BIS, we believe the conclusions drawn by the authors are not supported by their data and that there were several flaws in the design and execution of the trial. However, we believe that the publication of this study has had, and may continue to have an adverse effect on the rate at which existing or potential new customers purchase and use our products. We have also expanded our sales force and expect that the resulting increase in operating expenses would not be offset, at least initially, by an increase in revenue. Additionally, we face risks beyond our control presented by the continued challenges of the U.S. and worldwide economies, the healthcare industry, hospital purchases and our business. On September 27, 2009, we entered into the Merger Agreement, and sales of our products may be adversely affected as a result of our agreement to be acquired by an affiliate of Covidien pursuant to the terms of the Merger Agreement.
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

     We recognize revenue either at shipment or delivery in accordance with the agreed upon contract terms with distributors and original equipment manufacturers. Contracts executed for sales to distributors and original equipment manufacturers include a clause that indicates that customer acceptance is limited to confirmation that our products function in accordance with our applicable product specifications in effect at the time of delivery. Formal acceptance by the distributor or original equipment manufacturer is not necessary to recognize revenue provided that we objectively demonstrate that the criteria specified in the acceptance provisions are satisfied. Each product is tested prior to shipment to ensure that it meets the applicable product specifications in effect at the time of delivery. Additionally, we have historically had a minimal number of defective products shipped to distributors and original equipment manufacturers, and any defective products are subject to repair or replacement under warranty as distributors and original equipment manufacturers do not have a right of return.
     We exercise judgment in determining the specific time periods in which we can recognize revenue in connection with sales of our products. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition could change accordingly and any such change could affect our reported results.
   Stock-Based Compensation
     The Stock Compensation Topic of the FASB Accounting Standards Codification requires that stock-based compensation expense associated with equity instruments be recognized in the consolidated statement of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation methodology. The use of valuation models requires us to make estimates of the following assumptions:
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
Expected volatility: in estimating expected volatility, we consider both trends in historical volatility and the implied volatility of our publicly traded stock. We used a combination of our implied volatility and historical volatility to estimate expected volatility for the three and nine months ended October 3, 2009. We believe that in addition to the relevance of historical volatility, consideration of implied volatility is appropriate since it represents the expected volatility that marketplace participants would likely use in determining an exchange price for an option, and is therefore an appropriate assumption to use in the calculation of grant date fair value.
     Additionally, we are required to make assumptions regarding the forfeiture rate, which we estimate at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used a forfeiture rate of approximately 7.1% in our calculation at October 3, 2009. We re-evaluate this forfeiture rate on a quarterly basis and adjust the rate as necessary.
     These assumptions involve significant judgment and estimates. Future stock-based compensation expense could vary significantly from the amount recorded in the current period due to changes in assumptions and due to the extent of stock option activity and restricted stock issued in future periods.
     As of October 3, 2009, the total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards was $4,228,000 and $3,792,000 respectively, which will be amortized over the weighted average remaining requisite service of 28 months and 21months, respectively.
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
   Warranty
     Equipment that we sell is generally covered by a warranty period of twelve months for direct business and up to twenty four months for distributor or OEM business. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service its warranty obligations is based on historical experience and an expectation of future conditions. While our warranty costs have historically been within our expectations and the provisions established, to the extent we experience an increased number of warranty claims or increased costs associated with servicing those claims, our warranty expenses will increase, and we may experience decreased gross profit and cash flow.
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
     Effective January 1, 2007, we adopted the FASB guidance related to accounting for uncertainty in income taxes. The updated guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of this update, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. We did not accrue interest expense related to these unrecognized tax benefits due to our historical carryforward loss position, the uncertain benefits have not yet reduced taxes payable and, accordingly, no interest expense has been accrued.
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

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Costs of revenue	26	25	25	25

Gross margin	74	75	75	75

Operating expenses:
Research and development	16	17	15	16
Sales and marketing	39	51	41	46
General and administrative	20	16	19	16

Total operating expenses	75	84	75	78

(Loss) income from operations	(1)	(9)	0	(3)
Interest income, net	(1)	—	0	—
Gain on valuation of warrants	4	—	1	—
Impairment loss on investments	—	(3)	—	(1)
Gain on repurchase of debt	—	24	4	13

Income before income taxes	2	12	5	9
Provision for incomes taxes	3	8	3	5

Net income	(1)%	4%	2%	4%

Three and Nine Months Ended October 3, 2009 Compared with the Three and Nine Months Ended September 27, 2008

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	October 3,	September 27,	Increase	October 3,	September 27,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands, except			(in thousands, except unit
	unit amounts)			amounts)
Revenue — Worldwide
BIS Sensor	$21,814	$20,788	5%	$64,927	$62,819	3%
BIS monitor	2,446	1,847	32%	6,307	5,888	7%
Original equipment manufacturer products	775	1,227	(37)%	2,483	3,194	(22)%
Other equipment and accessories	1,124	896	25%	2,635	2,470	7%

Total Equipment	4,345	3,970	9%	11,425	11,552	(1)%

LiDCO revenue	76	—	—	76	—	—

Total revenue	$26,235	$24,758	6%	$76,428	$74,371	3%

Unit Analysis — Worldwide
BIS Sensors	1,564000	1,514,000	3%	4,770,000	4,575,000	4%
BIS monitors	869	599	45%	2,344	1,986	18%
Original equipment manufacturer BIS products	1,415	1,510	(6)%	3,972	4,294	(7)%
Installed base	62,327	53,630	16%	62,327	53,630	16%
     Revenue. Revenue from the sale of BIS Sensors increased approximately 5% in the three months ended October 3, 2009 compared with the three months ended September 27, 2008. During this period, we experienced an increase of approximately 3% in the number of BIS Sensors sold as a result of growth in the installed base of BIS monitors. The number of domestic sensors sold was approximately 945,000 during the third quarter of 2008 and increased to approximately 984,000 during the third quarter of 2009, an increase of approximately 4%, while the number of international sensors sold increased approximately 2%, from approximately 569,000 during the third quarter of 2008 to approximately 580,000 during the third quarter of 2009. Our installed base of BIS monitors and original equipment manufacturer products increased 16% to approximately 62,327 units at October 3, 2009 compared with approximately 53,630 units at September 27, 2008.
     In the nine months ended October 3, 2009, revenue from the sale of BIS Sensors increased approximately 3% compared with the nine months ended September 27, 2008. We believe the increase in revenue from the sale of BIS Sensors and the number of BIS Sensors sold during this period was attributable to growth in the installed base of BIS monitors primarily as a result of the introduction of the Bilateral Vista monitors at the end of 2008. The increase in revenue from the sale of BIS Sensors was primarily attributable to an increase in the number of BIS Sensors sold, from approximately 4.6 million BIS Sensors sold during the nine months ended September 27, 2008 to approximately 4.8 million sold during the nine months ended October 3, 2009. BIS Sensor sales domestically remained relatively stable with approximately 2.9 million BIS Sensors sold in the nine months ended September 27, 2008 and in the nine months ended October 3, 2009. The number of BIS Sensors sold internationally increased approximately 12%, from approximately 1.7 million BIS Sensors sold during the nine months ended September 27, 2008 to approximately 1.9 million sold during the nine months ended October 3, 2009.
     During the three months ended October 3, 2009 compared with the three months ended September 27, 2008, total Equipment revenue increased by approximately 9%. The increase in Equipment revenue during this period was a result of an increase of approximately 32% in BIS monitor revenue, an increase of approximately 25% in other equipment revenue, offset by a decrease of approximately 37% in original equipment manufacturer product revenue. The increase in monitor revenue was a result of an increase of approximately 45% in the number of monitors sold combined with a decrease in the average selling price of approximately 9% due primarily to our Bilateral Vista monitor promotion, which we implemented in the first quarter of 2009 and which involves trade-ins of A-2000 BIS monitors at a discounted price for Bilateral Vista monitors, implemented during the first quarter of 2009. The decrease in original equipment manufacturer product revenue was a result of a decrease of approximately 6% in the number of products sold to our original equipment manufacturers and a decrease of approximately 33% in average selling prices.
     In the nine months ended October 3, 2009, total Equipment revenue decreased approximately 1% compared with the nine months ended September 27, 2008. The decrease in Equipment revenue during the 2009 period was primarily driven by a decrease in original equipment manufacturer product revenue of approximately 22%, offset by an increase in BIS monitor revenue of approximately 7% and an increase in other equipment revenue of approximately 7%. The decrease in original equipment manufacturer product revenue was a result of a decrease of approximately 7% in the number of products sold to our original equipment manufacturers combined with a decrease of approximately 16% in average selling prices. The increase in monitor revenue was a result of an increase of approximately 18% in the number of monitors sold combined with a decrease in the average selling price of approximately 9% due primarily to our Bilateral Vista monitor promotion which involves trade-ins of A-2000 BIS monitors at a discounted price for Bilateral Vista monitors, implemented during the first quarter of 2009.
     Our gross margin was approximately 74.2% and 75.3% of revenue in the three and nine months ended October 3, 2009, respectively, compared with a gross margin of approximately 75.3% and 74.5% of revenue in the three and nine months ended September 27, 2008, respectively. The decrease in the gross margin in the three months ended October 3, 2009 compared with the same period in the prior year is primarily the result of a decrease in the average monitor selling price due primarily to our Bilateral Vista monitor promotion. The increase in gross margin in the nine months ended October 3, 2009 compared with the same period in the prior year is primarily the result of favorable manufacturing variances related to material pricing and cost reductions we implemented in the fourth quarter of 2008 and the first quarter of 2009.
Expense Overview

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	October 3,	September 27,	Increase	October 3,	September 27,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)			(in thousands)
Expenses
Research and development	$4,080	$4,183	(2)%	$11,753	$12,056	(3)%
Sales and marketing	10,318	12,687	(19)	31,322	34,561	(9)
General and administrative	5,376	3,920	37	14,197	12,034	18
     Research and Development. The decrease in research and development expenses in the three months ended October 3, 2009 compared with the three months ended September 27, 2008 was primarily attributable to a decrease of approximately $158,000 in consulting expenses, mainly driven by cost reduction efforts.
     For the nine months ended October 3, 2009 compared with the nine months ended September 27, 2008, the decrease in research and development expenses was due primarily to a decrease of approximately $129,000 in consulting expenses, a decrease of approximately $86,000 in materials expenses and a decrease of approximately $79,000 in recruiting expenses. We expect research and development expenses in the fourth quarter of 2009 to decrease compared to the level of research and development expenses in the third quarter of 2009 due mainly to decreased product development expenses.
     Sales and Marketing. The decrease in sales and marketing expenses in the three months ended October 3, 2009 compared with the three months ended September 27, 2008 was primarily attributable to a decrease of approximately $494,000 in compensation and benefits, a decrease of approximately $392,000 in travel and entertainment expenses and a decrease of approximately $1,483,000 in other operating expenses driven by cost reduction efforts. The decrease in other operating expenses was primarily attributable to a decrease of approximately $428,000 in recruiting and training expenses related to the sales force expansion which we initiated during the second quarter of 2008, a decrease of approximately $237,000 in market research expenses, a decrease of approximately $221,000 related to foreign exchange fluctuations, a decrease of approximately $167,000 in temporary help expenses and a decrease of approximately $130,000 in meeting expenses. In addition, approximately $188,000 of commission expense paid to our original equipment manufacturers are included in the three months ended September 27, 2008. For the three months ended October 3, 2009, approximately $262,000 of commissions expense has been recorded as a reduction to sensor revenue as a result of a change in contract terms. The decrease in compensation and benefits is principally the result of the completion of the sales force retention program in the first quarter of 2009 which we implemented in April 2008.
     For the nine months ended October 3, 2009 compared with the nine months ended September 27, 2008, the decrease in sales and marketing expenses was driven by a decrease of approximately $613,000 in compensation and benefits, a decrease of approximately $467,000 in travel and entertainment expenses and a decrease of approximately $2,159,000 in other operating expenses. The decrease in compensation and benefits is primarily driven by the completion of the sales force expansion program which we initiated during the second quarter of 2008 and a decrease in stock-based compensation expense. The decrease in other operating expenses is principally the result of a decrease of approximately $514,000 in recruiting and training expenses related to the sales force expansion which we initiated during the second quarter of 2008, a decrease of approximately $298,000 in market research expenses, a decrease of approximately $298,000 in meeting expenses, a decrease of approximately $286,000 in temporary employment expenses and a decrease of approximately $212,000 related to foreign exchange fluctuations. In addition, approximately $572,000 of commission expense paid to our original equipment manufacturers are included in the nine months ended September 27, 2008. For the nine months ended October 3, 2009, approximately $701,000 of commissions expense has been recorded as a reduction to sensor revenue as a result of a change in contract terms. We expect the level of sales and marketing expenses in the fourth quarter of 2009 to decrease compared to the level of sales and marketing expenses in the third quarter of 2009 due mainly to continued cost reduction efforts.
     General and Administrative. The increase in general and administrative expenses in the three months ended October 3, 2009 compared with the three months ended September 27, 2008 was primarily attributable to an increase of approximately $309,000 in compensation and benefits to general and administrative personnel and an increase of approximately $990,000 in professional services fees, including legal services and accounting and tax related services related primarily to Covidien’s proposed acquisition of our business.
     For the nine months ended October 3, 2009 compared with the nine months ended September 27, 2008, the increase in general and administrative expenses was driven by an increase of approximately $183,000 in compensation and benefits to general and administrative personnel and an increase of approximately $1,817,000 in professional services fees, including legal services and accounting and tax related services relating to Covidien’s proposed acquisition of our business. We expect the level of general and administrative expenses in the fourth quarter of 2009 to decrease compared with the level of general and administrative expenses in the third quarter of 2009 mainly due to decreased professional services expenses.
     Interest Income. Interest income decreased to approximately $217,000 in the three months ended October 3, 2009 from approximately $867,000 in the three months ended September 27, 2008, a decrease of approximately 75%. For the nine months ended October 3, 2009 compared with the nine months ended September 27, 2008, interest income decreased approximately 69% from approximately $3.2 million to approximately $997,000. The decrease in interest income in the three and nine months ended October 3, 2009 compared with the three and nine months ended September 27, 2008 was primarily attributable to a lower cash and investment balance resulting from repurchases of a portion of our convertible debt in 2008 and the first quarter of 2009 combined with a decrease in interest and other investment return rates. We expect interest income in the fourth quarter of 2009 to be comparable to the level of interest income in the third quarter of 2009.
     Interest Expense. Interest expense decreased to approximately $443,000 in the three months ended October 3, 2009 compared with $849,000 in the three months ended September 27, 2008. For the nine months ended October 3, 2009 compared with the nine months ended September 27, 2008, interest expense decreased from approximately $2.7 million to approximately $1.4 million. The decrease in interest expense in the three and nine months ended October 3, 2009 was primarily due to repurchases of portions of our convertible debt during 2008 and the first quarter of 2009. We expect interest expense in the fourth quarter of 2009 to be comparable to the level of interest expense in the third quarter of 2009.
     Other Income. Other income was approximately $1.0 million and $4.1 million in the three months and nine months ended October 3, 2009, respectively, compared with approximately $5.0 million and $9.0 million in the three and nine months ended September 27, 2008, respectively. The other income in the three months ended October 3, 2009 includes a fair value adjustment on the warrants we acquired in connection with the LiDCO Distribution Agreement. For the nine months ended October 3, 2009, other income also included aggregate gains of approximately $3.0 million resulting from repurchase of portions of our convertible debt. Other income in the nine months ended September 27, 2008 is primarily due to aggregate gains of approximately $9.8 million resulting from a repurchase of portions of our convertible debt in September 2008, offset by an other-than-temporary impairment loss on investment of approximately $840,000 during the third quarter of 2008. We expect other income in the fourth quarter of 2009 to be below the level of other income in the third quarter of 2009.

     Income Taxes. We are subject to income tax in numerous jurisdictions and at various rates worldwide and the use of estimates is required in determining the provision for income taxes. For the three and nine months ended October 3, 2009, we recorded a tax provision of $685,000 and $2.0 million on income before taxes of $517,000 and $4.0 million, respectively. Included in the income tax provision for the three months ended October 3, 2009 is approximately $570,000 resulting from the cumulative correction of immaterial errors from prior periods related to international tax matters which were not previously considered in the income tax provision. We do not believe that this previously unrecorded amount was material to our results of operations or the financial position any interim period in 2007, 2008 or year to date 2009. The provision for income taxes was the result of applying an effective income tax rate of 132% and 51% to income before tax for the three and nine months ended October 3, 2009, respectively. For the three and nine months ended October 3, 2009, the difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes, the disallowance for tax purposes of certain stock-based compensation deductions, a taxable gain on the repurchase of our convertible debt, the correction of a prior period error of $570,000 related to Internal Revenue Code Section 956 income inclusion and the tax treatment for the gain on warrant valuations. For the three and nine months ended September 27, 2008, we recorded a tax provision of $1,883,000 and $3,577,000 on income before taxes of $2,923,000 and $6,281,000, resulting in an effective income tax rate of 64% and 57%, respectively.
     In the first quarter of 2008, we recorded a valuation allowance of approximately $257,000 for a portion of our federal research and development credits since these credits are expected to expire unused based on current projections. In addition, in the third quarter of 2008, we recorded a valuation allowance on a capital loss related to our commercial paper investments since we do not anticipate that we will be able to benefit from this loss in the near future. In the third quarter of 2009, we recorded a valuation allowance of approximately $251,000 for a portion of our foreign tax credits generated in 2007 and 2008 since we do not expect that we will be able to utilize the credits before expiration. We also released a valuation allowance of approximately $97,000, which was related to federal research and development credits that expired unutilized. As of October 3, 2009, our total cumulative valuation allowance was approximately $961,000.
     As of January 1, 2009, we had gross unrecognized tax benefits of $805,000 (net of the federal benefit on state issues) which represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We classify interest and penalties related to unrecognized tax benefits as income tax expense. There were no significant changes to any of these amounts during the third quarter of 2009. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
Liquidity and Capital Resources
     In May 2001, we entered into an agreement with Bank of America for a $5.0 million revolving line of credit which we amended in June 2009 to reduce the available line of credit to $2.0 million. The June 2009 amendment also extended the expiration date of the loan agreement to May 2010. The revolving line of credit contains restrictive covenants that require us to maintain liquidity and net worth ratios and is secured by certain investments, which are shown as restricted cash on our consolidated balance sheets. In connection with this revolving line of credit agreement, we are required to maintain restricted cash in an amount equal to 102% of the outstanding amounts under the revolving line of credit. At October 3, 2009, we were in compliance with all covenants contained in the revolving line of credit agreement. Interest on any borrowings under the revolving line of credit is, at our election, either the prime rate or the London Inter-Bank Offer Rate, or LIBOR, plus 2.25%. Up to $1.5 million of the $2.0 million revolving line of credit is available for standby letters of credit. At October 3, 2009, the interest rate on the line of credit was 3.25%, there was no amount outstanding under this line of credit and we had standby letters of credit outstanding relating to our leased facility, leased computers and an international service provider in the amount of approximately $1.1 million which is shown on our consolidated balance sheet as restricted cash.
     In March 2009, a bank guarantee of approximately $155,000 was given by an international bank to the State of the Netherlands on our behalf related to tax services for a subsidiary.
     In June 2007, we completed a private placement of $125.0 million aggregate principal amount of 2.5% convertible notes due 2014. Net proceeds received from the issuance of the notes were $121.0 million, which is net of the initial purchasers’ discount of $4.0 million. As of October 3, 2009, we have used approximately $85.0 million of these proceeds to repurchase 5.5 million shares of our common stock, of which 4.5 million shares were repurchased from Boston Scientific Corporation and 1.0 million shares were repurchased in connection with our 2.5% convertible senior note offering that we completed in June 2007.
     On August 3, 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. As of October 3, 2009, we had repurchased 276,493 shares of our common stock for approximately $5.0 million under this plan, and we are authorized to repurchase an additional 1,723,507 shares of common stock in the future, provided that any such repurchase would require the consent of the Purchaser and Parent under the Merger Agreement.
     We expect to meet our near-term liquidity needs through the use of cash and short-term investments on hand at October 3, 2009 and cash generated from operations. We believe that the financial resources available to us, including our current working capital, our long-term investments and available revolving line of credit will be sufficient to finance our planned operations and capital expenditures for at least the next twelve months. However, our future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop our marketing and sales organization domestically and internationally, to finance our research and development programs, to implement new marketing programs, to finance our sales-type lease program, to meet market demand for our products and to repay our convertible notes.
     We expect to fund the growth of our business over the long term through cash flow from operations and, if the acquisition of our business by the Purchaser pursuant to the Merger Agreement is not consummated, through issuances of capital stock, promissory notes or other securities. Any sale of additional equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.
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
     Working capital at October 3, 2009 was approximately $93.4 million compared with approximately $92.0 million at December 31, 2008.
     Cash provided by operations. We received approximately $5.5 million of cash from operations in the nine months ended October 3, 2009 compared with cash received from operations of approximately $6.9 million in the nine months ended September 27, 2008. The cash received in the nine months ended October 3, 2009 was primarily attributable to our net income of approximately $2.0 million, non-cash stock-based compensation expense of approximately $4.2 million and depreciation and amortization of approximately $2.3 million. These amounts were offset by a non-cash gain of approximately $3.0 million resulting from the repurchase of an aggregate of approximately $7.1 million of our 2.5% convertible notes during the period. The cash received in the nine months ended September 27, 2008 was primarily attributable to our net income of approximately $2.7 million, non-cash stock-based compensation expense of approximately $5.7 million, deferred taxes of approximately $3.1 million, an increase in accrued liabilities of approximately $2.4 million and depreciation and amortization of approximately $2.3 million. These amounts were offset by non-cash gains of approximately $9.8 million resulting from the repurchase of an aggregate of $25.0 million of our 2.5% convertible notes during the period.
     Cash provided by investing activities. Approximately $12.8 million of cash was provided by investing activities in the nine months ended October 3, 2009 compared with cash provided of approximately $23.0 million in the nine months ended September 27, 2008. The cash provided in the nine months ended October 3, 2009 was primarily the result of net proceeds from sales of investments of approximately $15.7 million, offset by approximately $1.3 million in capital expenditures and approximately $1.3 million of cash paid to LiDCO Limited in connection with our distribution and licensing agreement. The cash provided in the nine months ended September 27, 2008 was primarily the result of net proceeds from sales and maturities of investments of approximately $24.2 million, offset by approximately $1.3 million in capital expenditures. We anticipate the level of capital expenditures in the fourth quarter of 2009 will increase compared with the level of capital expenditures in the third quarter of 2009 mainly due to purchases related to our manufacturing equipment.
     Cash used for financing activities. We used approximately $3.7 million of cash from financing activities in the nine months ended October 3, 2009 compared with the use of approximately $13.6 million of cash in the nine months ended September 27, 2008. The cash used for financing activities was primarily the result of our repurchase of an aggregate of approximately $7.1 million of our 2.5% convertible notes during the period for approximately $3.8 million. The cash used in the nine months ended September 27, 2008 was primarily the result of the repurchase of an aggregate of $25.0 million of our 2.5% convertible notes during the period for approximately $14.4 million.
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
Recent Accounting Pronouncements
     In January 2009, the FASB issued updated accounting guidance on the impairment guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. This guidance is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flow.
     In April 2009, the FASB issued updated accounting guidance intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. The updated accounting guidance relates to determining fair values when no active market exists or where the price inputs used represent distressed sales, increase the frequency of fair value disclosures for financial instruments not currently reported on the balance sheet of companies at fair value from once a year to a quarterly basis and provides additional guidance to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flow.
     In May 2009, the FASB issued updated accounting guidance to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for fiscal year and interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flow.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures. The objective of this Update is to provide clarification that in circumstances where a quoted price in an active market for the identical liability is not available, fair value is required to be measured using a valuation technique that uses the quoted price of the identical liability when traded as an asset or for similar liabilities or similar liabilities when traded as assets or another valuation technique with consistent principles. The Update did not have a material impact on our results of operations, financial position or cash flow.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to our ability to maintain profitability, information with respect to market acceptance of our BIS system, continued growth in sales of our BIS monitors, original equipment manufacturer products and BIS Sensors, our dependence on the BIS system, regulatory approvals for our products, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business, factors that may influence our revenue for the fiscal quarter ending December 31, 2009 and thereafter and our proposed merger with Covidien plc. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in these forward-looking statements. The important factors discussed under Part II – Item 1A. “Risk Factors” below represent some of the current challenges to us that create risk and uncertainty. In addition, subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.
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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 3, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are aware of three putative class action lawsuits related to the Offer and the Merger, as follows:
     (i) On October 6, 2009, a putative class action complaint, Albert Donnay v. Nassib Chamoun, et al., Civil Action No. 09-4249-BLS, was filed in the Massachusetts Superior Court for Suffolk County, Business Litigation Session. This action purports to be brought on behalf of all public stockholders of Aspect, and names Aspect, certain of its directors, United States Surgical Corporation, and Transformer Delaware Corp. as defendants. The complaint alleges, among other things, that the consideration to be paid to Aspect stockholders in the proposed acquisition is unfair and undervalues Aspect. In addition, the complaint alleges that the Aspect directors named in the action violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The complaint also alleges that Aspect, United States Surgical Corporation and Transformer Delaware Corp. aided and abetted the alleged breaches of fiduciary duties by certain of Aspect’s directors. The complaint seeks, among other relief, an injunction preventing completion of the Merger or, if the Merger is consummated, rescission of the Merger. On October 8, 2009, Aspect and the individual defendants filed an answer in which they have denied the allegations, and they also served a motion to dismiss and/or for judgment on the pleadings. On October 16, 2009, Aspect and the individual defendants filed a motion to stay the action. On October 19, 2009, the plaintiff filed a motion to amend the complaint to add claims asserting that Aspect and the individual defendants failed to disclose in SEC filings material information regarding the Merger.
     (ii) On October 13, 2009, a second putative class action complaint, Roland A. Cherwek v. Aspect Medical Systems, Inc., et al. was filed in Delaware Chancery Court. This action purports to be brought on behalf of all public stockholders of Aspect, and names Aspect, its directors, United States Surgical Corporation, Transformer Delaware Corp., and Covidien plc as defendants. The complaint alleges, among other things, that the consideration to be paid to Aspect stockholders in the proposed acquisition is unfair and undervalues Aspect. In addition, the complaint alleges that the Aspect directors named in the action violated their fiduciary duties by, among other things, failing to maximize stockholder value, failing to engage in a fair sale process, and failing to disclose in SEC filings material information regarding the Merger. The complaint also alleges that Aspect, United States Surgical Corporation, Transformer Delaware Corp., and Covidien plc aided and abetted the alleged breaches of fiduciary duties by Aspect’s directors. The complaint seeks, among other relief, an injunction preventing completion of the Merger or, if the Merger is consummated, rescission of the Merger and damages in an unspecified amount. On October 26, 2009, plaintiff (on behalf of himself and the members of the putative class) and all defendants entered into a memorandum of understanding reflecting an agreement in principle to settle the matter. The agreement in principle is subject to the parties reaching agreement on the terms of a mutually acceptable definitive settlement agreement. Thereafter, the settlement agreement will be subject to approval by the court and also conditioned upon consummation of the Merger.
     (iii) On October 14, 2009, a third putative class action complaint, Milton Pfeiffer v. Nassib Chamoun, et al., Case No. 09-4377-BLS, was filed in the Massachusetts Superior Court for Suffolk County, Business Litigation Session. This action purports to be brought on behalf of all public stockholders of Aspect, and names Aspect, certain of its directors, United States Surgical Corporation, and Transformer Delaware Corp. as defendants. The complaint alleges, among other things, that the consideration to be paid to Aspect stockholders in the proposed acquisition is unfair and undervalues Aspect. In addition, the complaint alleges that the Aspect directors named in the action violated their fiduciary duties by, among other things, failing to maximize stockholder value, failing to engage in a fair sale process, and failing to disclose in SEC filings material information regarding the Merger. The complaint also alleges that Aspect, United States Surgical Corporation and Transformer Delaware Corp. aided and abetted the alleged breaches of fiduciary duties by the Aspect directors named in the action. The complaint seeks, among other relief, an injunction preventing completion of the Merger or, if the Merger is consummated, rescission of the Merger and damages in an unspecified amount. On October 16, 2009, Aspect and the individual defendants filed a motion to stay the action.
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
     The plaintiff filed a Notice of Appeal on April 10, 2009, and the underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. The plaintiff’s opening brief in the appeal was filed on August 26, 2009; our response and the underwriters’ response and the underwriters’ brief in support of their cross-appeal was filed on October 2, 2009; the plaintiff’s reply brief and opposition to the cross-appeal was filed on November 2, 2009; and the underwriters’ reply brief in support of their cross-appeals is due on November 17, 2009. We currently believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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
If our acquisition by affiliates of Covidien plc is not completed as expected, our stock price, business and results of operations may suffer.
     On September 27, 2009, we entered into the Merger Agreement with Parent and Purchaser, which we have previously filed with the SEC. Pursuant to the Merger Agreement, Purchaser commenced a tender offer for all of our outstanding common stock at a purchase price of $12.00 per share, net to the holder in cash, subject to any required withholding of taxes. The initial offering period for the Offer expired at 12:00 midnight, New York City time, at the end of Thursday, November 5, 2009, after which Purchaser accepted and paid for all shares validly tendered and not withdrawn at the time, representing approximately 90% of our outstanding common stock (excluding shares tendered under guaranteed delivery procedures). Pursuant to the terms of the Merger Agreement, Purchaser exercised its option to purchase newly issued shares from us at the tender offer price. Following the purchase, Purchaser owned sufficient shares to effect a short-form merger with and into Aspect, which will then become an indirect wholly owned subsidiary of Covidien (the “Merger”). We expect that Purchaser will complete the Merger as soon as practicable.
     Although the Offer was successfully completed, it is possible that the required conditions to the short-form merger procedures provided by Delaware law or the merger generally under the Merger Agreement may not be satisfied. The merger might be delayed if the Purchaser cannot use the short-form merger procedure and is required to obtain stockholder approval, or it could be prevented if a court or other governmental authority were to block the merger or make it illegal. If the merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including:
•	activities related to the Offer or the merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed transaction does not occur;

•	the market price of our common stock could decline following an announcement that the proposed transaction had been abandoned or delayed;

•	if the merger is delayed or otherwise not consummated within the contemplated time periods or at all, because the Purchaser would own a substantial majority of our common stock, there may not be an active trading market for our remaining shares of common stock and we may not be able to sustain our Nasdaq listing;

•	we would remain liable for our costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
Lawsuits have been filed against us and the members of our Board of Directors arising out of our acquisition by affiliates of Covidien plc, which may delay or prevent the proposed transaction.
     Three putative class action lawsuits related to the Offer and the Merger have been filed against us and the members of our board of directors.
     On October 6, 2009, a putative class action complaint, Albert Donnay v. Nassib Chamoun, et al., Civil Action No. 09-4249-BLS, was filed in the Massachusetts Superior Court for Suffolk County, Business Litigation Session. This action purports to be brought on behalf of all public stockholders of Aspect, and names Aspect, certain of its directors, United States Surgical Corporation, and Transformer Delaware Corp. as defendants. The complaint alleges, among other things, that the consideration to be paid to Aspect stockholders in the proposed acquisition is unfair and undervalues Aspect. In addition, the complaint alleges that the Aspect directors named in the action violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The complaint also alleges that Aspect, United States Surgical Corporation and Transformer Delaware Corp. aided and abetted the alleged breaches of fiduciary duties by certain of Aspect’s directors. The complaint seeks, among other relief, an injunction preventing completion of the Merger or, if the Merger is consummated, rescission of the Merger. On October 8, 2009, Aspect and the individual defendants filed an answer in which they have denied the allegations, and they also served a motion to dismiss and/or for judgment on the pleadings. On October 16, 2009, Aspect and the individual defendants filed a motion to stay the action. On October 19, 2009, the plaintiff filed a motion to amend the complaint to add claims asserting that Aspect and the individual defendants failed to disclose in SEC filings material information regarding the Merger.
     On October 13, 2009, a second putative class action complaint, Roland A. Cherwek v. Aspect Medical Systems, Inc., et al. was filed in Delaware Chancery Court. This action purports to be brought on behalf of all public stockholders of Aspect, and names Aspect, its directors, United States Surgical Corporation, Transformer Delaware Corp., and Covidien plc as defendants. The complaint alleges, among other things, that the consideration to be paid to Aspect stockholders in the proposed acquisition is unfair and undervalues Aspect. In addition, the complaint alleges that the Aspect directors named in the action violated their fiduciary duties by, among other things, failing to maximize stockholder value, failing to engage in a fair sale process, and failing to disclose in SEC filings material information regarding the Merger. The complaint also alleges that Aspect, United States Surgical Corporation, Transformer Delaware Corp., and Covidien plc aided and abetted the alleged breaches of fiduciary duties by Aspect’s directors. The complaint seeks, among other relief, an injunction preventing completion of the Merger or, if the Merger is consummated, rescission of the Merger and damages in an unspecified amount. On October 26, 2009, plaintiff (on behalf of himself and the members of the putative class) and all defendants entered into a memorandum of understanding reflecting an agreement in principle to settle the matter. The agreement in principle is subject to the parties reaching agreement on the terms of a mutually acceptable definitive settlement agreement. Thereafter, the settlement agreement will be subject to approval by the court and also conditioned upon consummation of the Merger.
     On October 14, 2009, a third putative class action complaint, Milton Pfeiffer v. Nassib Chamoun, et al., Case No. 09-4377-BLS, was filed in the Massachusetts Superior Court for Suffolk County, Business Litigation Session. This action purports to be brought on behalf of all public stockholders of Aspect, and names Aspect, certain of its directors, United States Surgical Corporation, and Transformer Delaware Corp. as defendants. The complaint alleges, among other things, that the consideration to be paid to Aspect stockholders in the proposed acquisition is unfair and undervalues Aspect. In addition, the complaint alleges that the Aspect directors named in the action violated their fiduciary duties by, among other things, failing to maximize stockholder value, failing to engage in a fair sale process, and failing to disclose in SEC filings material information regarding the Merger. The complaint also alleges that Aspect, United States Surgical Corporation and Transformer Delaware Corp. aided and abetted the alleged breaches of fiduciary duties by the Aspect directors named in the action. The complaint seeks, among other relief, an injunction preventing completion of the Merger or, if the Merger is consummated, rescission of the Merger and damages in an unspecified amount. On October 16, 2009, Aspect and the individual defendants filed a motion to stay the action.
     We intend to vigorously defend against these claims; however, the outcome of all litigation is uncertain and we may not be successful in defending against these claims. Regardless of the outcome of this lawsuit, it could delay or prevent our acquisition by Covidien, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.
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
     Moreover, additional clinical research we or third parties undertake may fail to support the benefit of our products, including failing to support evidence of a link between the use of BIS monitoring and a reduction in the incidence of awareness. For example, a third-party study published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. We believe that the rate of growth of our sensor revenue has been and may, in future periods continue to be, adversely affected as a result of this publication. If the patient safety benefits of BIS monitoring are not persuasive enough to lead to a wider adoption of our BIS technology, our business, financial condition and results of operations could be adversely affected.

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
Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2009.
     Various factors may adversely affect our quarterly operating results through the fourth fiscal quarter of 2009. Among these factors are the following:
•	a third party study published in March 2008 in the New England Journal of Medicine compared BIS monitoring with a protocol based on end-tidal gas anesthetic in a patient population considered to be at high risk of awareness and concluded that, based upon a similar occurrence of awareness in both groups, no benefit of BIS monitoring was demonstrated. We believe that the publication of this study has had, and may continue to have an adverse effect on the rate at which existing or potential new customers purchase and use our products, which could adversely affect our operating results;

•	we have expanded our sales force and expect that the resulting increase in operating expenses would not be offset at least initially by an increase in revenue; as a result our operating results in such periods could be adversely affected;

•	we have repurchased a portion of our 2.5% convertible senior notes due 2014, referred to as our notes, and we may make additional repurchases in the future. If any such repurchases are made at a discount to the face value of the note, we expect to record a gain on such transaction, which could affect our operating results in the quarter in which any such repurchase is made;

•	we face risks beyond our control with respect to the continued challenges of the U.S. and worldwide economies, including without limitation the effects of domestic inflation, declines in the value of our investments, the global rise in energy costs and reductions in hospital spending; and

•	we have entered into a Merger Agreement with Parent and Purchaser and activities and uncertainties related to this transaction may lead to a loss of revenue and market position that we may not be able to regain.
     If these or any other adverse factors cause a decline in our operating results, or if the market perceives that any such adverse factors could cause a decline in our operating results, in the fourth quarter of 2009 or beyond, then the trading price of our common stock may decline and your investment may lose value.
Fluctuations in our quarterly operating results could cause our stock price to decrease.
     Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including:
•	the timing and volume of customer orders for our BIS system;

•	market acceptance of our BIS VISTA monitor;

•	use of and demand for our BIS Sensors;

•	the timing and amount of sales from new products and technologies we may introduce, such as products we may sell under the LiDCO Distribution Agreement;

•	customer cancellations;

•	introduction of competitive products;

•	regulatory approvals;

•	changes in management;

•	turnover in our direct sales force;

•	expansion of our direct sales force which has increased our operating expenses, and this increase will not be offset, at least initially, by an increase in revenue;

•	effectiveness of new marketing and sales programs;

•	communications published by industry organizations or other professional entities in the anesthesia community that are unfavorable to our business, including publication of the results of clinical studies;

•	trading in our convertible debt instruments;

•	repurchases of shares of our common stock or our notes;

•	the amount of our outstanding indebtedness and interest payments under debt obligations;

•	reductions in orders by our distributors and original equipment manufacturers; and

•	the timing and amount of our expenses.
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
     We believe that the financial resources available to us, including our current working capital and available revolving line of credit, will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months. If we are unable to increase our revenue and continue to maintain positive cash flow, we will need to raise additional funds. We may also need additional financing if:
•	the research and development costs of our products or technology currently under development increase beyond current estimates;

•	we decide to expand faster than currently planned;

•	we develop new or enhanced services or products ahead of schedule;

•	we decide to undertake new sales and/or marketing initiatives;

•	we are required to defend or enforce our intellectual property rights, or respond to other legal challenges with respect to our products, including product liability claims;

•	sales of our products do not meet our expectations domestically or internationally, including sales of our BIS Sensors;

•	we are required or elect to pay the principal under our notes in cash at or prior to maturity or we determine to repurchase any portion of our notes;

•	we experience unexpected losses in our cash investments or are otherwise unable to liquidate these investments due to unfavorable conditions in the capital markets;

•	we need to respond to competitive pressures; or

•	we decide to acquire complementary products, businesses or technologies.
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
     Any of the following could delay the completion of our ongoing and planned clinical trials, or result in a failure of these trials to support our business:
•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials; or

•	failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential products.
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
     In the past, we have experienced high turnover in our direct sales force. It is possible that high turnover may occur in the future. If new sales representatives do not acquire the technological skills to sell our products in a timely and successful manner or we experience high turnover in our direct sales force, we may not be able to sustain and grow our product revenue. In addition, in order to increase our sales, we need to continue to strengthen our relationships with our international distributors and continue to add international distributors. Also, we need to continue to strengthen our relationships with our original equipment manufacturers and other sales channels and increase sales through these channels. On an ongoing basis, we need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of the BIS system by our customers. If we do not implement new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business. Among other things, we need to:
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
     We may attempt to acquire businesses, technologies, services or products that we believe are a strategic complement to our business whether by purchase, exclusive license, assignment or comparable arrangements. For example, we recently entered into the LiDCO Distribution Agreement, pursuant to which we obtained exclusive rights to distribute LiDCO’s LiDCOrapid monitoring system in the United States, non-exclusive rights to distribute the LiDCOplus system and an exclusive license to integrate LiDCO and BIS® technologies into a combined product for sale in the United States. For the first six months of the distribution agreement, our exclusive rights under the agreement in certain U.S. territories are subject to the exclusive rights granted by LiDCO to a third party. We may encounter operating difficulties and expenditures relating to integrating an acquired business, technology, service or product, such as the product license and distribution rights we gained under our agreement with LiDCO. These acquisitions may also absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. For example, we may not be able to successfully distribute LiDCO’s products, integrate those products into a combined product, or realize any revenue from the arrangement. We may also make dilutive issuances of equity securities, incur debt or experience a decrease in the cash available for our operations, or incur contingent liabilities in connection with any future acquisitions, all of which could have a material adverse affect on our business, financial condition and results of operations.
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
     The market price of our stock is highly volatile. For example, from January 1, 2009 through November 1, 2009, the price of our common stock has ranged from a high of $12.14 to a low of $2.86. As a result of this volatility, your investment in our stock could rapidly lose its value. Our stock price could fluctuate for many reasons, including without limitation:
•	variations in our quarterly operating results or those of companies that are perceived to be similar to us;

•	third-party sales of large blocks of our common stock;

•	rumors relating to us or our competitors;

•	changes to our research and development plans and/or announcements regarding new technologies by us or our competitors;

•	adverse results in clinical trials of our BIS monitoring system products and products under development;

•	negative publicity or unfavorable media coverage;

•	lawsuits involving us;

•	sales by us of equity or debt to fund our operations;

•	the loss of any of our key scientific or management personnel;

•	information relating to the proposed acquisition of all of our outstanding shares of common stock pursuant to the Merger Agreement;

•	FDA or international regulatory actions or lawsuits concerning the safety of our products; and

•	market conditions, both in the medical device sector and generally.
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
     Various provisions of our certificate of incorporation and by-laws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:
•	the terms of the Merger Agreement;

•	preferred stock that could be issued by our board of directors to make it more difficult for a third party to acquire, or to discourage a third party from acquiring, a majority of our outstanding voting stock;

•	classification of our directors into three classes with respect to the time for which they hold office;

•	non-cumulative voting for directors;

•	control by our board of directors of the size of our board of directors;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	inability of our stockholders to take any action by written consent; and

•	advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

Risks Related to our Issuance of $125 Million Principal Amount of
2.5% Convertible Senior Notes due 2014
Our indebtedness as a result of the issuance of $125 million principal amount of 2.5% convertible senior notes, or the notes, may harm our financial condition and results of operations.
     In June 2007, we issued $125.0 million principal amount of 2.5% convertible senior notes due 2014. At October 3, 2009, $58.0 million principal amount remained outstanding. As a result of our proposed acquisition by affiliates of Covidien plc, following the Offer and the Merger holders of our convertible debt may elect to convert such debt into shares of our common stock or deliver their notes to the surviving corporation of the Merger for repayment, until the end of a repurchase period that will be specified in our notice to the note holders. Our level of indebtedness could have important consequences to investors, because:
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
     As of October 3, 2009, we had outstanding options to purchase approximately 3,859,561 shares of our common stock at a weighted average exercise price of $14.98 per share (approximately 1,251,701 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1991 Amended and Restated Stock Option Plan, 1998 Stock Incentive Plan, Amended and Restated 1998 Director Equity Incentive Plan and 2001 Stock Incentive Plan, as amended. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock and the value of the notes.

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
     The notes will be our senior unsecured obligations and rank equally with any senior debt and senior to any subordinated debt. However, the notes will be effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of October 3, 2009, we did not have any secured indebtedness outstanding. The provisions of the indenture governing the notes do not prohibit us from incurring secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.
The structural subordination of the notes to our secured liabilities and all liabilities and preferred equity of our subsidiaries may limit our ability to satisfy our obligations under the notes.
     The notes will be effectively subordinated to all unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, will be subject to the prior claims of such subsidiary’s creditors, including trade and other payables, but excluding intercompany indebtedness. As of October 3, 2009, our subsidiaries had an accounts payable and accrued liabilities balance of approximately $1.3 million. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional liabilities or issuing preferred equity in the future.
Item 5. Other Information.
Amendment 1 to BISx Development, Purchase and License Agreement with Draeger Medical Systems, Inc.
     On October 22, 2009, we and Draeger Medical Systems, Inc. entered into amendment no. 1 effective as of August 28, 2009 to the BISx development, purchase and license agreement dated January 28, 2004 by and between Aspect and Draeger. Unless otherwise defined, all capitalized terms below are defined in the amendment which is filed as exhibit 10.5 to this Quarterly Report on Form 10-Q.
     The amendment, among other things:
•	modifies the global distribution rights of Draeger with respect to our BIS Sensors;

•	modifies the calculation of commissions to be paid to Draeger on sales of our BIS Sensors;

•	revises specified prices and product specifications under the agreement;

•	expands the list of products covered under the agreement; and

•	extends the initial term of the agreement through December 31, 2012, renewable automatically for successive twelve-month periods unless either party provides notice of termination to the other party at least sixty days prior to expiration of the agreement.
     The foregoing description of the amendment is qualified in its entirety by the full text and the amendment which is filed herewith as exhibit 10.5 and incorporated herein by reference thereto.
Amendment 2 to OEM Development and Purchase Agreement with Mindray DS USA, Inc. (formerly Datascope Corp)
     On November 5, 2009, we and Mindray DS USA, Inc. entered into amendment no. 2 effective as of October 3, 2009 to the OEM development and purchase agreement dated July 24, 2003 by and between Aspect and Mindray DS USA, Inc. (formerly Datascope Corp.). Unless otherwise defined, all capitalized terms below are defined in the amendment which is filed as exhibit 10.6 to this Quarterly Report on Form 10-Q.
     The amendment, among other things:

•	modifies the global distribution rights of Mindray DS with respect to our BIS Sensors;

•	eliminates commissions to be paid to Mindray DS on sales of our BIS Sensors;

•	modifies the warranty period for Aspect Products;

•	revises specified prices and product specifications under the agreement;

•	expands the list of products covered under the agreement; and

•	revises the initial term of the agreement through October 25, 2009, renewable automatically for successive twelve-month periods unless either party provides notice of termination to the other party at least ninety days prior to expiration of the agreement.
The foregoing description of the amendment is qualified in its entirety by the full text and the amendment which is filed herewith as exhibit 10.6 and incorporated herein by reference thereto.
Item 6. Exhibits.
     The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT MEDICAL SYSTEMS, INC.
Date: November 6, 2009	By:	/s/ J. Neal Armstrong
J. Neal Armstrong
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT
2.1	Agreement and Plan of Merger, dated September 27, 2009, by and between United States Surgical Corporation, Transformer Delaware Corp. and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2009.

4.1	Amendment No. 4 to Rights Agreement, dated September 27, 2009, by and between Computershare Trust Company, N.A. (formerly Equiserve Trust Company) and the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2009.

10.1	Restated Key Employee Change in Control Severance Benefits Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2009.

10.2	Form of Indemnification Agreement dated September 23, 2009 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2009.

10.3	Amended and Restated 1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 28, 2009.

10.4	Restated 1999 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 28, 2009.

10.5 †	Amendment 1 to BISx Development, Purchase and License Agreement, dated October 22, 2009, by and between the Registrant and Draeger Medical Systems, Inc.

10.6 †	Amendment 2 to OEM Development and Purchase Agreement, dated November 5, 2009, by and between the Registrant and Mindray DS USA, Inc. (formerly Datascope Corp).

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.